Form 10-Q
period 2001-06-30
SYSTEM ENERGY RESOURCES INC; ENTERGY CORP /DE/; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA INC; ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC
filed 2001-08-10
CIK 202584, 65984, 71508, 66901, 60527, 44570, 7323

___________________________________________________________________________
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2001

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

Commission      Registrant, State of Incorporation,    I.R.S. Employer
File Number     Address of Principal Executive         Identification No.
                Offices and Telephone Number
1-11299         ENTERGY CORPORATION                    72-1229752
                (a Delaware corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 576-4000

1-10764         ENTERGY ARKANSAS, INC.                 71-0005900
                (an Arkansas corporation)
                425 West Capitol Avenue, 40th Floor
                Little Rock, Arkansas 72201
                Telephone (501) 377-4000

1-27031         ENTERGY GULF STATES, INC.              74-0662730
                (a Texas corporation)
                350 Pine Street
                Beaumont, Texas 77701
                Telephone (409) 838-6631

1-8474          ENTERGY LOUISIANA, INC.                72-0245590
                (a Louisiana corporation)
                4809 Jefferson Highway
                Jefferson, Louisiana 70121
                Telephone (504) 840-2734

0-320           ENTERGY MISSISSIPPI, INC.              64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 368-5000

0-5807          ENTERGY NEW ORLEANS, INC.              72-0273040
                (a Louisiana corporation)
                1600 Perdido Street, Building 505
                New Orleans, Louisiana 70112
                Telephone (504) 670-3674

1-9067          SYSTEM ENERGY RESOURCES, INC.          72-0752777
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000
___________________________________________________________________________

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes     X      No

Common Stock Outstanding                     Outstanding at July 31, 2001
Entergy Corporation           ($0.01 par value)             221,706,367

      Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2000, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


                        Forward-Looking Information

      The following constitutes a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, performance, strategies, prospects and other aspects of the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. and their affiliated companies may involve risks and uncertainties. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to: the effects of weather, the performance of generating units and transmission systems, the possession of nuclear materials, fuel and purchased power prices and availability, the effects of regulatory decisions and changes in law, litigation, capital spending requirements, the onset of competition, including the ability to recover net regulatory assets and other potential stranded costs, the effects of recent developments in the California electricity market on the utility industry nationally, advances in technology, changes in accounting standards, corporate restructuring and changes in capital structure, the success of new business ventures, changes in the markets for electricity and other energy-related commodities, changes in interest rates and in financial and foreign currency markets generally, the economic climate and growth in Entergy's service territories, changes in corporate strategies, and other factors.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               June 30, 2001
                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
 Significant Factors and Known Trends                       3
Management's Financial Discussion and Analysis -
 Liquidity and Capital Resources                            7
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 12
     Consolidated Statements of Income                     17
     Consolidated Statements of Cash Flows                 18
     Consolidated Balance Sheets                           20
     Consolidated Statements of Retained Earnings,
       Comprehensive Income, and Paid-In Capital           22
     Selected Operating Results                            23
  Entergy Arkansas, Inc.:
     Results of Operations                                 24
     Income Statements                                     27
     Statements of Cash Flows                              29
     Balance Sheets                                        30
     Selected Operating Results                            32
  Entergy Gulf States, Inc.:
     Results of Operations                                 33
     Income Statements                                     36
     Statements of Cash Flows                              37
     Balance Sheets                                        38
     Selected Operating Results                            40
  Entergy Louisiana, Inc.:
     Results of Operations                                 41
     Income Statements                                     44
     Statements of Cash Flows                              45
     Balance Sheets                                        46
     Selected Operating Results                            48
  Entergy Mississippi, Inc.:
     Results of Operations                                 49
     Income Statements                                     51
     Statements of Cash Flows                              53
     Balance Sheets                                        54
     Selected Operating Results                            56
  Entergy New Orleans, Inc.:
     Results of Operations                                 57
     Income Statements                                     60
     Statements of Cash Flows                              61
     Balance Sheets                                        62
     Selected Operating Results                            64
  System Energy Resources, Inc.:
     Results of Operations                                 65
     Income Statements                                     66
     Statements of Cash Flows                              67
     Balance Sheets                                        68
Notes to Financial Statements for Entergy Corporation
 and Subsidiaries                                          70
Part II:
  Item 1.  Legal Proceedings                               82
  Item 4.  Submission of Matters to a Vote of
          Security Holders                                 82
  Item 5.  Other Information                               84
  Item 6.  Exhibits and Reports on Form 8-K                85
Signature                                                  87

                                DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO 1 and 2              Units  1  and  2  of  Arkansas Nuclear  One  Steam
                         Electric Generating Station (nuclear)
APSC                     Arkansas Public Service Commission
Board                    Board of Directors of Entergy Corporation
BPS                      British pounds sterling
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement, dated as of June 21, 1974, as  amended, between System Energy and Entergy Corporation, and
                         the assignments thereof
CitiPower                CitiPower  Pty., an electric distribution  company
                         serving   Melbourne,  Australia  and   surrounding
                         suburbs,  which  was  sold  by  Entergy  effective
                         December 31, 1998
Council                  Council of the City of New Orleans, Louisiana
domestic utility
 companies               Entergy  Arkansas,  Entergy Gulf  States,  Entergy
                         Louisiana,  Entergy Mississippi, and  Entergy  New
                         Orleans, collectively
EPA                      United States Environmental Protection Agency
EPDC                     Entergy Power Development Corporation
EWG                      Exempt wholesale generator under PUHCA
EWO                      Entergy   Wholesale  Operations,  which  primarily
                         consists  of  Entergy's global  power  development
                         business
Entergy                  Entergy  Corporation and its  various  direct  and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Corporation      Entergy Corporation, a Delaware corporation
Entergy Gulf States      Entergy  Gulf States, Inc., including  its  wholly
                         owned  subsidiaries - Varibus Corporation,  GSG&T,
                         Inc.,  Prudential  Oil & Gas, Inc.,  and  Southern
                         Gulf Railway Company
Entergy-Koch             Entergy-Koch, L.P., a joint venture equally  owned
                         by Entergy and Koch Industries, Inc.
Entergy London           Entergy  London Investments plc, formerly  Entergy
                         Power   UK   plc   (including  its  wholly   owned
                         subsidiary,  London Electricity  plc),  which  was
                         sold by Entergy effective December 4, 1998
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
Entergy Power            Entergy Power, Inc.
FERC                     Federal Energy Regulatory Commission
FitzPatrick              James  A. FitzPatrick nuclear power plant, 825  MW
                         facility  located near Oswego, New York, purchased
                         in November 2000, from New York Power Authority by
                         Entergy's domestic non-utility nuclear business
FUCO                     Exempt foreign utility company under PUHCA
Form 10-K                The  combined Annual Report on Form 10-K  for  the
                         year  ended December 31, 2000 of Entergy,  Entergy
                         Arkansas,  Entergy Gulf States, Entergy Louisiana,
                         Entergy  Mississippi,  Entergy  New  Orleans,  and
                         System Energy
Grand Gulf 1             Unit  No.  1  of the Grand Gulf Nuclear Generation
                         Plant
GGART                    Grand Gulf Accelerated Recovery Tariff
GWH                      One million kilowatt-hours
Independence             Independence Steam Electric Station (coal),  owned
                         16%   by   Entergy   Arkansas,  25%   by   Entergy
                         Mississippi, and 7% by Entergy Power

Abbreviation or Acronym       Term

Indian Point 3           Indian  Point  3  nuclear  power  plant,  980   MW
                         facility located in Westchester County, New  York,
                         purchased  in November 2000, from New  York  Power
                         Authority   by   Entergy's  domestic   non-utility
                         nuclear business
LPSC                     Louisiana Public Service Commission
Merger Agreement         Agreement and Plan of Merger dated July  30,  2000
                         by and between FPL Group, Entergy Corporation, WCB
                         Holding     Corporation,    Ranger     Acquisition
                         Corporation   and  Ring  Acquisition  Corporation,
                         which was mutually terminated on April 1, 2001
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s)
Net revenue              Operating  revenue net of fuel, fuel-related,  and
                         purchased   power   expenses;   other   regulatory
                         credits; and amortization of rate deferrals
NRC                      Nuclear Regulatory Commission
NYPA                     New York Power Authority
Pilgrim                  Pilgrim  Nuclear Station, 670 MW facility  located
                         in  Plymouth, Massachusetts purchased in July 1999
                         from  Boston  Edison  by Entergy's  domestic  non-
                         utility nuclear business
PUCT                     Public Utility Commission of Texas
PUHCA                    Public  Utility Holding Company Act  of  1935,  as
                         amended
River Bend               River   Bend  Steam  Electric  Generating  Station
                         (nuclear)
SEC                      Securities and Exchange Commission
SFAS                     Statement  of  Financial Accounting  Standards  as
                         promulgated by the Financial Accounting  Standards
                         Board
System Agreement         Agreement, effective January 1, 1983, as modified,
                         among  the domestic utility companies relating  to
                         the sharing of generating capacity and other power
                         resources
System Energy            System Energy Resources, Inc.
Unit Power Sales
 Agreement               Agreement,  dated as of June 10, 1982, as  amended
                         and  approved  by  FERC, among  Entergy  Arkansas,
                         Entergy  Louisiana,  Entergy Mississippi,  Entergy
                         New  Orleans, and System Energy, relating  to  the
                         sale  of  capacity and energy from System Energy's
                         share of Grand Gulf 1
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant
White Bluff              White Bluff Steam Electric Generating Station, 57%
                         owned by Entergy Arkansas

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry, as well as market risks and other significant issues affecting Entergy. See "Item 1. Business - BUSINESS OF ENTERGY - Industry Restructuring and Competition" in the Form 10-K for issues concerning the timing and implementation of Entergy's transition to competition, including potential conflicts among Entergy's regulated jurisdictions. Although transition to competition filings have been made in all jurisdictions, proceedings have not yet commenced in all cases. Set forth below are updates to the information contained therein.

Business Combination with FPL Group

     On July 30, 2000, Entergy Corporation and FPL Group, Inc. entered into a Merger Agreement providing for a business combination that would have resulted in the creation of a new company. On April 1, 2001, Entergy Corporation and FPL Group terminated the Merger Agreement by mutual decision. Both companies agreed that no termination fee is payable under the terms of the Merger Agreement, unless within nine months of the termination one party agrees to a substantially similar transaction with another party. Each company will bear its own merger-related expenses. Entergy has filed for withdrawal of its merger-related filings submitted to the FERC, the SEC, and state and local regulatory agencies.

Domestic Transition to Competition

Federal Regulatory Activity

System Agreement Proceedings

     See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the proposed amendments to the System Agreement filed with FERC by the domestic utility companies. The proposed amendments were designed to facilitate the implementation of retail competition in Arkansas and Texas. As discussed in the Form 10-K, the LPSC and the Council also filed a complaint with FERC seeking revisions to the System Agreement.

     In June 2001, in connection with these proceedings, the parties filed an offer of settlement with FERC. The offer of settlement provides for the following amendments to the System Agreement:

     o the Texas retail jurisdictional division of Entergy Gulf States will terminate its participation in the System Agreement, except for the aspects related to transmission equalization, when Texas implements retail open access, which is currently scheduled for January 1, 2002;
     o five percent of Entergy Gulf States' megawatt capacity allocated to the Texas retail load by the LPSC will be made available to the domestic utility companies remaining under the System Agreement. Each company has until November 15, 2001 to elect to purchase its pro rata share of this capacity. Entergy Arkansas' pro rata share is 27.3%, Entergy Gulf States - Louisiana's pro rata share is 20.2%, Entergy Louisiana's pro rata share is 30.2%, Entergy Mississippi's pro rata share is 15.9%, and Entergy New Orleans' pro rata share is 6.4%. If a company elects to purchase capacity it will be for the period January 1, 2002 through June 30, 2008. If a company elects not to purchase, the other companies are not entitled to purchase that company's share of the capacity; and
     o the service schedule developed to track changes in energy costs resulting from the Entergy-Gulf States Utilities merger is modified to include one final true-up of fuel costs when the Texas retail jurisdictional division of Entergy Gulf States ceases participation in the System Agreement, after which the service schedule will no longer be applicable for any purpose.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


The proceeding on the complaint filed with FERC in 1995 by the LPSC requesting modification of the System Agreement to exclude curtailable load from the cost allocation determination was not settled. In July 2001, an ALJ issued decisions certifying the offer of settlement to the FERC and generally continuing to include curtailable load served during 1995 in cost allocation determinations. FERC approved the settlement in July 2001.

      As anticipated by the offer of settlement, the LPSC and the Council commenced a new proceeding at FERC in June 2001. In this proceeding, the LPSC and the Council allege that the rough production cost equalization required by FERC under the System Agreement and the Unit Power Sales Agreement has been disrupted by changed circumstances. The LPSC and the Council have requested that FERC amend the System Agreement or the Unit Power Sales Agreement or both to achieve full production cost equalization or to restore rough production cost equalization. Their complaint does not seek a change in the total amount of the costs allocated under the Unit Power Sales Agreement. Several parties have filed interventions in the proceeding, including the APSC and the MPSC. Entergy filed its response to the complaint in July 2001 denying the allegations of the LPSC and the Council. The APSC and the MPSC also filed responses opposing the relief sought by the LPSC and the Council.

     In  their  complaint, the LPSC and Council allege  that  the  domestic utility companies' annual production costs over the period 2002 to 2007 will be over or (under) the average for the domestic utility companies by the following amounts:

        Entergy Arkansas             ($130) to ($278) million
        Entergy Gulf States - LA           $11 to $87 million
        Entergy Louisiana                $139 to $132 million
        Entergy Mississippi              ($27) to $13 million
        Entergy New Orleans                 $7 to $46 million

This range of results is a function of assumptions regarding such things as future natural gas prices, the future market price of electricity, and other factors. If FERC grants the relief requested, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the average and a material decrease in production costs allocated to companies whose costs currently are projected to exceed the average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of any of the domestic utility companies, although neither the timing nor the outcome of the proceedings at FERC can be predicted at this time.

Open Access Transmission and Entergy's Transco Proposal

      See "Open Access Transmission and Entergy's Transco Proposal" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of FERC's Order 2000 and Entergy's proposed Transco.

     In July 2001, FERC issued orders on various proposals for transmission owners in the United States to commit their assets to regional transmission organizations (RTOs). In the orders, FERC indicated that it envisions the establishment of four RTOs in the United States, one in each of the Northeast, Southeast, Midwest, and West. FERC further required utilities within the Northeast and Southeast, including Entergy, to participate in mediation proceedings for the purpose of facilitating the establishment of these two RTOs.

     In July 2001, the domestic utility companies filed requests with their state and local regulatory commissions to suspend proceedings regarding Transco pending further action in the FERC-mandated mediation proceedings.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


State Regulatory Activity

Texas

     Since the filing of the Form 10-K, several developments have occurred in the Texas retail open access proceedings and in Texas and Louisiana proceedings for the separation of the utility operations of Entergy Gulf States among new corporate and partnership entities. See Note 2 to the financial statements herein for a discussion of these developments.

State and Local Rate Regulation

      The domestic utility companies' retail and wholesale rate matters and other regulatory proceedings are discussed more thoroughly in Note 2 to the financial statements herein and in the Form 10-K.

Filings with the APSC

     In April 2001, Entergy Arkansas filed with the APSC a proposal to recover, costs plus carrying charges associated with power restoration caused by the December 2000 ice storms. In an order issued in June 2001, the APSC decided that it would not give final approval to Entergy's proposed storm cost recovery rider outside of a fully developed cost-of-service study in a general rate proceeding. In a subsequent decision, the APSC ordered Entergy Arkansas to commence such a proceeding by January 2002. The APSC action resulted in the deferral in 2001 of previously expensed storm damage costs as reflected in Entergy Arkansas' financial statements.

     In July 2001, Entergy Arkansas filed with the APSC its final storm damage cost determination of $195 million associated with power restoration during the December 2000 ice storms. Entergy Arkansas is proposing to recover $170 million, plus carrying charges, over approximately a six and one-half year period. The remainder of the costs is primarily capital expenditures that will be included in rate base in future general rate proceedings. The APSC established a procedural schedule to consider putting an interim rider in place to recover the ice storm costs, subject to refund. The schedule calls for a January 2002 hearing date and the issuance of a decision by February 2002. No assurance can be given as to the timing or outcome of these proceedings before the APSC.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Filings with the Council

      In June 2001, Entergy New Orleans filed with the Council for changes in gas and electric rates based on a test year ending December 2000. The filing indicated that an increase in both gas and electric rates might be appropriate. Proceedings on Entergy New Orleans' filing have been deferred until June 2002.

Continued Application of SFAS 71 and Stranded Cost Exposure

      See "Continued Application of SFAS 71 and Stranded Cost Exposure" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the potential effects of discontinuation of SFAS 71 for the generation portion of Entergy's business as well as Entergy's exposure to stranded costs. Resolution of the regulatory proceedings affecting the transition to competition of Entergy Gulf States' Texas generation business will likely require the discontinuance of the application of SFAS 71 accounting treatment to that business, which may occur in the fourth quarter of 2001. The regulatory proceedings are discussed in "Domestic Transition to Competition - State Regulatory and Legislative Activity - Texas" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K and that discussion is updated in Note 2 to the financial statements herein. Management does not expect a material adverse effect on Entergy's and Entergy Gulf States' results of operations if SFAS 71 accounting treatment for the Texas generation business is discontinued in the fourth quarter of 2001.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Cash Flows

Operating Activities

      The following table summarizes net cash flow provided by (used in) operating activities for Entergy, the domestic utility companies, and System Energy:

                                 Six Months Ended     Six Months Ended
              Company             June 30, 2001         June 30, 2000
                                            (In Millions)

        Entergy                       $600.7               $839.8
        Entergy Arkansas              $160.5               $124.0
        Entergy Gulf States           $184.9               $138.6
        Entergy Louisiana             $195.2                $77.2
        Entergy Mississippi            ($8.4)               $18.7
        Entergy New Orleans            ($1.8)               $16.9
        System Energy                  $95.5               $325.1

      Entergy's consolidated net cash flow provided by operating activities decreased primarily due to:

     o a decrease, excluding the effect of money pool activity, of $154 million in cash provided by the domestic utility companies and System Energy; and
     o net cash used of $35.1 million in operating activities in 2001 by EWO compared with EWO providing $39.7 million of operating cash flow in 2000 due to a net loss generated in 2001 compared with net income in 2000.

     These decreases in consolidated net operating cash flow were partially offset by an increase in cash provided by the domestic non-utility nuclear business of $47.5 million, primarily from the operation of the FitzPatrick and Indian Point 3 plants, purchased in 2000.

     Payments for higher fuel costs and for power restoration costs associated with the December 2000 ice storms in Arkansas resulted in the overall decrease in operating cash flow provided by the domestic utility companies and System Energy. These payments were partially funded by borrowings from the money pool and external lines of credit, which are discussed below. Partially offsetting the higher fuel costs and power restoration costs is an increase in fuel cost recovery in 2001,
primarily  at  Entergy  Louisiana and Entergy  Gulf  States.   The
increase in fuel cost recovery is partially offset by increased fuel cost under-recovery at Entergy Mississippi. Increases in income taxes accrued resulting from book and tax income timing differences also increased operating cash flow in 2001 compared to 2000. Management expects that these timing differences may continue to increase operating cash flow in the immediate future.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      Money pool activity also affected the operating cash flows of the domestic utility companies and System Energy. The increases (decreases) in money pool borrowings during 2001 and 2000 are as follows:

                                Six Months Ended     Six Months Ended
              Company             June 30, 2001       June 30, 2000
                                           (In Millions)

       Entergy Arkansas              $134.7              ($40.6)
       Entergy Gulf States            $26.6              ($36.1)
       Entergy Louisiana                  -              ($91.5)
       Entergy Mississippi                -              ($50.0)
       Entergy New Orleans            $11.2               ($6.9)

For the lenders to the money pool in 2001, Entergy Louisiana's money pool associated company receivables increased $49.1 million and System Energy's money pool associate company receivables increased $101.4 million for the six months ended June 30, 2001. In 2000, System Energy's money pool associate company receivables decreased $176.3 million. System Energy's money pool activity is the primary cause of the decrease in operating cash flow for System Energy for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

      The money pool is an inter-company funding arrangement designed to reduce the domestic utility companies' and System Energy's dependence on external short-term borrowings. The money pool provides a means by which, on a daily basis, the excess funds of Entergy Corporation, the domestic utility companies, and System Energy may be used by the domestic utility companies or System Energy to fulfill short-term cash requirements. See "Capital Resources - Sources of Capital" below for a discussion of the limitations on these borrowings.

Investing Activities

     Net cash used in investing activities increased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily due to:

     o capital contributions made in the formation of Entergy-Koch, L.P.;
     o the maturity of other temporary investments in 2000;
     o investments used as collateral for letters of credit by the domestic non-utility nuclear business, discussed below in "Uses of Capital - Domestic Non-Utility Nuclear;" and
     o proceeds from the sale of the Freestone power project in 2000.

     The following factors partially offset the overall increase in cash used in investing activities:

     o decreased construction expenditures due to completion of construction of the Saltend and Damhead Creek plants;
     o decreased payments by EWO for turbines in 2001, discussed below in "Uses of Capital - Entergy Wholesale Operations;" and
     o decreased under-recovery of deferred fuel costs incurred at certain of the domestic utility companies. Entergy Arkansas, the Texas portion of Entergy Gulf States, and Entergy Mississippi for 2000 only, have treated these costs as regulatory investments because these companies are allowed by their regulatory jurisdictions to recover the accumulated fuel cost regulatory asset over longer than a twelve month period.
       The companies will earn a return on the under-recovered balances.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Financing Activities

      Financing activities used cash in 2001 compared with cash provided in 2000 primarily due to:

     o a higher amount of debt issued by the domestic utility companies in 2000 than in 2001;
     o no additional borrowings in 2001 under the Saltend and Damhead Creek credit facilities due to the completion of construction of the plants;
     o decreased borrowings made during 2001 under the Entergy Corporation credit facility compared to borrowings made in 2000; and
     o increased debt retirements due to repayments on the Saltend and Damhead Creek credit facilities by EWO, partially offset by decreased debt retirements by the domestic utility companies.

Partially offsetting the overall increase in cash used in financing activities were the following:

     o redemption of Entergy Gulf States' preference stock in 2000;
     o increased common stock issuances; and
     o decreased repurchases of Entergy Corporation common stock in 2001. Entergy anticipates limited repurchase activity for the remainder of 2001, as it considers various investment opportunities.

Capital Resources

      See "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES - Capital Resources" in the Form 10-K for a discussion of Entergy's sources of funds and capital requirements. The following are updates to the Form 10-K.

Sources of Capital

      As discussed in the Form 10-K, certain of the domestic utility companies have issued or expect to issue debt in 2001. See Note 4 to the financial statements herein for details regarding long-term debt issued in 2001.

      Short-term borrowings by the domestic utility companies and System Energy, including borrowings under the money pool, are limited to amounts authorized by the SEC. See Note 4 to the financial statements in the Form 10-K for further discussion of Entergy's short-term borrowing limits. In 2001, Entergy received SEC approval to increase the authorized limits for the following companies, as follows:

           Company              Previous Limit    Current Limit

  Entergy Mississippi           $103 million      $160 million
  Entergy New Orleans           $ 35 million      $100 million
  Other Entergy subsidiaries    $265 million      $420 million

The approval increased the current SEC authorized short-term borrowing limits for Entergy subsidiaries from $1.343 billion to $1.620 billion. The SEC authorized limits are effective through November 30, 2001. In June 2001, Entergy filed with the SEC to extend the authorization period for the current short-term borrowing limits and the money pool borrowing arrangement.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


     The following companies had borrowings outstanding from the money pool at June 30, 2001:

                                         Outstanding
                 Company                 Borrowings

       Entergy Arkansas               $165.4 million
       Entergy Gulf States            $ 26.6 million
       Entergy Mississippi            $ 34.1 million
       Entergy New Orleans            $ 16.9 million
       Other Entergy subsidiaries     $111.5 million

      Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each obtained 364-day credit facilities in 2001 as follows:

                                               Amount of      Amount Drawn as
          Company         Date Obtained        Facility      of June 30, 2001

  Entergy Arkansas      January 31, 2001      $63 million            -
  Entergy Louisiana     January 31, 2001      $30 million            -
  Entergy Mississippi   February 2, 2001      $25 million       $10 million

Entergy Louisiana decreased its available credit facility to $15 million in
May  2001.   The  facilities have variable interest rates and  the  average commitment fee is 0.13%.

      In May 2001, Entergy Corporation amended its 364-day bank credit facility, increasing the capacity from $500 million to $1.275 billion, of which $472 million was drawn as of June 30, 2001. Entergy Corporation will use borrowings from the facility for general corporate purposes and to make additional investments in competitive businesses, including some or all of the purchase price for the Indian Point 2 nuclear unit which Entergy expects to acquire from Consolidated Edison during the third quarter of 2001. In July 2001, the borrowing capacity on the facility was increased to $1.325 billion.

Uses of Capital

PUHCA Restrictions on Uses of Capital

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. As authorized by the SEC, Entergy is allowed to invest an amount equal to 100% of its average consolidated retained earnings in domestic and foreign generation businesses. As of June 30, 2001, Entergy's investments subject to this rule totaled $832 million constituting 25.4% of its average consolidated retained earnings.

       See "PUHCA Restrictions on Uses of Capital" in "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K for a discussion of other PUHCA restrictions affecting Entergy, such as its capacity to invest in "energy-related" businesses and its ability to guarantee obligations of its non-utility subsidiaries.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Other Uses of Capital by Entergy Corporation

      For the six months ended June 30, 2001, Entergy Corporation paid $134.8 million in cash dividends on its common stock and received dividend payments and returns of capital totaling $287.2 million from subsidiaries. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of Entergy common stock dividends based upon Entergy's earnings, financial strength, and capital requirements. Restrictions on the ability of Entergy's subsidiaries to pay dividends are discussed in Note 8 to the financial statements in the Form 10-K.

Domestic Non-Utility Nuclear

     In connection with the acquisition of the FitzPatrick and Indian Point 3 nuclear power plants, the installment payments due by Entergy to NYPA must be secured by a letter of credit from an eligible financial institution. On November 21, 2000, upon closing the acquisition of the NYPA plants, Entergy delivered a $577 million letter of credit, with NYPA as beneficiary. The letter of credit was backed by cash collateral, and this cash is reflected in the balance sheet at December 31, 2000, as "Special deposits." In January 2001, Entergy replaced $440 million of the cash collateral with an Entergy Corporation guarantee. Most of the cash released by this guarantee was used to fund Entergy's contributions to Entergy-Koch as discussed below under "Joint Ventures." In June 2001, Entergy Corporation obtained new letters of credit totaling $577 million, which replaced the letter of credit initially provided to NYPA. The letters of credit are partially backed by an Entergy Corporation guarantee and partially backed by $272 million of cash collateral. The cash collateral is included in "Other investments" on the balance sheet at June 30, 2001.

Entergy Wholesale Operations

      As part of its turbine acquisition program, an EWO subsidiary (EPDC) sold its rights and obligations under certain turbine acquisition contracts with General Electric Company to a third party in May 2001. The rights to twenty-two turbines were included in the sale. The sale price was approximately $150 million, which corresponded to the amount EPDC had invested in the turbines under construction. The purchaser obtained a revolving financing facility of up to $450 million for the fabrication and acquisition of turbines. EPDC has certain rights to reacquire the turbines from the purchaser, whether pursuant to an interim lease commencing when a turbine is ready for shipment or pursuant to certain purchase rights. The lease payments and purchase price for each turbine have been established pursuant to various agreements between EPDC, the purchaser, and its lenders. If EPDC does not take title to the turbines prior to certain specified dates, the purchaser has certain rights to sell the turbines and EPDC may be held liable for specific defined shortfalls, if any. Certain
EPDC obligations under these agreements will be backed by an Entergy Corporation guarantee.

      In July 2001, EWO signed an agreement to sell the 1,200 MW Saltend power plant to Calpine Corporation for approximately $800 million, which management believes will result in a gain on the sale. The sale is subject to certain conditions and EWO expects to complete the transaction in the third quarter of 2001. A portion of the proceeds from the sale will be used to repay borrowings outstanding under the Saltend project credit facilities and make any payments necessary to terminate the Saltend interest swap agreements.

      As discussed in the Form 10-K, Entergy plans to spend $3.6 billion in the years 2001 through 2003 in its capital investment plan for the global development business. In many regions of the United States, the spark spread (the difference between the price of electricity and the price of natural gas at certain conversion efficiencies) has declined significantly since earlier this year. EWO is attempting to address this spark spread uncertainty through long-term power sales and tolling agreements. Nevertheless, management can provide no assurance that EWO will be able to obtain long-term agreements for these projects or will be able to operate the projects, if built, profitably.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES



Entergy-Koch, L.P.

      In January 2001, subsidiaries of Entergy and Koch Industries, Inc. formed a new limited partnership called Entergy-Koch, L.P. Entergy contributed substantially all of its power marketing and trading business in the United States and the United Kingdom and made other contributions, including equity and loans, totaling $414 million. Koch contributed to the venture its 9,000-mile Koch Gateway Pipeline, gas storage facilities including the Bistineau storage facility near Shreveport, Louisiana, and Koch Energy Trading, which markets and trades electricity, gas, weather derivatives, and other energy-related commodities and services.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     Entergy's consolidated earnings applicable to common stock were $238.9 million and $393.1 million for the three and six months ended June 30, 2001, respectively. The changes in earnings applicable to common stock by operating segments for the three and six months ended June 30, 2001, compared to the same periods in 2000, are as follows:

                                      Three Months Ended     Six Months Ended
             Operating Segments       Increase/(Decrease)  Increase/(Decrease)
                                                   (In Thousands)

Domestic Utility and System Energy          ($9,887)              $26,047
Entergy-Koch/Power Marketing and Trading     38,073                43,102
Domestic Non-Utility Nuclear                 21,028                40,953
Entergy Wholesale Operations (EWO)          (40,461)              (36,450)
Other, including parent company              (7,039)              (16,643)
                                             ------               -------
  Total                                      $1,714               $57,009
                                             ======               =======
Increases in earnings per average common share:
  Basic                                           4%                   23%
  Diluted                                         2%                   21%

See Note 6 to the financial statements for additional business segment information.

     The decreased earnings for the domestic utility and System Energy for the three months ended June 30, 2001 were primarily due to a decrease in unbilled revenues and an increase in interest expenses, partially offset by a decrease in other operation and maintenance expenses, which includes the reversal of Arkansas ice storm costs discussed below. The increased earnings for the domestic utility and System Energy for the six months ended June 30, 2001 were primarily due to:

     o an increase in net revenues as a result of colder-than-normal weather in the winter of 2001;
     o higher prices of electricity sold for resale, particularly at Entergy Gulf States; and
     o a  decrease in reserves for potential rate actions  at  Entergy
       Louisiana.

The increased earnings for the six months ended June 30, 2001 were partially offset by a decrease in unbilled revenues, an increase in interest expense, and a decrease in first quarter 2000 fuel expense from a true-up of the Entergy Arkansas deferred fuel balance.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     Prior to 2001, revenues and expenses from the operation of Entergy's power marketing and trading business were consolidated in Entergy's financial statements. On January 31, 2001, Entergy contributed substantially all of its power marketing and trading business to Entergy-Koch. Entergy accounts for its share in the investment under the equity method of accounting. Therefore, in 2001, the Entergy-Koch/Power Marketing and Trading segment includes Entergy's equity in earnings attributable to Entergy-Koch. Certain terms of the partnership arrangement allocate income from various sources, and the taxes on that income, on a disproportionate basis. These disproportionate allocations have been favorable to Entergy in the aggregate in 2001.

      The increases in earnings at domestic non-utility nuclear in 2001 were primarily due to the ownership of the FitzPatrick and Indian Point 3 plants, which Entergy purchased in November 2000.

      The decreases in earnings at EWO for the three and six months ended June 30, 2001, were primarily due to:

     o more liquidated damages received as compensation for lost operating margin due to plant construction delays from the Saltend contractor in 2000 than from the Damhead Creek contractor in 2001;
     o a decrease in gains on sales of power plants recognized in 2001;
     o an increase in depreciation expense due to commercial operation of the Saltend and Damhead Creek plants; and
     o an increase in interest expense.

      Entergy's share repurchase program also contributed to the increases in earnings per share by decreasing the weighted average number of shares outstanding.

      Entergy's income before taxes is discussed according to the operating segments listed above. "Competitive businesses" operating revenues in the statements of income include primarily revenues generated by domestic non-utility nuclear, EWO, and, for 2000 only, power marketing and trading.

Domestic Utility and System Energy

      The changes in electric operating revenues for Entergy's domestic utility companies for the three and six months ended June 30, 2001 compared to the same periods in 2000 are as follows:

                                      Three Months Ended    Six Months Ended
             Description              Increase/(Decrease)  Increase/(Decrease)
                                                   (In Millions)

Base rate changes                            ($0.4)                  $0.9
Rate riders                                   (1.9)                   1.4
Fuel cost recovery                           367.1                  817.4
Sales volume/weather                          (9.8)                  42.9
Other revenue (including unbilled)           (30.4)                 (57.5)
Sales for resale                               1.5                   40.7
                                            ------                 ------
   Total                                    $326.1                 $845.8
                                            ======                 ======

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Fuel cost recovery

     The domestic utility companies are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is reflected as deferred fuel costs on Entergy's financial statements such that these costs do not have a material net effect on earnings.

     The increases in fuel cost recovery revenue in 2001 were primarily due to:

     o increased fuel recovery factors at Entergy Arkansas, Entergy Gulf States in the Texas jurisdiction, and Entergy Mississippi; and
     o higher fuel and purchased power costs recovered through fuel mechanisms at Entergy Gulf States in the Louisiana jurisdiction, Entergy Louisiana, and Entergy New Orleans due to the increased market prices of natural gas and purchased power.

      Corresponding to fuel cost recovery revenue increases for the three and six months ended June 30, 2001, fuel and purchased power expenses related to electric sales increased approximately $371.7 million and $810.6 million, respectively, primarily due to:

     o an increase in the market prices of purchased power and natural gas;
       and
     o a decrease in first quarter 2000 fuel expense resulting from a true-up of the Entergy Arkansas deferred fuel balance.

Other effects on electric operating revenue

     Electric sales vary seasonally in response to weather and usually peak in the summer. The effect of colder-than-normal winter weather conditions caused an increase in electric sales in 2001. For the six months ended June 30, 2001, electricity sales volume in the domestic utility companies' service territories increased 649 GWH due to the impact of weather conditions. The number of customers in the domestic utility companies' service territories increased only slightly during these periods.

     Unbilled revenues decreased for the three and six months ended June 30, 2001, as a result of decreased fuel prices and less favorable sales volume in the period included in the unbilled revenue calculation compared to the calculation in the prior year. Sales for resale increased for the six months ended June 30, 2001 due to higher prices of resale electricity.

Gas operating revenues

      Natural gas revenues increased $66.6 million for the six months ended June 30, 2001, primarily due to increased market prices for natural gas and additional sales volume due to the colder-than-normal winter. The increase in gas revenues was largely offset by an increase of approximately $61.1 million in gas purchased for resale for the same period.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other impacts on results

     Results for the three and six months ended June 30, 2001 for the domestic utility companies and System Energy were also affected by the following:

     o decreases in other operation and maintenance expenses of $48.4 million for the three months ended and $47.0 million for the six months ended;
     o a net decrease in regulatory credits due to increased charges at System Energy as a result of the GGART at Entergy Arkansas and Entergy Mississippi and an accrual of excess earnings in 2001 in the transition cost account at Entergy Arkansas; and
     o increases in interest expenses of $9.7 million for the three months ended and $20.8 million for the six months ended.

     Results for the six months ended June 30, 2001 were also affected by the following:

     o an increase of $14.6 million in other taxes, primarily from increased franchise taxes; and
     o an increase of $17.1 million in interest income, primarily from carrying charges on deferred fuel costs.

      The decreases in other operation and maintenance expenses for the three and six months ended June 30, 2001 compared to the same periods in 2000 were primarily due to:

     o a decrease in property insurance expense primarily due to a reversal, upon recommendation from the APSC, of $24.5 million of ice storm costs previously charged to expense in December 2000 (these costs are now reflected as regulatory assets);
     o a decrease in plant maintenance expenses of $14.7 million for both the three and six months ended June 30, 2001; and
     o decreases in injury and damages claims and vegetation maintenance spending.

     The increases in interest expenses were primarily due to:

     o debt issued at Entergy Gulf States in June 2000; and
     o borrowings under credit facilities during 2001, primarily at Entergy Arkansas and Entergy Louisiana.

Entergy-Koch/Power Marketing and Trading

     As previously discussed, substantially all of Entergy's power marketing and trading business was contributed to Entergy-Koch in 2001, and earnings from this joint venture are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. As a result, for the three and six months ended June 30, 2001, this segment experienced decreased revenues of $346.6 million and $674.4 million, respectively, and decreased purchased power expenses of $323 million and $620 million, respectively. The negative impact on earnings for these periods from these decreases, however, was more than offset by the equity in earnings from Entergy's interest in the joint venture. The earnings for this segment increased in 2001 due to increased electricity and gas trading volumes and due to a broader range of commodity sources and options provided to customers by the joint venture in 2001. Certain terms of the partnership arrangement allocate income from various sources, and the taxes on that income, on a disproportionate basis. These disproportionate allocations have been favorable to Entergy in the aggregate in 2001.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Domestic Non-Utility Nuclear

      Increases in earnings for the domestic non-utility nuclear business were primarily due to revenue increases of $87.9 million and $206.5 million for the three and six months ended June 30, 2001, respectively, primarily due to the operation of the FitzPatrick and Indian Point 3 plants, purchased in November 2000. The following also impacted earnings for domestic non-utility nuclear for the three and six months ended June 30, 2001, all of which were primarily caused by the acquisition of FitzPatrick and Indian Point 3:

     o other operation and maintenance expenses increased $28.6 million and $84.4 million, respectively;
     o interest expense, primarily related to debt issued to purchase the FitzPatrick and Indian Point 3 plants, increased $13.3 million and $30.7 million, respectively;
     o fuel expenses increased $8.6 million and $20 million, respectively;
       and
     o interest income increased $6.6 million and $16.9 million, respectively.

For the six months ended June 30, 2001, earnings were also impacted by increased taxes other than income taxes of $11.8 million.

Entergy Wholesale Operations

      For the three and six months ended June 30, 2001, operating revenues for EWO increased $280.5 million and $730.8 million, respectively. The increases were primarily due to increases of $160 million and $368 million, respectively, from EWO's interest in Highland Energy and increases of $116 million and $222 million, respectively, from the Saltend and Damhead Creek plants. Highland Energy was acquired in June 2000 and the Saltend and Damhead Creek plants began commercial operation in late November 2000 and early 2001, respectively. For the three and six months ended June 30, 2001, the impact on earnings from the increased revenues is partially offset by increases in fuel and purchased power expenses of $235.7 million and $635.9 million, respectively, and increases in other operation and maintenance expenses of $23.4 million and $60.2 million, respectively.

      The decreases in earnings for the three and six months ended June 30, 2001, were primarily due to the following:

     o liquidated damages of $32.9 million ($23.0 million net of tax) received in 2000 from the Saltend contractor as compensation for lost operating margin from the plant due to construction delays;
     o a $20.5 million ($13.3 million net of tax) gain on the sale of the Freestone project located in Fairfield, Texas, in June 2000; and
     o increased depreciation expense in 2001 due to the commencement of the commercial operation of the Saltend and Damhead Creek plants.

Increases in interest expense of $19.1 million for the three months ended June 30, 2001 and $37.7 million for the six months ended June 30, 2001 also decreased earnings, primarily because the interest related to the Saltend and Damhead Creek plants was capitalized until those plants commenced commercial operation.

     Partially offsetting the overall decrease were the following in 2001:

     o liquidated damages of $13.9 million ($9.7 million net of tax) received from the Damhead Creek construction contractor as compensation for lost operating margin from the plant due to construction delays; and
     o an $11 million ($7.2 million net of tax) gain on the sale of a permitted site in Desoto County, Florida, in May 2001.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      In July 2001, EWO signed an agreement to sell the Saltend power plant for approximately $800 million, which management expects to result in a gain on the sale of the plant. The sale, subject to certain conditions, is anticipated to close during the third quarter of 2001. The sale will reduce the impact on operating results of lower power prices in the United Kingdom.

Other

      Earnings for Other decreased primarily due to $21.8 million ($13.4 million net of tax) of merger-related expenses incurred by Entergy Corporation in the first quarter of 2001 and decreased interest income of $8 million and $11.2 million for the three and six months ended June 30, 2001, respectively.

Income taxes

      The effective income tax rates for the three months ended June 30, 2001 and 2000 were 40.3% and 37.9%, respectively. The effective income tax rates for the six months ended June 30, 2001 and 2000 were 40.3% and 39.6%, respectively.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
          For the Three and Six Months Ended June 30, 2001 and 2000
                               (Unaudited)

                                                             Three Months Ended          Six Months Ended
                                                              2001        2000           2001        2000
                                                                  (In Thousands, Except Share Data)
                  OPERATING REVENUES
Domestic electric                                          $1,990,838   $1,664,688    $3,863,383   $3,017,570
Natural gas                                                    30,548       28,396       140,931       74,292
Competitive businesses                                        473,890      444,704     1,143,388      857,418
                                                           ----------   ----------    ----------   ----------
TOTAL                                                       2,495,276    2,137,788     5,147,702    3,949,280
                                                           ----------   ----------    ----------   ----------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               1,025,619      464,436     2,151,481      962,190
   Purchased power                                            245,895      502,521       609,774      872,064
   Nuclear refueling outage expenses                           23,077       16,629        40,283       35,186
   Other operation and maintenance                            448,610      450,223       919,069      827,634
Decommissioning                                                 8,903        6,169        17,804       17,106
Taxes other than income taxes                                  89,662       83,540       192,125      163,158
Depreciation and amortization                                 183,372      178,749       386,448      357,025
Other regulatory charges (credits) - net                        8,389       (5,900)        3,546      (20,506)
Amortization of rate deferrals                                  4,699        7,883         9,153       15,279
                                                           ----------   ----------    ----------   ----------
TOTAL                                                       2,038,226    1,704,250     4,329,683    3,229,136
                                                           ----------   ----------    ----------   ----------

OPERATING INCOME                                              457,050      433,538       818,019      720,144
                                                           ----------   ----------    ----------   ----------

                     OTHER INCOME
Allowance for equity funds used during construction             6,644        8,041        11,587       15,735
Gain on sale of assets - net                                   11,759       21,057        12,348       21,574
Equity in earnings of unconsolidated equity affiliates         70,780            -        95,543            -
Miscellaneous - net                                            46,527       73,651       102,220      102,633
                                                           ----------   ----------    ----------   ----------
TOTAL                                                         135,710      102,749       221,698      139,942
                                                           ----------   ----------    ----------   ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                    130,732      118,462       259,703      232,121
Other interest - net                                           51,386       23,369        99,300       43,652
Distributions on preferred securities of subsidiary             4,709        4,709         9,419        9,419
Allowance for borrowed funds used during construction          (5,492)      (5,889)       (9,431)     (11,977)

                                                           ----------   ----------    ----------   ----------
TOTAL                                                         181,335      140,651       358,991      273,215
                                                           ----------   ----------    ----------   ----------

INCOME BEFORE INCOME TAXES                                    411,425      395,636       680,726      586,871

Income taxes                                                  165,842      149,863       274,272      232,688
                                                           ----------   ----------    ----------   ----------

CONSOLIDATED NET INCOME                                       245,583      245,773       406,454      354,183

Preferred dividend requirements and other                       6,677        8,581        13,393       18,131
                                                           ----------   ----------    ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $238,906     $237,192      $393,061     $336,052
                                                           ==========   ==========    ==========   ==========
Earnings per average common share:
    Basic                                                       $1.08        $1.04         $1.78        $1.45
    Diluted                                                     $1.06        $1.04         $1.75        $1.45
Dividends declared per common share                             $0.32        $0.30         $0.63        $0.60
Average number of common shares outstanding:
    Basic                                                 221,113,598  228,097,385   220,518,674  232,352,915
    Diluted                                               225,706,421  228,152,627   224,749,374  232,382,112

See Notes to Financial Statements.


                      ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                               2001        2000
                                                                                (In Thousands)

                          OPERATING ACTIVITIES
Consolidated net income                                                      $406,454     $354,183
Noncash items included in net income:
  Amortization of rate deferrals                                                9,153       15,279
  Reserve for regulatory adjustments                                           50,533       37,113
  Other regulatory charges (credits) - net                                      3,546      (20,506)
  Depreciation, amortization, and decommissioning                             404,252      374,131
  Deferred income taxes and investment tax credits                             (6,673)     (25,070)
  Allowance for equity funds used during construction                         (11,587)     (15,735)
  Gain on sale of assets - net                                                (12,348)     (21,574)
  Equity in earnings of unconsolidated equity affiliates                      (95,543)           -
Changes in working capital:
  Receivables                                                                  55,382     (219,406)
  Fuel inventory                                                              (19,701)     (28,416)
  Accounts payable                                                           (433,769)     185,462
  Taxes accrued                                                               230,308      131,612
  Interest accrued                                                             (2,697)      26,391
  Deferred fuel                                                               217,152      (52,215)
  Other working capital accounts                                             (115,947)      59,295
Provision for estimated losses and reserves                                   (10,890)     (28,396)
Changes in other regulatory assets                                           (139,361)     (32,028)
Other                                                                          72,435       99,715
                                                                            ---------    ---------
Net cash flow provided by operating activities                                600,699      839,835
                                                                            ---------    ---------

                          INVESTING ACTIVITIES
Construction/capital expenditures                                            (583,782)    (822,584)
Allowance for equity funds used during construction                            11,587       15,735
Nuclear fuel purchases                                                        (97,126)     (73,533)
Proceeds from sale/leaseback of nuclear fuel                                   60,632       43,758
Proceeds from sale of businesses                                               14,000       61,519
Changes in other nonregulated/nonutility properties - net                      17,515      (98,493)
Increase in other investments                                                (621,801)           -
Proceeds from other temporary investments                                           -      298,251
Decommissioning trust contributions and realized change in trust assets       (38,842)     (26,732)
Other regulatory investments                                                  (56,722)    (101,999)
Other                                                                          43,447        5,624
                                                                            ---------    ---------
Net cash flow used in investing activities                                 (1,251,092)    (698,454)
                                                                            ---------    ---------

See Notes to Financial Statements.



                    ENTERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 2001 and 2000
                                 (Unaudited)

                                                                   2001        2000
                                                                    (In Thousands)

                    FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                    90,382      925,889
  Common stock                                                      59,304        9,385
Retirement of long-term debt                                      (126,156)    (103,970)
Repurchase of common stock                                          (7,813)    (392,591)
Redemption of preferred and preference stock                        (4,574)    (152,493)
Changes in short-term borrowings - net                              95,000      315,000
Other                                                                9,133            -
Dividends paid:
  Common stock                                                    (134,760)    (139,585)
  Preferred stock                                                  (11,214)     (16,715)
                                                                 ---------   ----------
Net cash flow provided by (used in) financing activities           (30,698)     444,920
                                                                 ---------   ----------

Effect of exchange rates on cash and cash equivalents               (2,638)      (2,946)
                                                                 ---------   ----------

Net increase (decrease) in cash and cash equivalents              (683,729)     583,355

Cash and cash equivalents at beginning of period                 1,382,424    1,213,719
                                                                 ---------   ----------

Cash and cash equivalents at end of period                        $698,695   $1,797,074
                                                                 =========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $351,033     $224,697
    Income taxes                                                    $6,038      $94,478
  Noncash investing and financing activities:
    Change in unrealized appreciation/(depreciation) of
     decommissioning trust assets                                  ($8,862)      $7,379
    Net assets contributed to Entergy-Koch                         $80,145            -

See Notes to Financial Statements.


                    ENTERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                    June 30, 2001 and December 31, 2000
                                 (Unaudited)

                                                                         2001        2000
                                                                           (In Thousands)

                         CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $186,365     $157,550
  Temporary cash investments - at cost,
   which approximates market                                             501,583      640,038
  Special deposits                                                        10,747      584,836
                                                                     -----------  -----------
     Total cash and cash equivalents                                     698,695    1,382,424
                                                                     -----------  -----------
Notes receivable                                                             832        3,608
Accounts receivable:
  Customer                                                               498,308      497,821
  Allowance for doubtful accounts                                        (11,389)      (9,947)
  Other                                                                  186,029      395,518
  Accrued unbilled revenues                                              445,154      415,409
                                                                     -----------  -----------
     Total receivables                                                 1,118,102    1,298,801
                                                                     -----------  -----------
Deferred fuel costs                                                      450,040      568,331
Fuel inventory - at average cost                                         113,430       93,679
Materials and supplies - at average cost                                 434,126      425,357
Rate deferrals                                                             7,430       16,581
Deferred nuclear refueling outage costs                                  119,119       46,544
Prepayments and other                                                    124,922      122,690
                                                                     -----------  -----------
TOTAL                                                                  3,066,696    3,958,015
                                                                     -----------  -----------

                 OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                     573,647          214
Decommissioning trust funds                                            1,346,003    1,315,857
Non-utility property - at cost (less accumulated depreciation)           288,522      262,952
Non-regulated investments                                                146,707      189,154
Other - at cost (less accumulated depreciation)                          330,476       27,036
                                                                     -----------  -----------
TOTAL                                                                  2,685,355    1,795,213
                                                                     -----------  -----------

                 PROPERTY, PLANT AND EQUIPMENT
Electric                                                              25,498,989   25,137,562
Plant acquisition adjustment                                             382,532      390,664
Property under capital lease                                             838,899      831,822
Natural gas                                                              194,769      190,989
Construction work in progress                                            910,677      936,785
Nuclear fuel under capital lease                                         260,660      277,673
Nuclear fuel                                                             190,065      157,603
                                                                     -----------  -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                   28,276,591   27,923,098
Less - accumulated depreciation and amortization                      11,725,598   11,477,352
                                                                     -----------  -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                   16,550,993   16,445,746
                                                                     -----------  -----------

                DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                        970,223      980,266
  Unamortized loss on reacquired debt                                    175,060      183,627
  Deferred fuel costs                                                     53,522       95,661
  Other regulatory assets                                                941,917      792,515
Long-term receivables                                                     32,316       29,575
Other                                                                    890,760    1,171,278
                                                                     -----------  -----------
TOTAL                                                                  3,063,798    3,252,922
                                                                     -----------  -----------

TOTAL ASSETS                                                         $25,366,842  $25,451,896
                                                                     ===========  ===========
See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                        2001        2000
                                                                          (In Thousands)

                      CURRENT LIABILITIES
Currently maturing long-term debt                                      $828,322     $464,215
Notes payable                                                           485,519      388,023
Accounts payable                                                        641,371    1,204,227
Customer deposits                                                       181,717      172,169
Taxes accrued                                                           694,974      451,811
Accumulated deferred income taxes                                       168,853      225,649
Nuclear refueling outage costs                                           16,276       10,209
Interest accrued                                                        173,189      172,033
Obligations under capital leases                                        155,803      156,907
Other                                                                   208,525      192,908
                                                                    -----------  -----------
TOTAL                                                                 3,554,549    3,438,151
                                                                    -----------  -----------

            DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     3,307,492    3,249,083
Accumulated deferred investment tax credits                             482,702      494,315
Obligations under capital leases                                        177,737      201,873
FERC settlement - refund obligation                                      27,134       30,745
Other regulatory liabilities                                            146,765      104,841
Decommissioning                                                         772,888      749,708
Transition to competition                                               212,576      191,934
Regulatory reserves                                                     447,322      396,789
Accumulated provisions                                                  337,581      390,116
Other                                                                   699,342      853,137
                                                                    -----------  -----------
TOTAL                                                                 6,611,539    6,662,541
                                                                    -----------  -----------

Long-term debt                                                        7,305,513    7,732,093
Preferred stock with sinking fund                                        61,185       65,758
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                      215,000      215,000

                     SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                    334,687      334,688
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,174,087 shares in 2001 and
  248,094,614 shares in 2000                                              2,482        2,481
Paid-in capital                                                       4,661,334    4,660,483
Retained earnings                                                     3,445,141    3,190,639
Accumulated other comprehensive loss                                   (100,433)     (75,033)
Less - treasury stock, at cost (26,496,354 shares in 2001 and
  28,490,031 shares in 2000)                                            724,155      774,905
                                                                    -----------  -----------
TOTAL                                                                 7,619,056    7,338,353
                                                                    -----------  -----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $25,366,842  $25,451,896
                                                                    ===========  ===========
See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME,
                          AND PAID-IN CAPITAL
        For the Three and Six Months Ended June 30, 2001 and 2000
                               (Unaudited)

                                                                             Three Months Ended
                                                                        2001                     2000
                                                                               (In Thousands)
                     RETAINED EARNINGS
Retained Earnings - Beginning of period                        $3,275,548               $2,814,499
    Add  - Earnings applicable to common stock                    238,906   $238,906       237,192   $237,192
    Deduct:
        Dividends declared on common stock                         69,679                   68,393
        Capital stock and other expenses                             (366)                     803
                                                               ----------               ----------
              Total                                                69,313                   69,196
                                                               ----------               ----------
Retained Earnings - End of period                              $3,445,141               $2,982,495
                                                               ==========               ==========
             ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                                  ($117,968)                ($79,447)
Net derivative instrument fair value changes
  arising during the period                                        20,645     20,645             -          -
Foreign currency translation adjustments                           (1,608)    (1,608)         (322)      (322)
Net unrealized investment gains (losses)                           (1,502)    (1,502)        3,683      3,683
                                                               ----------   --------    ----------   --------
Balance at end of period:
  Accumulated derivative instrument fair value changes            (21,868)                       -
  Other accumulated comprehensive income (loss) items             (78,565)                 (76,086)
                                                               ----------               ----------
     Total                                                      ($100,433)  --------      ($76,086)  --------
Comprehensive Income                                           ==========   $256,441    ==========   $240,553
                                                                            ========                 ========
                      PAID-IN CAPITAL
Paid-in Capital - Beginning of period                          $4,663,923               $4,636,474
    Add:  Common stock issuances related to stock plans            (2,589)                     (67)
                                                               ----------               ----------
Paid-in Capital - End of period                                $4,661,334               $4,636,407
                                                               ==========               ==========

                                                                              Six Months Ended
                                                                        2001                     2000
                                                                               (In Thousands)
                     RETAINED EARNINGS
Retained Earnings - Beginning of period                        $3,190,639               $2,786,467
    Add  - Earnings applicable to common stock                    393,061   $393,061       336,052   $336,052
    Deduct:
        Dividends declared on common stock                        138,925                  140,051
        Capital stock and other expenses                             (366)                     (27)
                                                               ----------               ----------
              Total                                               138,559                  140,024
                                                               ----------               ----------
Retained Earnings - End of period                              $3,445,141               $2,982,495
                                                               ==========               ==========
             ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                                   ($75,033)                ($73,805)
Cumulative effect to January 1, 2001 of accounting
  change regarding fair value of derivative instruments           (29,067)         -             -          -
Net derivative instrument fair value changes
  arising during the period                                         7,199      7,199             -          -
Foreign currency translation adjustments                           (3,635)    (3,635)       (1,029)    (1,029)
Net unrealized investment gains (losses)                              103        103        (1,252)    (1,252)
                                                               ----------   --------    ----------   --------
Balance at end of period:
  Accumulated derivative instrument fair value changes            (21,868)                       -
  Other accumulated comprehensive income (loss) items             (78,565)                 (76,086)
                                                               ----------               ----------
     Total                                                      ($100,433)  --------      ($76,086)  --------
Comprehensive Income                                           ==========   $396,728    ==========   $333,771
                                                                            ========                 ========
                      PAID-IN CAPITAL
Paid-in Capital - Beginning of period                          $4,660,483               $4,636,163
    Add:  Common stock issuances related to stock plans               851                      244
                                                               ----------               ----------
Paid-in Capital - End of period                                $4,661,334               $4,636,407
                                                               ==========               ==========

See Notes to Financial Statements.


		   ENTERGY CORPORATION AND SUBSIDIARIES
		       SELECTED OPERATING RESULTS
	For the Three and Six Months Ended June 30, 2001 and 2000
			         (Unaudited)


                                  Three Months Ended    Increase/
         Description              2001         2000     (Decrease)      %
                                     (In Millions)
Domestic Electric Operating Revenues:
  Residential                   $ 617.2      $ 524.9      $ 92.3        18
  Commercial                      481.4        387.7        93.7        24
  Industrial                      652.9        497.1       155.8        31
  Governmental                     53.7         41.3        12.4        30
			      ---------    ---------     -------
    Total retail                1,805.2      1,451.0       354.2        24
  Sales for resale                 94.4         92.9         1.5         2
  Other                            91.2        120.8       (29.6)      (25)
			      ---------    ---------     -------
    Total                     $ 1,990.8    $ 1,664.7     $ 326.1        20
                              =========    =========     =======

Billed Electric Energy
 Sales (GWH):
  Residential                     6,733        6,857        (124)       (2)
  Commercial                      5,908        5,880          28         -
  Industrial                     10,710       11,021        (311)       (3)
  Governmental                      630          635          (5)       (1)
			      ---------    ---------     -------
    Total retail                 23,981       24,393        (412)       (2)
  Sales for resale                2,182        2,523        (341)      (14)
			      ---------    ---------     -------
    Total                        26,163       26,916        (753)       (3)
                              =========    =========     =======


                                 Six Months Ended      Increase/
         Description            2001         2000     (Decrease)         %
                                  (In Millions)
Domestic Electric Operating Revenues:
  Residential                 $ 1,252.2      $ 993.1     $ 259.1        26
  Commercial                      932.9        734.6       198.3        27
  Industrial                    1,306.5        950.5       356.0        37
  Governmental                    107.2         80.1        27.1        34
			      ---------    ---------     -------
    Total retail                3,598.8      2,758.3       840.5        30
  Sales for resale                216.8        176.1        40.7        23
  Other                            47.8         83.2       (35.4)      (43)
			      ---------    ---------     -------
    Total                     $ 3,863.4    $ 3,017.6     $ 845.8        28
                              =========    =========     =======

Billed Electric Energy
 Sales (GWH):
  Residential                    14,269       13,369         900         7
  Commercial                     11,482       11,160         322         3
  Industrial                     21,022       21,638        (616)       (3)
  Governmental                    1,245        1,222          23         2
			      ---------    ---------     -------
    Total retail                 48,018       47,389         629         1
  Sales for resale                4,631        4,795        (164)       (3)
			      ---------    ---------     -------
    Total                        52,649       52,184         465         1
                              =========    =========     =======

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

     Net income increased for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 primarily due to decreased other operation and maintenance expenses, which includes the reversal of Arkansas ice storm costs discussed below. The decrease was partially offset by increased other regulatory charges and increased interest charges.

Revenues and Sales

      The changes in electric operating revenues for the three and six months ended June 30, 2001 are as follows:

                                 Three Months Ended    Six Months Ended
         Description             Increase/(Decrease)  Increase/(Decrease)
                                              (In Millions)

Base rate changes                       ($1.3)           ($10.6)
Rate riders                               1.0               4.3
Fuel cost recovery                       22.9              42.4
Sales volume/weather                      6.4              26.3
Other revenue (including unbilled)        0.9              (8.1)
Sales for resale                        (24.6)             (2.1)
                                        -----             -----
   Total                                 $5.3             $52.2
                                        =====             =====

Base rate changes

     Base rate changes decreased revenues for the six months ended June 30, 2001 primarily due to the effect of block rates for residential customers and lower prices for industrial and commercial customers. The decrease in rates is offset by increased revenues from favorable volume and weather from those customers as discussed below.

Fuel cost recovery

      Entergy Arkansas is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is reflected as deferred fuel costs on Entergy Arkansas' financial statements such that these costs generally have no net effect on earnings.

      Fuel cost recovery revenue increased for the three months ended June 30, 2001 primarily due to an increase in the energy cost rate, which became effective in April 2001. The increase in the energy cost rate allows Entergy Arkansas to recover previously under-recovered fuel expenses.

     Fuel cost recovery revenue increased for the six months ended June 30, 2001 primarily due to increases in the energy cost rate, which became effective in April 2000 and April 2001.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales volume/weather

     Electric sales volume increased revenues for the three and six months ended June 30, 2001 due to increased usage of 96 GWH and 190 GWH,
respectively,  in the residential and commercial sectors.   Electric  sales
vary seasonally in response to weather and usually peak in the summer. Favorable weather also increased electric sales for the six months ended
June  30,  2001.   The effect of colder-than-normal winter weather  in  the
first quarter of 2001 contributed 322 GWH to the increase in electric sales volume in the residential and commercial sectors for the six months ended June 30, 2001.

Other revenue (including unbilled)

      Unbilled  revenue decreased for the six months ended  June  30,  2001 primarily due to the effect of less favorable weather on the period included in the June 2001 unbilled revenue calculation compared to the calculation in the prior year.

Sales for resale

      Sales for resale decreased for the three months ended June 30, 2001 primarily due to a decrease in sales volume to affiliated companies as a result of decreased generation, coupled with a decrease in the average market price of energy.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the six months ended June 30, 2001 primarily due to:

     o increased market prices of natural gas and purchased power; and
     o the effect on 2000 expenses of a $23.5 million true-up of the deferred fuel balance made in the first quarter of 2000 as a result of the energy cost recovery filing.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the three months ended June 30, 2001 primarily due to:

     o a decrease in property insurance expense of $24.5 million due to a reversal, upon recommendation from the APSC, of ice storm costs previously charged to expense in December 2000 (these costs are now reflected as regulatory assets on Entergy Arkansas' balance sheet); and
     o a decrease in overhead line maintenance expense of $4.8 million due to decreased vegetation maintenance spending.

      Other operation and maintenance expenses decreased for the six months ended June 30, 2001 primarily due to:

     o a decrease in property insurance expense of $24.5 million due to a reversal, upon recommendation from the APSC, of ice storm costs previously charged to expense in December 2000 (these costs are now reflected as regulatory assets on Entergy Arkansas' balance sheet);
     o a decrease in overhead line maintenance expense of $6.1 million due to decreased vegetation maintenance spending; and
     o a decrease in nuclear operation expense of $4.8 million primarily due to decreased industry support and operation spending, staff reduction, and a refueling outage at ANO 1 in March and April 2001.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other regulatory charges (credits)

      Other regulatory charges increased for the three and six months ended June 30, 2001 primarily due to a transition cost account accrual of $10.9 million to reflect 2000 excess earnings. The accrual resulted partially from the APSC's recommendation (discussed above) that ice storm costs charged to expense in 2000 should be reversed, which caused an increase in the final determination of excess earnings for 2000.

      Other regulatory credits also decreased for the six months ended June 30, 2001 due to an increase in the Grand Gulf 1 rider, which allows for increased recovery of Grand Gulf 1 costs effective January 2001.

Other

Other income

     Other income decreased for the three and six months ended June 30, 2001 primarily due to a decrease in the allowance for equity funds used during construction due to a lower construction work in progress balance during 2001 compared to the same period in 2000. The construction balance was lower because the ANO 2 replacement steam generators were placed in service in late 2000. The decrease was partially offset by increased interest income recorded on the deferred fuel balance.

Interest and other charges

      Interest and other charges increased for the three and six months ended June 30, 2001 due to:

     o interest expense on intercompany money pool borrowings;
     o interest expense on a $63 million credit facility obtained in January 2001; and
     o an unfavorable decrease in the allowance for borrowed funds used during construction because of the lower construction work in progress balance during 2001.

Income taxes

      The effective income tax rates for the three months ended June 30, 2001 and 2000 were 40.8% and 38.5%, respectively. The effective income tax rates for the six months ended June 30, 2001 and 2000 were 41.3% and 39.6%, respectively. The increases in the effective tax rates were due to decreased tax benefits from the allowance for equity funds used during construction as well as decreased flow-through and permanent tax benefits. The increases were partially offset by increased depreciation tax benefits.


                          ENTERGY ARKANSAS, INC.
                             INCOME STATEMENTS
         For the Three and Six Months Ended June 30, 2001 and 2000
                                (Unaudited)

                                                           Three Months Ended     Six Months Ended
                                                            2001       2000      2001         2000
                                                             (In Thousands)        (In Thousands)

                  OPERATING REVENUES
Domestic electric                                         $453,108   $447,823   $846,907    $794,700
                                                          --------   --------   --------    --------
                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              107,414    102,179    178,162     149,856
   Purchased power                                         120,412    120,163    244,510     218,960
   Nuclear refueling outage expenses                         7,716      6,439     14,537      12,878
   Other operation and maintenance                          65,279     99,583    136,824     175,508
Decommissioning                                                  -     (2,741)        (3)       (713)
Taxes other than income taxes                                8,664      8,979     17,428      17,695
Depreciation and amortization                               39,388     41,695     86,023      82,996
Other regulatory charges (credits) - net                       117    (11,405)    (6,339)    (22,170)
                                                          --------   --------   --------    --------
TOTAL                                                      348,990    364,892    671,142     635,010
                                                          --------   --------   --------    --------

OPERATING INCOME                                           104,118     82,931    175,765     159,690
                                                          --------   --------   --------    --------

                     OTHER INCOME
Allowance for equity funds used during construction          1,548      3,842      2,639       7,420
Miscellaneous - net                                            976        695      4,783       2,239
                                                          --------   --------   --------    --------
TOTAL                                                        2,524      4,537      7,422       9,659
                                                          --------   --------   --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                  21,868     23,229     44,304      44,134
Other interest - net                                         5,115      2,111      8,505       4,408
Distributions on preferred securities of subsidiary          1,275      1,275      2,550       2,550
Allowance for borrowed funds used during construction       (1,004)    (2,512)    (1,715)     (4,816)
                                                          --------   --------   --------    --------
TOTAL                                                       27,254     24,103     53,644      46,276
                                                          --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                  79,388     63,365    129,543     123,073

Income taxes                                                32,350     24,387     53,527      48,781
                                                          --------   --------   --------    --------

NET INCOME                                                  47,038     38,978     76,016      74,292

Preferred dividend requirements and other                    1,944      1,944      3,888       3,888
                                                          --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                               $45,094    $37,034    $72,128     $70,404
                                                          ========   ========   ========    ========
See Notes to Financial Statements.



                          ENTERGY ARKANSAS, INC.
                         STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2001 and 2000
                                (Unaudited)

                                                                     2001          2000
                                                                      (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                          $76,016      $74,292
Noncash items included in net income:
  Other regulatory credits - net                                     (6,339)     (22,170)
  Depreciation, amortization, and decommissioning                    86,020       82,283
  Deferred income taxes and investment tax credits                    9,611       (7,228)
  Allowance for equity funds used during construction                (2,639)      (7,420)
Changes in working capital:
  Receivables                                                        11,851      (51,535)
  Fuel inventory                                                      6,417         (122)
  Accounts payable                                                  (45,335)     (46,445)
  Taxes accrued                                                      41,001       47,006
  Interest accrued                                                     (503)       5,535
  Deferred fuel costs                                                38,828       15,754
  Other working capital accounts                                       (310)      21,053
Provision for estimated losses and reserves                          (4,009)      (2,577)
Changes in other regulatory assets                                 (108,297)     (17,793)
Changes in other deferred credits                                    29,225           19
Other                                                                28,913       33,356
                                                                   --------     --------
Net cash flow provided by operating activities                      160,450      124,008
                                                                   --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                          (117,970)    (156,875)
Allowance for equity funds used during construction                   2,639        7,420
Nuclear fuel purchases                                              (19,103)        (148)
Proceeds from sale/leaseback of nuclear fuel                         19,103          148
Decommissioning trust contributions and realized
    change in trust assets                                           (4,379)      (5,670)
Other regulatory investments                                        (16,796)     (14,313)
                                                                   --------     --------
Net cash flow used in investing activities                         (136,506)    (169,438)
                                                                   --------     --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                              -       99,487
Dividends paid:
  Common stock                                                      (11,500)      (5,600)
  Preferred stock                                                    (1,944)      (1,859)
                                                                   --------     --------
Net cash flow provided by (used in) financing activities            (13,444)      92,028
                                                                   --------     --------

Net increase in cash and cash equivalents                            10,500       46,598

Cash and cash equivalents at beginning of period                      7,838        6,862
                                                                   --------     --------

Cash and cash equivalents at end of period                          $18,338      $53,460
                                                                   ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                              $53,353      $43,037
  Income taxes                                                          ($3)       ($883)
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                     ($3,877)      $4,506

See Notes to Financial Statements.


                         ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                                  ASSETS
                    June 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                      2001           2000
                                                                        (In Thousands)

                       CURRENT ASSETS
Cash and cash equivalents                                            $18,338         $7,838
Accounts receivable:
  Customer                                                            90,037         98,550
  Allowance for doubtful accounts                                     (1,667)        (1,667)
  Associated companies                                                22,248         22,286
  Other                                                               11,052         26,221
  Accrued unbilled revenues                                           77,756         65,887
                                                                  ----------     ----------
    Total accounts receivable                                        199,426        211,277
                                                                  ----------     ----------
Deferred fuel costs                                                   80,938        102,970
Fuel inventory - at average cost                                       3,392          9,809
Materials and supplies - at average cost                              76,050         80,682
Deferred nuclear refueling outage costs                               28,446         23,541
Prepayments and other                                                 11,901          5,540
                                                                  ----------     ----------
TOTAL                                                                418,491        441,657
                                                                  ----------     ----------

               OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                  11,217         11,217
Decommissioning trust funds                                          356,354        355,852
Non-utility property - at cost (less accumulated depreciation)         1,467          1,469
Other - at cost (less accumulated depreciation)                        2,975          3,032
                                                                  ----------     ----------
TOTAL                                                                372,013        371,570
                                                                  ----------     ----------

                        UTILITY PLANT
Electric                                                           5,300,698      5,274,066
Property under capital lease                                          39,184         40,289
Construction work in progress                                        146,500         87,389
Nuclear fuel under capital lease                                      91,008        107,023
Nuclear fuel                                                          10,118          6,720
                                                                  ----------     ----------
TOTAL UTILITY PLANT                                                5,587,508      5,515,487
Less - accumulated depreciation and amortization                   2,586,180      2,534,463
                                                                  ----------     ----------
UTILITY PLANT - NET                                                3,001,328      2,981,024
                                                                  ----------     ----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                    168,713        162,952
  Unamortized loss on reacquired debt                                 42,597         44,428
  Other regulatory assets                                            324,341        221,805
Other                                                                  9,823          4,775
                                                                  ----------     ----------
TOTAL                                                                545,474        433,960
                                                                  ----------     ----------

TOTAL ASSETS                                                      $4,337,306     $4,228,211
                                                                  ==========     ==========
See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                     2001           2000
                                                                        (In Thousands)

                     CURRENT LIABILITIES
Currently maturing long-term debt                                     $85,000          $100
Notes payable                                                             667           667
Accounts payable:
  Associated companies                                                212,877        94,776
  Other                                                                67,877       231,313
Customer deposits                                                      34,643        29,775
Taxes accrued                                                          81,264        40,263
Accumulated deferred income taxes                                      43,040        55,127
Interest accrued                                                       27,121        27,624
Obligations under capital leases                                       46,091        45,962
Other                                                                  25,214        14,942
                                                                   ----------    ----------
TOTAL                                                                 623,794       540,549
                                                                   ----------    ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     748,179       715,891
Accumulated deferred investment tax credits                            85,751        88,264
Obligations under capital leases                                       84,101       101,350
Transition to competition                                             133,478       119,553
Accumulated provisions                                                 38,384        42,393
Other                                                                  93,492        64,267
                                                                   ----------    ----------
TOTAL                                                               1,183,385     1,131,718
                                                                   ----------    ----------

Long-term debt                                                      1,158,866     1,239,712
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     60,000        60,000

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  116,350       116,350
Common stock, $0.01 par value, authorized 325,000,000
     shares; issued and outstanding 46,980,196 shares in 2001
  and 2000                                                                470           470
Paid-in capital                                                       591,127       591,127
Retained earnings                                                     603,314       548,285
                                                                   ----------    ----------
TOTAL                                                               1,311,261     1,256,232
                                                                   ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,337,306    $4,228,211
                                                                   ==========    ==========
See Notes to Financial Statements.


                           ENTERGY ARKANSAS, INC.
                        SELECTED OPERATING RESULTS
           For the Three and Six Months Ended June 30, 2001 and 2000
                               (Unaudited)


                                  Three Months Ended      Increase/
          Description               2001       2000      (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                     $ 124.3   $ 112.4        $ 11.9       11
  Commercial                         81.0      72.3           8.7       12
  Industrial                         91.8      83.9           7.9        9
  Governmental                        4.2       3.7           0.5       14
                                  -------   -------        ------
    Total retail                    301.3     272.3          29.0       11
  Sales for resale
     Associated companies            70.1      93.4         (23.3)     (25)
     Non-associated companies        47.8      49.1          (1.3)      (3)
  Other                              33.9      33.0           0.9        3
                                  -------   -------        ------
    Total                         $ 453.1   $ 447.8         $ 5.3        1
                                  =======   =======        ======
Billed Electric Energy
 Sales (GWH):
  Residential                       1,383     1,302            81        6
  Commercial                        1,213     1,161            52        4
  Industrial                        1,687     1,714           (27)      (2)
  Governmental                         60        58             2        3
                                  -------   -------        ------
    Total retail                    4,343     4,235           108        3
  Sales for resale
     Associated companies           1,953     2,584          (631)     (24)
     Non-associated companies       1,296     1,341           (45)      (3)
                                  -------   -------        ------
    Total                           7,592     8,160          (568)      (7)
                                  =======   =======        ======

                                   Six Months Ended     Increase/
          Description              2001       2000     (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                     $ 264.3   $ 230.1        $ 34.2       15
  Commercial                        149.5     134.5          15.0       11
  Industrial                        170.0     157.5          12.5        8
  Governmental                        7.7       7.0           0.7       10
                                  -------   -------        ------
    Total retail                    591.5     529.1          62.4       12
  Sales for resale
     Associated companies           119.7     138.5         (18.8)     (14)
     Non-associated companies       107.6      90.9          16.7       18
  Other                              28.1      36.2          (8.1)     (22)
                                  -------   -------        ------
    Total                         $ 846.9   $ 794.7        $ 52.2        7
                                  =======   =======        ======
Billed Electric Energy
 Sales (GWH):
  Residential                       3,237     2,852           385       13
  Commercial                        2,363     2,237           126        6
  Industrial                        3,347     3,366           (19)      (1)
  Governmental                        117       112             5        4
                                  -------   -------        ------
    Total retail                    9,064     8,567           497        6
  Sales for resale
     Associated companies           3,080     4,265        (1,185)     (28)
     Non-associated companies       2,627     2,491           136        5
                                  -------   -------        ------
    Total                          14,771    15,323          (552)      (4)
                                  =======   =======        ======

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 primarily due to decreased unbilled revenue, increased other operation and maintenance expenses, and increased interest expense, partially offset by increases in sales for resale and interest income.

      Net income increased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily due to increases in net revenue and interest income, partially offset by increased interest expense.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the three and six months ended June 30, 2001 are as follows:

                                Three Months Ended    Six Months Ended
         Description            Increase/(Decrease)  Increase/(Decrease)
                                             (In Millions)

Base rate changes                        $0.8               ($0.9)
Fuel cost recovery                      149.4               320.6
Sales volume/weather                     (3.8)               11.6
Other revenue (including unbilled)      (19.0)              (12.4)
Sales for resale                         14.1                50.7
                                       ------              ------
   Total                               $141.5              $369.6
                                       ======              ======

Fuel cost recovery

     Entergy Gulf States is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is reflected as deferred fuel costs on Entergy Gulf States' financial statements such that these costs generally have no net effect on earnings.

     Fuel cost recovery revenues increased for the three and six months ended June 30, 2001 in both operational jurisdictions of Entergy Gulf States. In the Louisiana jurisdiction, fuel recovery revenues increased $103.1 million and $243.8 million for the three and six months ended June 30, 2001, respectively, due to the current period recovery through the fuel adjustment clause of higher fuel and purchased power costs from prior months. In the Louisiana jurisdiction, these fuel costs are recovered on a two-month lag. In the Texas jurisdiction, fuel cost recovery revenues increased $46.3 million and $76.8 million for the three and six months ended June 30, 2001, respectively, due to increases in the fixed fuel factor in August 2000 and March 2001 and due to a fuel recovery surcharge which became effective in February 2001.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales volume/weather

     Electric sales vary seasonally in response to weather and usually peak in the summer. Electric sales volume increased revenues for the six months ended June 30, 2001 due to more favorable weather. The effect of colder-than-normal winter weather in the first quarter of 2001 and slightly more favorable weather in the second quarter of 2001 across both jurisdictions contributed 229 GWH to the increase in electric sales volume in the residential and commercial sectors.

Other revenue (including unbilled)

      Other revenue decreased for the three months ended June 30, 2001 primarily due to decreases in unbilled revenue as a result of decreased fuel prices in the Louisiana jurisdiction in the period included in the June 2001 unbilled revenue calculation compared to the calculation in the prior period, and decreased wholesale unbilled volume, particularly in the Texas jurisdiction.

      Other revenue decreased for the six months ended June 30, 2001 primarily due to decreases in unbilled revenue as a result of decreased volume for retail customers in the Louisiana jurisdiction and wholesale customers in the Texas jurisdiction, partially offset by increased fuel prices for the Louisiana jurisdiction.

Sales for resale

     Sales for resale increased for the three and six months ended June 30, 2001 primarily due to:

     o increased sales volume to municipal and co-op customers;
     o increased prices for resale electricity in 2001; and
     o increased sales volume to affiliated customers because more power was available for sale.

Included in the sales for resale is the sale to adjoining utility systems of power from the 30% share of River Bend acquired from Cajun, which is not subject to state rate regulation.

Gas operating revenues

     Gas operating revenues increased for the three and six months ended June 30, 2001 due to the increased market price of natural gas and increased sales volume. The increase in gas revenues was largely offset by increased fuel expenses for gas purchased for resale.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses increased for the three and six months ended June 30, 2001 due to

     o higher average market prices for natural gas, which increased 26% and 74%, respectively, over the same periods of 2000; and
     o higher market prices for purchased power.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other operation and maintenance

     Other operation and maintenance expenses increased for the three months ended June 30, 2001 primarily due to:

     o increased transmission and distribution expenses of $2.7 million and $2.0 million, respectively; and
     o increased nuclear operation and maintenance expenses of $3.1 million.

Other

Other income

     Other income increased $5.8 million and $9.1 million for the three and six months ended June 30, 2001, respectively, primarily due to increased interest income recorded on the deferred fuel balance.

Interest charges

     Interest charges increased for the three and six months ended June 30, 2001 primarily due to the issuance of $300 million of long-term debt in June 2000.

Income taxes

     The effective income tax rates for the three months ended June 30, 2001 and 2000 were 35.0% and 32.8%, respectively. The effective income tax rates for the six months ended June 30, 2001 and 2000 were 36.1% and 35.4%, respectively.


                          ENTERGY GULF STATES, INC.
                             INCOME STATEMENTS
          For the Three and Six Months Ended June 30, 2001 and 2000
                                (Unaudited)

                                                            Three Months Ended       Six Months Ended
                                                             2001       2000       2001           2000
                                                              (In Thousands)          (In Thousands)

                  OPERATING REVENUES
Domestic electric                                          $721,597   $580,103   $1,420,473    $1,050,905
Natural gas                                                   9,296      6,283       44,896        18,697
                                                           --------   --------   ----------    ----------
TOTAL                                                       730,893    586,386    1,465,369     1,069,602
                                                           --------   --------   ----------    ----------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               306,998    168,989      600,165       360,540
   Purchased power                                          125,903    115,145      267,855       187,280
   Nuclear refueling outage expenses                          3,021      3,090        6,111         8,583
   Other operation and maintenance                          108,159    100,340      201,413       197,240
Decommissioning                                               1,561      1,568        3,123         3,136
Taxes other than income taxes                                27,563     27,904       58,559        54,758
Depreciation and amortization                                45,190     46,560       94,951        93,378
Other regulatory credits - net                                 (466)    (3,645)      (7,356)      (11,790)
Amortization of rate deferrals                                1,402      1,402        2,803         2,803
                                                           --------   --------   ----------    ----------
TOTAL                                                       619,331    461,353    1,227,624       895,928
                                                           --------   --------   ----------    ----------

OPERATING INCOME                                            111,562    125,033      237,745       173,674
                                                           --------   --------   ----------    ----------

                     OTHER INCOME
Allowance for equity funds used during construction           2,342      1,745        4,167         3,486
Gain on sale of assets                                          603        532        1,188         1,047
Miscellaneous - net                                           5,131        (20)      11,652         3,410
                                                           --------   --------   ----------    ----------
TOTAL                                                         8,076      2,257       17,007         7,943
                                                           --------   --------   ----------    ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                   39,359     34,812       78,152        67,188
Other interest - net                                          1,858      1,705        4,195         3,110
Distributions on preferred securities of subsidiary           1,860      1,859        3,719         3,719
Allowance for borrowed funds used during construction        (2,441)    (1,602)      (4,155)       (3,213)
                                                           --------   --------   ----------    ----------
TOTAL                                                        40,636     36,774       81,911        70,804
                                                           --------   --------   ----------    ----------

INCOME BEFORE INCOME TAXES                                   79,002     90,516      172,841       110,813

Income taxes                                                 27,620     29,701       62,413        39,241
                                                           --------   --------   ----------    ----------

NET INCOME                                                   51,382     60,815      110,428        71,572

Preferred dividend requirements and other                     1,271      3,175        2,581         7,319
                                                           --------   --------   ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                $50,111    $57,640     $107,847       $64,253
                                                           ========   ========   ==========    ==========
See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                          STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2001 and 2000
                                 (Unaudited)

                                                                  2001         2000
                                                                    (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                       $110,428      $71,572
Noncash items included in net income:
  Amortization of rate deferrals                                    2,803        2,803
  Reserve for regulatory adjustments                                1,932         (638)
  Other regulatory credits - net                                   (7,356)     (11,790)
  Depreciation, amortization, and decommissioning                  98,074       96,514
  Deferred income taxes and investment tax credits                 10,793      (12,174)
  Allowance for equity funds used during construction              (4,167)      (3,486)
  Gain on sale of assets                                           (1,188)      (1,047)
Changes in working capital:
  Receivables                                                      (4,676)     (76,632)
  Fuel inventory                                                  (21,056)      (6,898)
  Accounts payable                                               (117,594)      25,972
  Taxes accrued                                                    55,386       19,347
  Interest accrued                                                  1,544       16,507
  Deferred fuel costs                                              66,419        8,208
  Other working capital accounts                                    7,536        5,945
Provision for estimated losses and reserves                        (3,164)      (3,075)
Changes in other regulatory assets                                (14,365)     (18,426)
Other                                                               3,539       25,931
                                                                 --------     --------
Net cash flow provided by operating activities                    184,888      138,633
                                                                 --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                        (145,421)    (138,464)
Allowance for equity funds used during construction                 4,167        3,486
Nuclear fuel purchases                                             (3,929)     (33,510)
Proceeds from sale/leaseback of nuclear fuel                        3,937       13,797
Decommissioning trust contributions and realized
    change in trust assets                                         (5,912)      (5,489)
Other regulatory investments                                      (39,926)     (33,057)
                                                                 --------     --------
Net cash flow used in investing activities                       (187,084)    (193,237)
                                                                 --------     --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                            -      299,086
Redemption of preferred stock                                      (4,574)    (152,493)
Dividends paid:
  Common stock                                                    (34,000)     (14,200)
  Preferred stock                                                  (2,588)      (8,174)
                                                                 --------     --------
Net cash flow provided by (used in) financing activities          (41,162)     124,219
                                                                 --------     --------

Net increase (decrease) in cash and cash equivalents              (43,358)      69,615

Cash and cash equivalents at beginning of period                   68,279       32,312
                                                                 --------     --------

Cash and cash equivalents at end of period                        $24,921     $101,927
                                                                 ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $81,891      $54,877
  Income taxes                                                       $920      $33,835
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                   ($2,138)      $2,128

See Notes to Financial Statements.

                         ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                                  ASSETS
                    June 30, 2001 and December 31, 2000
                                (Unaudited)

                                                              2001           2000
                                                               (In Thousands)

                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                         $20,775       $10,726
  Temporary cash investments - at cost,
    which approximates market                                    4,146        57,553
                                                            ----------    ----------
        Total cash and cash equivalents                         24,921        68,279
                                                            ----------    ----------
Accounts receivable:
  Customer                                                     129,565       125,412
  Allowance for doubtful accounts                               (2,131)       (2,131)
  Associated companies                                           4,075        27,660
  Other                                                         25,960        22,837
  Accrued unbilled revenues                                    157,369       136,384
                                                            ----------    ----------
    Total accounts receivable                                  314,838       310,162
                                                            ----------    ----------
Deferred fuel costs                                            261,633       288,126
Fuel inventory - at average cost                                58,314        37,258
Materials and supplies - at average cost                        99,425       100,018
Rate deferrals                                                   2,803         5,606
Prepayments and other                                           22,449        22,332
                                                            ----------    ----------
TOTAL                                                          784,383       831,781
                                                            ----------    ----------

             OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                    247,329       243,555
Non-utility property - at cost (less accumulated depreciation) 194,160       194,422
Other - at cost (less accumulated depreciation)                 15,849        14,826
                                                            ----------    ----------
TOTAL                                                          457,338       452,803
                                                            ----------    ----------

                     UTILITY PLANT
Electric                                                     7,563,192     7,574,905
Property under capital lease                                    32,446        38,564
Natural gas                                                     57,281        56,163
Construction work in progress                                  235,480       144,814
Nuclear fuel under capital lease                                47,086        57,472
                                                            ----------    ----------
TOTAL UTILITY PLANT                                          7,935,485     7,871,918
Less - accumulated depreciation and amortization             3,709,549     3,680,662
                                                            ----------    ----------
UTILITY PLANT - NET                                          4,225,936     4,191,256
                                                            ----------    ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                              410,597       403,934
  Unamortized loss on reacquired debt                           36,112        37,903
  Other regulatory assets                                      177,107       169,405
Long-term receivables                                           28,121        29,586
Other                                                           19,834        17,349
                                                            ----------    ----------
TOTAL                                                          671,771       658,177
                                                            ----------    ----------

TOTAL ASSETS                                                $6,139,428    $6,134,017
                                                            ==========    ==========
See Notes to Financial Statements.

                         ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                           2001         2000
                                                                            (In Thousands)

                     CURRENT LIABILITIES
Currently maturing long-term debt                                         $272,750     $122,750
Accounts payable:
  Associated companies                                                      86,716       66,312
  Other                                                                    120,531      258,529
Customer deposits                                                           39,865       37,489
Taxes accrued                                                              187,754      132,368
Accumulated deferred income taxes                                           80,566       94,032
Nuclear refueling outage costs                                              16,276       10,209
Interest accrued                                                            45,083       43,539
Obligations under capital leases                                            42,277       42,524
Other                                                                       19,887       19,418
                                                                        ----------   ----------
TOTAL                                                                      911,705      827,170
                                                                        ----------   ----------

            DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                        1,152,598    1,115,119
Accumulated deferred investment tax credits                                167,383      171,000
Obligations under capital leases                                            37,256       53,512
Other regulatory liabilities                                                     -          669
Decommissioning                                                            144,062      142,604
Transition to competition                                                   79,098       72,381
Regulatory reserves                                                         62,897       60,965
Accumulated provisions                                                      64,240       67,404
Other                                                                       76,107       98,501
                                                                        ----------   ----------
TOTAL                                                                    1,783,641    1,782,155
                                                                        ----------   ----------

Long-term debt                                                           1,658,996    1,808,879
Preferred stock with sinking fund                                           26,185       30,758
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                          85,000       85,000

                     SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                        47,677       47,677
Common stock, no par value, authorized 200,000,000
    shares; issued and outstanding 100 shares in 2001 and 2000             114,055      114,055
Paid-in capital                                                          1,153,253    1,153,195
Retained earnings                                                          358,916      285,128
                                                                        ----------   ----------
TOTAL                                                                    1,673,901    1,600,055
                                                                        ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $6,139,428   $6,134,017
                                                                        ==========   ==========
See Notes to Financial Statements.


		        ENTERGY GULF STATES, INC.
		       SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 2001 and 2000
                                (Unaudited)


                                  Three Months Ended     Increase/
         Description              2001        2000      (Decrease)       %
                                    (In Millions)
Electric Operating Revenues:
  Residential                   $ 194.4     $ 159.1       $ 35.3       22
  Commercial                      156.7       120.8         35.9       30
  Industrial                      285.3       208.2         77.1       37
  Governmental                     10.2         8.0          2.2       28
				-------     -------       ------
    Total retail                  646.6       496.1        150.5       30
  Sales for resale
     Associated companies          16.9        11.9          5.0       43
     Non-associated companies      33.5        24.4          9.1       37
  Other                            24.6        47.7        (23.1)     (48)
				-------     -------       ------
    Total                       $ 721.6     $ 580.1      $ 141.5       24
                                =======     =======       ======

Billed Electric Energy
 Sales (GWH):
  Residential                     2,017       2,100          (83)      (4)
  Commercial                      1,836       1,864          (28)      (2)
  Industrial                      4,584       4,545           39        1
  Governmental                      110         109            1        1
				-------     -------       ------
    Total retail                  8,547       8,618          (71)      (1)
  Sales for resale
     Associated companies           341         248           93       38
     Non-associated companies       736         769          (33)      (4)
				-------     -------       ------
    Total                         9,624       9,635          (11)       -
                                =======     =======       ======

                                  Six Months Ended        Increase/
         Description              2001        2000       (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                   $ 382.8     $ 296.9       $ 85.9       29
  Commercial                      302.0       229.1         72.9       32
  Industrial                      565.9       392.7        173.2       44
  Governmental                     20.3        15.8          4.5       28
	 		       --------   ---------      -------
    Total retail                1,271.0       934.5        336.5       36
  Sales for resale
     Associated companies          29.3        18.4         10.9       59
     Non-associated companies      84.6        44.8         39.8       89
  Other                            35.6        53.2        (17.6)     (33)
	 		       --------   ---------      -------
    Total                      $1,420.5   $ 1,050.9      $ 369.6       35
                               ========   =========      =======

Billed Electric Energy
 Sales (GWH):
  Residential                     4,143       3,934          209        5
  Commercial                      3,581       3,506           75        2
  Industrial                      8,836       8,915          (79)      (1)
  Governmental                      221         214            7        3
	 		       --------   ---------      -------
    Total retail                 16,781      16,569          212        1
  Sales for resale
     Associated companies           448         436           12        3
     Non-associated companies     1,695       1,568          127        8
	 		       --------   ---------      -------
    Total                        18,924      18,573          351        2
                               ========   =========      =======

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 primarily due to decreased net revenue and increased interest expense. The decreases were partially offset by decreased other operation and maintenance expenses.

Revenues and Sales

      The changes in electric operating revenues for the three and six months ended June 30, 2001 are as follows:

                            Three Months Ended    Six Months Ended
       Description          Increase/(Decrease)   Increase/(Decrease)
                                          (In Millions)

Base rate changes                      $1.9              $17.1
Fuel cost recovery                    113.1              310.3
Sales volume/weather                  (10.5)              (0.1)
Other revenue (including unbilled)     (8.4)             (26.9)
Sales for resale                        3.6                1.4
                                      -----             ------
   Total                              $99.7             $301.8
                                      =====             ======

Base rate changes

      Base rate changes increased for the six months ended June 30, 2001 primarily due to accruals for potential rate refunds in 2000, partially offset by additional formula rate plan reductions effective August 2000.

Fuel cost recovery

     Entergy Louisiana is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is reflected as deferred fuel costs on Entergy Louisiana's financial statements such that these costs generally have no net effect on earnings.

      Fuel cost recovery revenues increased for the three and six months ended June 30, 2001 as a result of higher fuel and purchased power expenses primarily due to the increased market prices of natural gas and purchased power.

Sales volume/weather

     Electric sales volume decreased revenues for the three months ended June 30, 2001 due to decreased usage of 365 GWH in the industrial and residential sectors. The decreased usage in the industrial sector resulted in higher rates for that sector, which is reflected in base rate changes.

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other revenue (including unbilled)

     Unbilled revenue decreased for the three and six months ended June 30, 2001 primarily due to the effect of fuel prices for the period included in the June 2001 unbilled revenue calculation compared to the calculation in the prior year. The decrease for the six months ended was also due to less favorable volume in June 2001.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the three and six months ended June 30, 2001 primarily due to increased market prices of natural gas and purchased power, partially offset by decreased generation requirements.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the three months ended June 30, 2001 primarily due to:

     o a decrease of $11.0 million in plant maintenance expenses as a result of prior year maintenance outages at Waterford 3 and certain fossil plants; and
     o a decrease of $2.0 million in injuries and damages expense.

     Other operation and maintenance expenses decreased for the six months ended June 30, 2001 primarily due to a decrease of $7.0 million in plant maintenance expenses as a result of prior year maintenance outages at Waterford 3 and certain fossil plants.

Depreciation and amortization

     Depreciation and amortization expenses decreased for the three months ended June 30, 2001 primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives.

Other

Other income

      Interest income increased for the six months ended June 30, 2001 primarily due to interest earned on money pool investments.

Interest and other charges

      Other interest increased for the three and six months ended June 30, 2001 primarily due to interest accrued on reserves provided for fuel-related refunds. The refunds began in July 2001. Interest on long-term debt also increased for the six months ended primarily due to the issuance of an additional $50 million of long-term debt in May 2000.

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Income taxes

      The effective income tax rates for the three months ended June 30, 2001 and 2000 were 40.3% and 40.1%, respectively. The effective income tax rates for the six months ended June 30, 2001 and 2000 were 41.8% and 41.2%, respectively.


                          ENTERGY LOUISIANA, INC.
                            INCOME STATEMENTS
        For the Three and Six Months Ended June 30, 2001 and 2000
                               (Unaudited)

                                                           Three Months Ended       Six Months Ended
                                                           2001        2000        2001          2000
                                                             (In Thousands)           (In Thousands)

                 OPERATING REVENUES
Domestic electric                                         $547,784   $448,067   $1,096,698    $794,888
                                                          --------   --------   ----------    --------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              190,046     48,748      424,469     131,940
   Purchased power                                         132,485    145,243      267,990     234,119
   Nuclear refueling outage expenses                         3,262      3,410        6,524       6,820
   Other operation and maintenance                          71,269     85,098      141,083     148,173
Decommissioning                                              2,606      2,606        5,212       5,211
Taxes other than income taxes                               18,165     17,953       36,717      34,715
Depreciation and amortization                               40,498     42,182       85,444      84,329
Other regulatory charges - net                                 540        240        1,080         480
                                                          --------   --------   ----------    --------
TOTAL                                                      458,871    345,480      968,519     645,787
                                                          --------   --------   ----------    --------

OPERATING INCOME                                            88,913    102,587      128,179     149,101
                                                          --------   --------   ----------    --------

                    OTHER INCOME
Allowance for equity funds used during construction          1,226      1,196        2,161       1,879
Gain on sale of assets                                         152          -          152           -
Miscellaneous - net                                            744        435        2,680         543
                                                          --------   --------   ----------    --------
TOTAL                                                        2,122      1,631        4,993       2,422
                                                          --------   --------   ----------    --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                  24,734     23,779       49,190      47,942
Other interest - net                                         3,570      1,896        7,087       3,946
Distributions on preferred securities of subsidiary          1,575      1,575        3,150       3,150
Allowance for borrowed funds used during construction         (922)      (911)      (1,632)     (1,868)
                                                          --------   --------   ----------    --------
TOTAL                                                       28,957     26,339       57,795      53,170
                                                          --------   --------   ----------    --------

INCOME BEFORE INCOME TAXES                                  62,078     77,879       75,377      98,353

Income taxes                                                25,044     31,192       31,483      40,474
                                                          --------   --------   ----------    --------

NET INCOME                                                  37,034     46,687       43,894      57,879

Preferred dividend requirements and other                    2,378      2,378        4,757       4,757
                                                          --------   --------   ----------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                               $34,656    $44,309      $39,137     $53,122
                                                          ========   ========   ==========    ========
See Notes to Financial Statements.

                            ENTERGY LOUISIANA, INC.
                           STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                      2001         2000
                                                                        (In Thousands)

                    OPERATING ACTIVITIES
Net income                                                            $43,894      $57,879
Noncash items included in net income:
  Reserve for regulatory adjustments                                   (3,698)           -
  Other regulatory charges - net                                        1,080          480
  Depreciation, amortization, and decommissioning                      90,656       89,540
  Deferred income taxes and investment tax credits                    (55,432)      15,191
  Allowance for equity funds used during construction                  (2,161)      (1,879)
  Gain on sale of assets                                                 (152)           -
Changes in working capital:
  Receivables                                                         (15,569)     (12,108)
  Accounts payable                                                    (66,985)     (57,456)
  Taxes accrued                                                       103,346       25,659
  Interest accrued                                                     (7,192)      10,250
  Deferred fuel costs                                                 121,877      (80,801)
  Other working capital accounts                                      (24,616)      29,378
Provision for estimated losses and reserves                             2,133        3,375
Changes in other regulatory assets                                     (3,779)       6,663
Other                                                                  11,750       (8,977)
                                                                     --------      -------
Net cash flow provided by operating activities                        195,152       77,194
                                                                     --------      -------

                    INVESTING ACTIVITIES
Construction expenditures                                             (99,550)     (90,488)
Allowance for equity funds used during construction                     2,161        1,879
Nuclear fuel purchases                                                      -      (29,806)
Proceeds from sale/leaseback of nuclear fuel                                -       29,806
Decommissioning trust contributions and realized
    change in trust assets                                             (9,043)      (4,030)
                                                                     --------      -------
Net cash flow used in investing activities                           (106,432)     (92,639)
                                                                     --------      -------

                    FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                                -      149,003
Retirement of long-term debt                                          (35,088)    (100,000)
Dividends paid:
  Common stock                                                        (13,300)      (6,200)
  Preferred stock                                                      (4,757)      (4,757)
                                                                     --------      -------
Net cash flow provided by (used in) financing activities              (53,145)      38,046
                                                                     --------      -------

Net increase in cash and cash equivalents                              35,575       22,601

Cash and cash equivalents at beginning of period                       43,959        7,734
                                                                     --------      -------

Cash and cash equivalents at end of period                            $79,534      $30,335
                                                                     ========      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                                $63,521      $40,981
  Income taxes                                                           $550      $17,572
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                       ($1,430)        $545

See Notes to Financial Statements.


                           ENTERGY LOUISIANA, INC.
                                BALANCE SHEETS
                                    ASSETS
                     June 30, 2001 and December 31, 2000
                                  (Unaudited)

                                                                     2001           2000
                                                                        (In Thousands)

                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                $22,250       $14,138
  Temporary cash investments - at cost,
    which approximates market                                          57,284        29,821
                                                                   ----------    ----------
        Total cash and cash equivalents                                79,534        43,959
                                                                   ----------    ----------
Notes receivable                                                            8         1,510
Accounts receivable:
  Customer                                                            101,588       111,292
  Allowance for doubtful accounts                                      (1,771)       (1,771)
  Associated companies                                                 79,005        30,518
  Other                                                                 6,784        13,698
  Accrued unbilled revenues                                           136,400       152,700
                                                                   ----------    ----------
    Total accounts receivable                                         322,006       306,437
                                                                   ----------    ----------
Deferred fuel costs                                                         -        84,051
Accumulated deferred income taxes                                      34,854             -
Materials and supplies - at average cost                               77,465        77,389
Deferred nuclear refueling outage costs                                10,168        16,425
Prepayments and other                                                  18,804         9,996
                                                                   ----------    ----------
TOTAL                                                                 542,839       539,767
                                                                   ----------    ----------

                OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                   14,230        14,230
Decommissioning trust funds                                           117,876       110,263
Non-utility property - at cost (less accumulated depreciation)         21,762        21,700
                                                                   ----------    ----------
TOTAL                                                                 153,868       146,193
                                                                   ----------    ----------

                        UTILITY PLANT
Electric                                                            5,383,873     5,357,920
Property under capital lease                                          238,427       238,427
Construction work in progress                                         126,277        85,299
Nuclear fuel under capital lease                                       47,571        63,923
                                                                   ----------    ----------
TOTAL UTILITY PLANT                                                 5,796,148     5,745,569
Less - accumulated depreciation and amortization                    2,497,084     2,441,937
                                                                   ----------    ----------
UTILITY PLANT - NET                                                 3,299,064     3,303,632
                                                                   ----------    ----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                     205,887       204,810
  Unamortized loss on reacquired debt                                  30,792        33,244
  Other regulatory assets                                              53,583        50,881
Long-term receivables                                                   2,851             -
Other                                                                  15,302        10,882
                                                                   ----------    ----------
TOTAL                                                                 308,415       299,817
                                                                   ----------    ----------

TOTAL ASSETS                                                       $4,304,186    $4,289,409
                                                                   ==========    ==========
See Notes to Financial Statements.


                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                  2001           2000
                                                                     (In Thousands)

                   CURRENT LIABILITIES
Currently maturing long-term debt                                 $113,968       $35,088
Accounts payable:
  Associated companies                                              45,063        71,948
  Other                                                            104,741       144,841
Customer deposits                                                   60,877        60,227
Taxes accrued                                                      126,653        23,307
Accumulated deferred income taxes                                        -        20,545
Interest accrued                                                    28,344        35,536
Deferred fuel cost                                                  37,826             -
Obligations under capital leases                                    34,274        34,274
Other                                                               80,048       102,614
                                                                ----------    ----------
TOTAL                                                              631,794       528,380
                                                                ----------    ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  763,330       757,362
Accumulated deferred investment tax credits                        114,668       117,393
Obligations under capital leases                                    13,297        29,649
Regulatory reserves                                                  7,758        11,456
Accumulated provisions                                              66,334        64,201
Other                                                               75,762        61,724
                                                                ----------    ----------
TOTAL                                                            1,041,149     1,041,785
                                                                ----------    ----------

Long-term debt                                                   1,162,858     1,276,696
Preferred stock with sinking fund                                   35,000        35,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                  70,000        70,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               100,500       100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2001
  and 2000                                                       1,088,900     1,088,900
Capital stock expense and other                                     (2,171)       (2,171)
Retained earnings                                                  176,156       150,319
                                                                ----------    ----------
TOTAL                                                            1,363,385     1,337,548
                                                                ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $4,304,186    $4,289,409
                                                                ==========    ==========
See Notes to Financial Statements.


			   ENTERGY LOUISIANA, INC.
		         SELECTED OPERATING RESULTS
         For the Three and Six Months Ended June 30, 2001 and 2000
                               (Unaudited)


                                Three Months Ended       Increase/
          Description            2001        2000       (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                   $ 163.5    $ 143.3       $ 20.2       14
  Commercial                      114.9       94.9         20.0       21
  Industrial                      218.2      160.8         57.4       36
  Governmental                     10.5        8.4          2.1       25
			      ---------    -------      -------
    Total retail                  507.1      407.4         99.7       24
  Sales for resale
     Associated companies           7.3        0.2          7.1    3,550
     Non-associated companies       6.5       10.0         (3.5)     (35)
  Other                            26.9       30.5         (3.6)     (12)
			      ---------    -------      -------
    Total                       $ 547.8    $ 448.1       $ 99.7       22
                              =========    =======      =======
Billed Electric Energy
 Sales (GWH):
  Residential                     1,839      1,939         (100)      (5)
  Commercial                      1,291      1,296           (5)       -
  Industrial                      3,583      3,881         (298)      (8)
  Governmental                      120        117            3        3
			      ---------    -------      -------
    Total retail                  6,833      7,233         (400)      (6)
  Sales for resale
     Associated companies           108          3          105    3,500
     Non-associated companies        79        110          (31)     (28)
			      ---------    -------      -------
    Total                         7,020      7,346         (326)      (4)
                              =========    =======      =======


                                 Six Months Ended      Increase/
         Description             2001        2000     (Decrease)      %
                                   (In Millions)
Electric Operating Revenues:
  Residential                   $ 348.3    $ 262.3       $ 86.0       33
  Commercial                      236.0      178.1         57.9       33
  Industrial                      463.4      313.5        149.9       48
  Governmental                     22.8       16.4          6.4       39
			      ---------    -------      -------
    Total retail                1,070.5      770.3        300.2       39
  Sales for resale
     Associated companies          11.4        0.7         10.7    1,529
     Non-associated companies      12.3       21.6         (9.3)     (43)
  Other                             2.5        2.3          0.2        9
			      ---------    -------      -------
    Total                     $ 1,096.7    $ 794.9      $ 301.8       38
                              =========    =======      =======

Billed Electric Energy
 Sales (GWH):
  Residential                     3,783      3,672          111        3
  Commercial                      2,508      2,444           64        3
  Industrial                      7,157      7,642         (485)      (6)
  Governmental                      248        231           17        7
			      ---------    -------      -------
    Total retail                 13,696     13,989         (293)      (2)
  Sales for resale
     Associated companies           161         17          144      847
     Non-associated companies       174        313         (139)     (44)
			      ---------    -------      -------
    Total                        14,031     14,319         (288)      (2)
                              =========    =======      =======

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income increased for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 primarily due to decreased other operation and maintenance expenses and increased interest income, partially offset by decreased unbilled revenues and increased interest charges.

Revenues and Sales

      The changes in electric operating revenues for the three and six months ended June 30, 2001 are as follows:

                                  Three Months Ended   Six Months Ended
       Description                Increase/(Decrease)  Increase/(Decrease)
                                               (In Millions)

Base rate changes                         $1.0             ($1.0)
Grand Gulf rate rider                     (2.9)              (2.9)
Fuel cost recovery                        44.0               67.4
Sales volume/weather                       0.8                7.1
Other revenue (including unbilled)        (1.7)              (4.3)
Sales for resale                          17.3               65.6
                                         -----             ------
   Total                                 $58.5             $131.9
                                         =====             ======


Fuel cost recovery

     Entergy Mississippi is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates, recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is reflected as deferred fuel costs on Entergy Mississippi's financial statements such that these costs generally have no net effect on earnings.

      Fuel cost recovery revenues increased for the three and six months ended June 30, 2001 primarily due to an increase in the energy cost recovery rider to collect the under-recovered fuel and purchased power costs incurred as of September 30, 2000. The recovery of $136.7 million, plus carrying charges, will occur over a 24-month period which began in January 2001. The increase was also due to an additional increase in the energy cost recovery rider effective April 2001.

Sales volume/weather

     Electric sales volume increased revenues for the six months ended June 30, 2001 due to increased usage of 318 GWH in the residential and commercial sectors.

Other revenue (including unbilled)

      Unbilled revenue decreased for the six months ended June 30, 2001 primarily due to the effect of less favorable weather for the period included in the June 2001 unbilled revenue calculation compared to the calculation in the prior year.

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales for resale

     Sales for resale increased for the three and six months ended June 30, 2001 primarily due to increased net generation resulting in more energy available for sale, partially offset by decreased prices for resale electricity. The increase came from sales to affiliates, which are generally made at a low margin.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the three and six months ended June 30, 2001 primarily due to increased generation requirements and increased market prices of natural gas and purchased power.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the three and six months ended June 30, 2001 primarily due to a decrease of $6 million and $10 million, respectively, in plant maintenance expenses due to outage costs at certain fossil plants in 2000. The decreases were partially offset by the following increases:

     o increased charitable donations of $1.2 million and $1.6 million for the three and six months ended, respectively; and
     o increased steam expenses of $1 million for the six months ended.

Other

Other income

      Interest income increased for the three and six months ended June 30, 2001 primarily due to interest recorded on the deferred fuel balance as a result of an MPSC order providing for a 24-month recovery of the September 2000 under-recovered deferred fuel balance of $136.7 million.

Interest and other charges

      Interest on long-term debt increased for the three and six months ended June 30, 2001 primarily due to the issuance of $120 million of long-term debt in February 2000 and the issuance of $70 million of long-term debt in January 2001.

Income taxes

      The effective income tax rates for the three months ended June 30, 2001 and 2000 were 33.4% and 35.8%, respectively. The effective income tax rate for each of the six months ended June 30, 2001 and 2000 was 33.9%.

                         ENTERGY MISSISSIPPI, INC.
                            INCOME STATEMENTS
         For the Three and Six Months Ended June 30, 2001 and 2000
                               (Unaudited)

                                                              Three Months Ended      Six Months Ended
                                                               2001       2000       2001         2000
                                                                (In Thousands)         (In Thousands)

                   OPERATING REVENUES
Domestic electric                                            $274,148   $215,606    $530,306     $398,381
                                                             --------   --------    --------     --------
                   OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                  95,493     31,043     205,552       75,330
   Purchased power                                             94,374     95,038     177,838      171,866
   Other operation and maintenance                             39,473     43,082      72,721       78,705
Taxes other than income taxes                                  11,792     11,091      23,065       21,267
Depreciation and amortization                                  10,941     11,977      24,215       23,702
Other regulatory credits - net                                 (9,572)    (5,409)    (19,256)     (14,487)
                                                             --------   --------    --------     --------
TOTAL                                                         242,501    186,822     484,135      356,383
                                                             --------   --------    --------     --------

OPERATING INCOME                                               31,647     28,784      46,171       41,998
                                                             --------   --------    --------     --------

                      OTHER INCOME
Allowance for equity funds used during construction               592        613       1,015        1,250
Miscellaneous - net                                             4,001      2,380       8,146        4,411
                                                             --------   --------    --------     --------
TOTAL                                                           4,593      2,993       9,161        5,661
                                                             --------   --------    --------     --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                     12,159     10,561      23,303       20,014
Other interest - net                                            1,079        676       2,312        1,696
Allowance for borrowed funds used during construction            (516)      (479)       (863)        (983)
                                                             --------   --------    --------     --------
TOTAL                                                          12,722     10,758      24,752       20,727
                                                             --------   --------    --------     --------

INCOME BEFORE INCOME TAXES                                     23,518     21,019      30,580       26,932

Income taxes                                                    7,845      7,516      10,373        9,132
                                                             --------   --------    --------     --------

NET INCOME                                                     15,673     13,503      20,207       17,800

Preferred dividend requirements and other                         842        842       1,685        1,685
                                                             --------   --------    --------     --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                  $14,831    $12,661     $18,522      $16,115
                                                             ========   ========    ========     ========
See Notes to Financial Statements.


                          ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2001 and 2000
                                 (Unaudited)

                                                                  2001           2000
                                                                     (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                         $20,207       $17,800
Noncash items included in net income:
  Other regulatory credits - net                                   (19,256)      (14,487)
  Depreciation and amortization                                     24,215        23,702
  Deferred income taxes and investment tax credits                  11,402         2,554
  Allowance for equity funds used during construction               (1,015)       (1,250)
Changes in working capital:
  Receivables                                                          699       (14,566)
  Fuel inventory                                                    (6,951)         (885)
  Accounts payable                                                  (5,983)      (32,666)
  Taxes accrued                                                    (15,104)        8,947
  Interest accrued                                                   2,884         1,908
  Deferred fuel costs                                              (21,692)       21,117
  Other working capital accounts                                    (4,495)        2,557
Provision for estimated losses and reserves                         (4,733)         (591)
Changes in other regulatory assets                                 (23,075)      (18,550)
Other                                                               34,461        23,127
                                                                  --------      --------
Net cash flow provided by (used in) operating activities            (8,436)       18,717
                                                                  --------      --------

                  INVESTING ACTIVITIES
Construction expenditures                                          (60,961)      (63,770)
Allowance for equity funds used during construction                  1,015         1,250
Other regulatory investments                                             -       (54,629)
                                                                  --------      --------
Net cash flow used in investing activities                         (59,946)     (117,149)
                                                                  --------      --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                        69,624       119,175
Changes in short-term borrowings                                    10,000             -
Dividends paid:
  Common stock                                                      (5,500)       (5,800)
  Preferred stock                                                   (1,685)       (1,685)
                                                                  --------      --------
Net cash flow provided by financing activities                      72,439       111,690
                                                                  --------      --------

Net increase in cash and cash equivalents                            4,057        13,258

Cash and cash equivalents at beginning of period                     5,113         4,787
                                                                  --------      --------

Cash and cash equivalents at end of period                          $9,170       $18,045
                                                                  ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                             $21,406       $18,600
  Income taxes                                                           -       ($5,830)

See Notes to Financial Statements.



                         ENTERGY MISSISSIPPI, INC.
                               BALANCE SHEETS
                                   ASSETS
                    June 30, 2001 and December 31, 2000
                                 (Unaudited)

                                                                             2001        2000
                                                                               (In Thousands)

                        CURRENT ASSETS
Cash and cash equivalents                                                     $9,170       $5,113
Accounts receivable:
  Customer                                                                    53,699       44,517
  Allowance for doubtful accounts                                             (1,044)      (1,044)
  Associated companies                                                         2,941       10,741
  Other                                                                        3,583        9,964
  Accrued unbilled revenues                                                   37,900       33,600
                                                                          ----------   ----------
    Total accounts receivable                                                 97,079       97,778
                                                                          ----------   ----------
Deferred fuel costs                                                          128,781       64,950
Fuel inventory - at average cost                                              10,387        3,436
Materials and supplies - at average cost                                      18,034       18,485
Prepayments and other                                                         10,104        3,004
                                                                          ----------   ----------
TOTAL                                                                        273,555      192,766
                                                                          ----------   ----------

                OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                           5,531        5,531
Non-utility property - at cost (less accumulated depreciation)                 6,787        6,851
                                                                          ----------   ----------
TOTAL                                                                         12,318       12,382
                                                                          ----------   ----------

                         UTILITY PLANT
Electric                                                                   1,899,572    1,885,501
Property under capital lease                                                     240          290
Construction work in progress                                                 74,235       44,085
                                                                          ----------   ----------
TOTAL UTILITY PLANT                                                        1,974,047    1,929,876
Less - accumulated depreciation and amortization                             740,789      733,977
                                                                          ----------   ----------
UTILITY PLANT - NET                                                        1,233,258    1,195,899
                                                                          ----------   ----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                             28,691       25,544
  Unamortized loss on reacquired debt                                         14,523       15,122
  Deferred fuel costs                                                         53,522       95,661
  Other regulatory assets                                                    160,607      140,679
Other                                                                          8,537        5,886
                                                                          ----------   ----------
TOTAL                                                                        265,880      282,892
                                                                          ----------   ----------

TOTAL ASSETS                                                              $1,785,011   $1,683,939
                                                                          ==========   ==========
See Notes to Financial Statements.

                           ENTERGY MISSISSIPPI, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      June 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                   2001        2000
                                                                    (In Thousands)

                 CURRENT LIABILITIES
Currently maturing long-term debt                                  $65,000           $-
Notes payable                                                       10,000            -
Accounts payable:
  Associated companies                                              91,372       92,980
  Other                                                             22,558       26,933
Customer deposits                                                   28,010       26,368
Taxes accrued                                                       16,758       31,862
Accumulated deferred income taxes                                   50,048       47,734
Interest accrued                                                    15,983       13,099
Obligations under capital leases                                        46           79
Other                                                                3,055        2,540
                                                                ----------   ----------
TOTAL                                                              302,830      241,595
                                                                ----------   ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  320,320      306,295
Accumulated deferred investment tax credits                         18,658       19,408
Obligations under capital leases                                       193          211
Accumulated provisions                                               2,073        6,806
Other                                                               44,510       31,339
                                                                ----------   ----------
TOTAL                                                              385,754      364,059
                                                                ----------   ----------

Long-term debt                                                     589,587      584,467

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                50,381       50,381
Common stock, no par value, authorized 15,000,000
    shares; issued and outstanding 8,666,357 shares
    in 2001 and 2000                                               199,326      199,326
Capital stock expense and other                                        (59)         (59)
Retained earnings                                                  257,192      244,170
                                                                ----------   ----------
TOTAL                                                              506,840      493,818
                                                                ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,785,011   $1,683,939
                                                                ==========   ==========
See Notes to Financial Statements.

	  	        ENTERGY MISSISSIPPI, INC.
                       SELECTED OPERATING RESULTS
       For the Three and Six Months Ended June 30, 2001 and 2000
                              (Unaudited)


                                 Three Months Ended   Increase/
         Description            2001       2000      (Decrease)     %
                                 (In Millions)
Electric Operating Revenues:
  Residential                   $ 89.1    $ 73.4        $ 15.7       21
  Commercial                      80.9      65.3          15.6       24
  Industrial                      49.2      39.3           9.9       25
  Governmental                     8.0       6.3           1.7       27
			       -------   -------        ------
    Total retail                 227.2     184.3          42.9       23
  Sales for resale
     Associated companies         26.0       7.0          19.0      271
     Non-associated companies      5.1       6.8          (1.7)     (25)
  Other                           15.8      17.5          (1.7)     (10)
			       -------   -------        ------
    Total                      $ 274.1   $ 215.6        $ 58.5       27
                               =======   =======        ======

Billed Electric Energy
 Sales (GWH):
  Residential                    1,037     1,013            24        2
  Commercial                     1,024     1,008            16        2
  Industrial                       751       786           (35)      (4)
  Governmental                      93        89             4        4
			       -------   -------        ------
    Total retail                 2,905     2,896             9        -
  Sales for resale
     Associated companies          459        82           377      460
     Non-associated companies       57        62            (5)      (8)
			       -------   -------        ------
    Total                        3,421     3,040           381       13
                               =======   =======        ======


                                Six Months Ended      Increase/
         Description            2001       2000      (Decrease)     %
                                  (In Millions)

Electric Operating Revenues:
  Residential                  $ 170.0   $ 139.5        $ 30.5       22
  Commercial                     148.5     124.7          23.8       19
  Industrial                      90.5      76.7          13.8       18
  Governmental                    14.6      12.1           2.5       21
			       -------   -------        ------
    Total retail                 423.6     353.0          70.6       20
  Sales for resale
     Associated companies         82.7      13.0          69.7      536
     Non-associated companies      9.6      13.7          (4.1)     (30)
  Other                           14.4      18.7          (4.3)     (23)
			       -------   -------        ------
    Total                      $ 530.3   $ 398.4       $ 131.9       33
                               =======   =======        ======

Billed Electric Energy
 Sales (GWH):
  Residential                    2,252     2,036           216       11
  Commercial                     1,999     1,926            73        4
  Industrial                     1,485     1,529           (44)      (3)
  Governmental                     183       169            14        8
			       -------   -------        ------
    Total retail                 5,919     5,660           259        5
  Sales for resale
     Associated companies        1,332       207         1,125      543
     Non-associated companies      107       139           (32)     (23)
			       -------   -------        ------
    Total                        7,358     6,006         1,352       23
                               =======   =======        ======

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 primarily due to decreased net revenue and increased interest expense, partially offset by decreased other operation and maintenance expense.

      Net income decreased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily due to increased other operation and maintenance expense and increased interest expense, partially offset by increased unbilled revenue.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and six months ended June 30, 2001 are as follows:

                                  Three Months Ended   Six Months Ended
        Description               Increase/(Decrease) Increase/(Decrease)
                                            (In Millions)

Base rate changes                        ($2.8)             ($3.7)
Fuel cost recovery                        37.7               76.7
Sales volume/weather                      (2.7)              (2.1)
Other revenue (including unbilled)         2.7                4.2
Sales for resale                         (10.4)              (7.6)
                                         -----              -----
   Total                                 $24.5              $67.5
                                         =====              =====

Base rate changes

      Base rate changes decreased revenues for the three and six months ended June 30, 2001 primarily due to rate reductions effective October 2000.

Fuel cost recovery

      Entergy New Orleans is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates, recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is reflected as deferred fuel costs on Entergy New Orleans' financial statements such that these costs generally have no net effect on earnings.

      Fuel cost recovery revenues increased for the three and six months ended June 30, 2001 primarily due to the increased market prices of natural gas and purchased power.

Sales volume/weather

      Electric sales volume decreased revenues for the three and six months ended June 30, 2001 due to decreased usage of 36 GWH and 57 GWH, respectively, primarily in the residential and governmental sectors.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other revenue (including unbilled)

      Unbilled revenues increased for the three months ended June 30, 2001 primarily due to increased volume in June 2001, partially offset by the effect of decreased fuel prices for the period included in the June 2001 unbilled revenue calculation compared to the calculation in the prior year.

      Unbilled revenues increased for the six months ended June 30, 2001 primarily due to the effect of higher fuel prices for the period included in the June 2001 unbilled revenue calculation.

Sales for resale

     Sales for resale decreased for the three and six months ended June 30, 2001 primarily due to a decrease in net generation resulting in less energy available for sale, partially offset by increased prices for resale electricity.

Gas operating revenues

     Gas operating revenues increased for the six months ended June 30, 2001 primarily due to the increased market price of natural gas and increased sales due to a colder-than-normal winter. The increase in gas revenues was largely offset by increased expenses for gas purchased for resale.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the three and six months ended June 30, 2001 primarily due to the increased market prices of natural gas and purchased power.

Other operation and maintenance

      Other operation and maintenance expenses increased for the six months ended June 30, 2001 primarily due to increases in uncollectible receivable write-offs of $1.0 million and maintenance of customer records of $1.2 million.

Taxes other than income taxes

     Taxes other than income taxes increased for three and six months ended June 30, 2001 primarily due to an increase in local franchise taxes as a result of higher retail revenue.

Amortization of rate deferrals

      Amortization of rate deferrals decreased for the three and six months ended June 30, 2001 primarily due to a scheduled rate change in the amortization of Grand Gulf 1 phase-in expenses. The Grand Gulf 1 phase-in plan will be complete in November 2001.

Other

Interest and other charges

      Interest on long-term debt increased for the three and six months ended June 30, 2001 primarily due to $30 million issuances of long-term debt in July 2000 and February 2001.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Income taxes

      For the three months ended June 30, 2001 and 2000, the effective income tax rates were 40.8% and 43.0%, respectively. For the six months ended June 30, 2001 and 2000, the effective income tax rates were 43.3% and 45.1%, respectively. The decreases for the three and six months ended June 30, 2001 in the effective tax rate were primarily due to the decrease in pre-tax income increasing the impact of flow-through items.


                        ENTERGY NEW ORLEANS, INC.
                            INCOME STATEMENTS
        For the Three and Six Months Ended June 30, 2001 and 2000
                              (Unaudited)

                                                           Three Months Ended    Six Months Ended
                                                            2001       2000      2001         2000
                                                             (In Thousands)       (In Thousands)

                  OPERATING REVENUES
Domestic electric                                         $139,057   $114,539   $268,289    $200,797
Natural gas                                                 21,252     22,112     96,035      55,595
                                                          --------   --------   --------    --------
TOTAL                                                      160,309    136,651    364,324     256,392
                                                          --------   --------   --------    --------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               51,860     40,231    160,687      82,032
   Purchased power                                          58,859     38,784    107,326      73,895
   Other operation and maintenance                          21,615     22,806     42,576      39,657
Taxes other than income taxes                               11,308      9,184     24,994      18,696
Depreciation and amortization                                6,181      5,809     12,507      11,510
Other regulatory credits - net                              (2,185)    (1,732)    (3,706)     (3,333)
Amortization of rate deferrals                               3,298      6,482      6,349      12,476
                                                          --------   --------   --------    --------
TOTAL                                                      150,936    121,564    350,733     234,933
                                                          --------   --------   --------    --------

OPERATING INCOME                                             9,373     15,087     13,591      21,459
                                                          --------   --------   --------    --------

                     OTHER INCOME
Allowance for equity funds used during construction            453        270        851         595
Miscellaneous - net                                            320        819      1,014       1,417
                                                          --------   --------   --------    --------
TOTAL                                                          773      1,089      1,865       2,012
                                                          --------   --------   --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                   4,450      3,319      8,568       6,638
Other interest - net                                           386        410        812         826
Allowance for borrowed funds used during construction         (386)      (207)      (706)       (445)
                                                          --------   --------   --------    --------
TOTAL                                                        4,450      3,522      8,674       7,019
                                                          --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                   5,696     12,654      6,782      16,452

Income taxes                                                 2,327      5,437      2,938       7,418
                                                          --------   --------   --------    --------

NET INCOME                                                   3,369      7,217      3,844       9,034

Preferred dividend requirements and other                      241        241        482         482
                                                          --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                $3,128     $6,976     $3,362      $8,552
                                                          ========   ========   ========    ========
See Notes to Financial Statements.



                           ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                     2001         2000
                                                                       (In Thousands)

                   OPERATING ACTIVITIES
Net income                                                            $3,844       $9,034
Noncash items included in net income:
  Amortization of rate deferrals                                       6,349       12,476
  Reserve for regulatory adjustments                                  (1,176)           -
  Other regulatory credits - net                                      (3,706)      (3,333)
  Depreciation and amortization                                       12,507       11,510
  Deferred income taxes and investment tax credits                    (2,588)       2,405
  Allowance for equity funds used during construction                   (851)        (595)
Changes in working capital:
  Receivables                                                         (4,101)      (2,623)
  Fuel inventory                                                       4,096        1,920
  Accounts payable                                                   (12,011)       6,956
  Taxes accrued                                                        3,971        2,348
  Interest accrued                                                       307         (417)
  Deferred fuel costs                                                 11,719      (16,493)
  Other working capital accounts                                      (8,049)      (4,787)
Provision for estimated losses and reserves                           (2,136)        (509)
Changes in other regulatory assets                                   (12,295)      (4,977)
Other                                                                  2,357        3,983
                                                                    --------     --------
Net cash flow provided by (used in) operating activities              (1,763)      16,898
                                                                    --------     --------

                   INVESTING ACTIVITIES
Construction expenditures                                            (28,898)     (17,463)
Allowance for equity funds used during construction                      851          595
                                                                    --------     --------
Net cash flow used in investing activities                           (28,047)     (16,868)
                                                                    --------     --------

                   FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                          29,769            -
Dividends paid:
  Preferred stock                                                       (241)        (241)
                                                                    --------     --------
Net cash flow provided by (used in) financing activities              29,528         (241)
                                                                    --------     --------

Net decrease in cash and cash equivalents                               (282)        (211)

Cash and cash equivalents at beginning of period                       6,302        4,454
                                                                    --------     --------

Cash and cash equivalents at end of period                            $6,020       $4,243
                                                                    ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                                $8,845       $7,702
  Income taxes                                                             -      ($2,386)

See Notes to Financial Statements.


                           ENTERGY NEW ORLEANS, INC.
                                BALANCE SHEETS
                                    ASSETS
                      June 30, 2001 and December 31, 2000
                                  (Unaudited)

                                                              2001        2000
                                                                (In Thousands)

                 CURRENT ASSETS
Cash and cash equivalents                                      $6,020       $6,302
Accounts receivable:
  Customer                                                     64,240       67,264
  Allowance for doubtful accounts                                (770)        (770)
  Associated companies                                          1,272        2,800
  Other                                                         3,609        3,709
  Accrued unbilled revenues                                    35,591       26,838
                                                             --------     --------
    Total accounts receivable                                 103,942       99,841
                                                             --------     --------
Deferred fuel costs                                            16,515       28,234
Accumulated deferred income taxes                               1,140            -
Fuel inventory - at average cost                                  108        4,204
Materials and supplies - at average cost                        8,947        9,630
Rate deferrals                                                  4,627       10,974
Prepayments and other                                           9,779        1,416
                                                             --------     --------
TOTAL                                                         151,078      160,601
                                                             --------     --------

         OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                            3,259        3,259
                                                             --------     --------

                 UTILITY PLANT
Electric                                                      573,244      572,061
Natural gas                                                   137,489      134,826
Construction work in progress                                  53,537       36,489
                                                             --------     --------
TOTAL UTILITY PLANT                                           764,270      743,376
Less - accumulated depreciation and amortization              397,960      394,271
                                                             --------     --------
UTILITY PLANT - NET                                           366,310      349,105
                                                             --------     --------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                             868          974
  Other regulatory assets                                      56,971       44,676
Long-term receivables                                           1,343            -
Other                                                           2,039          616
                                                             --------     --------
TOTAL                                                          61,221       46,266
                                                             --------     --------

TOTAL ASSETS                                                 $581,868     $559,231
                                                             ========     ========
See Notes to Financial Statements.


                          ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                     June 30, 2001 and December 31, 2000
                                 (Unaudited)

                                                                   2001        2000
                                                                    (In Thousands)

                 CURRENT LIABILITIES
Accounts payable:
  Associated companies                                             $43,015      $24,637
  Other                                                             27,177       57,566
Customer deposits                                                   18,322       18,311
Taxes accrued                                                        9,794        5,823
Accumulated deferred income taxes                                        -        6,543
Interest accrued                                                     6,426        6,119
Other                                                                3,072        3,211
                                                                  --------     --------
TOTAL                                                              107,806      122,210
                                                                  --------     --------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                   47,838       43,754
Accumulated deferred investment tax credits                          5,614        5,868
SFAS 109 regulatory liability - net                                 14,578       12,607
Other regulatory liabilities                                           227          537
Accumulated provisions                                               6,335        8,471
Other                                                               12,670       12,356
                                                                  --------     --------
TOTAL                                                               87,262       83,593
                                                                  --------     --------

Long-term debt                                                     229,042      199,031

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                19,780       19,780
  Common stock, $4 par value, authorized 10,000,000 shares;
  issued and outstanding 8,435,900 shares in 2001 and 2000          33,744       33,744
Paid-in capital                                                     36,294       36,294
Retained earnings                                                   67,940       64,579
                                                                  --------     --------
TOTAL                                                              157,758      154,397
                                                                  --------     --------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $581,868     $559,231
                                                                  ========     ========
See Notes to Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                       SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 2001 and 2000
                              (Unaudited)


                                    Three Months Ended   Increase/
          Description              2001       2000      (Decrease)     %
                                     (In Millions)
Electric Operating Revenues:
  Residential                      $ 45.8    $ 36.7         $ 9.1       25
  Commercial                         48.0      34.4          13.6       40
  Industrial                          8.4       5.0           3.4       68
  Governmental                       20.9      14.8           6.1       41
                                  -------   -------        ------
    Total retail                    123.1      90.9          32.2       35
  Sales for resale
     Associated companies             1.7      11.0          (9.3)     (85)
     Non-associated companies         1.1       2.2          (1.1)     (50)
  Other                              13.1      10.4           2.7       26
                                  -------   -------        ------
    Total                         $ 139.0   $ 114.5        $ 24.5       21
                                  =======   =======        ======

Billed Electric Energy
 Sales (GWH):
  Residential                         457       503           (46)      (9)
  Commercial                          545       550            (5)      (1)
  Industrial                          104        95             9        9
  Governmental                        247       264           (17)      (6)
                                  -------   -------        ------
    Total retail                    1,353     1,412           (59)      (4)
  Sales for resale
     Associated companies              26       218          (192)     (88)
     Non-associated companies          15        35           (20)     (57)
                                  -------   -------        ------
    Total                           1,394     1,665          (271)     (16)
                                  =======   =======        ======


                                   Six Months Ended     Increase/
          Description              2001       2000     (Decrease)     %
                                     (In Millions)
Electric Operating Revenues:
  Residential                      $ 86.8    $ 64.2        $ 22.6       35
  Commercial                         96.9      68.1          28.8       42
  Industrial                         16.7      10.1           6.6       65
  Governmental                       41.8      28.9          12.9       45
                                  -------   -------        ------
    Total retail                    242.2     171.3          70.9       41
  Sales for resale
     Associated companies             8.7      13.6          (4.9)     (36)
     Non-associated companies         1.7       4.4          (2.7)     (61)
  Other                              15.7      11.5           4.2       37
                                  -------   -------        ------
    Total                         $ 268.3   $ 200.8        $ 67.5       34
                                  =======   =======        ======

Billed Electric Energy
 Sales (GWH):
  Residential                         854       876           (22)      (3)
  Commercial                        1,033     1,047           (14)      (1)
  Industrial                          196       186            10        5
  Governmental                        475       497           (22)      (4)
                                  -------   -------        ------
    Total retail                    2,558     2,606           (48)      (2)
  Sales for resale
     Associated companies              90       301          (211)     (70)
     Non-associated companies          27        79           (52)     (66)
                                  -------   -------        ------
    Total                           2,675     2,986          (311)     (10)
                                  =======   =======        ======

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income decreased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due to an increase in the provision for rate refunds, partially offset by decreased interest expense.

Revenues

      Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt. Operating revenues decreased for the three and six months ended June 30, 2001 primarily due to the increase in the provision for rate refund. System Energy's proposed rate increase, which is subject to refund, is discussed in Note 2 to the financial statements in the Form 10-K.

Expenses

Other regulatory charges

      Other regulatory charges increased for the three and six months ended June 30, 2001 primarily due to charges associated with the GGART in place at Entergy Arkansas and Entergy Mississippi. The GGART is discussed in
Note 2 to the financial statements.

Other

Interest charges

      Interest on long-term debt decreased for the three and six months ended June 30, 2001 primarily due to a decrease in interest expense associated with the sale-leaseback of Grand Gulf 1 and a decrease in interest expense due to the retirement of long-term debt in 2000.

      Other interest expense increased for the three and six months ended June 30, 2001 primarily due to interest on the potential refund of System Energy's proposed rate increase.

Income taxes

      The effective income tax rates for the three months ended June 30, 2001 and 2000 were 45.7% and 48.9%, respectively. The effective income tax rates for the six months ended June 30, 2001 and 2000 were 45.7% and 47.9%, respectively. The decreases for the three and six months ended June 30, 2001 in the effective tax rate were primarily due to the decrease in pre-tax income increasing the impact of flow-through items.

                      SYSTEM ENERGY RESOURCES, INC.
                            INCOME STATEMENTS
         For the Three and Six Months Ended June 30, 2001 and 2000
                               (Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                        2001       2000      2001         2000
                                                         (In Thousands)        (In Thousands)

                OPERATING REVENUES
Domestic electric                                     $152,902   $159,389   $304,068    $316,479
                                                      --------   --------   --------    --------
                OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                            7,822     10,858     17,894      21,540
   Nuclear refueling outage expenses                     3,988      3,690      8,022       6,904
   Other operation and maintenance                      21,433     23,059     37,806      38,332
Decommissioning                                          4,736      4,736      9,472       9,472
Taxes other than income taxes                            6,460      6,225     13,168      12,168
Depreciation and amortization                           27,227     27,875     56,708      55,931
Other regulatory charges - net                          19,955     16,051     39,122      30,796
                                                      --------   --------   --------    --------
TOTAL                                                   91,621     92,494    182,192     175,143
                                                      --------   --------   --------    --------

OPERATING INCOME                                        61,281     66,895    121,876     141,336
                                                      --------   --------   --------    --------

                   OTHER INCOME
Allowance for equity funds used during construction        484        374        754       1,106
Miscellaneous - net                                      4,723      5,096      9,794       9,192
                                                      --------   --------   --------    --------
TOTAL                                                    5,207      5,470     10,548      10,298
                                                      --------   --------   --------    --------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                              18,756     22,636     37,767      46,762
Other interest - net                                     8,929      7,298     17,636      14,141
Allowance for borrowed funds used during construction     (224)      (177)      (361)       (653)
                                                      --------   --------   --------    --------
TOTAL                                                   27,461     29,757     55,042      60,250
                                                      --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                              39,027     42,608     77,382      91,384

Income taxes                                            17,825     20,822     35,382      43,811
                                                      --------   --------   --------    --------

NET INCOME                                             $21,202    $21,786    $42,000     $47,573
                                                      ========   ========   ========    ========

See Notes to Financial Statements.


                         SYSTEM ENERGY RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                  2001           2000
                                                                     (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                         $42,000       $47,573
Noncash items included in net income:
  Reserve for regulatory adjustments                                53,475        37,751
  Other regulatory charges - net                                    39,122        30,796
  Depreciation, amortization, and decommissioning                   66,180        65,403
  Deferred income taxes and investment tax credits                 (44,214)      (39,621)
  Allowance for equity funds used during construction                 (754)       (1,106)
Changes in working capital:
  Receivables                                                     (101,734)      186,754
  Accounts payable                                                 (11,514)      (14,193)
  Taxes accrued                                                     62,571         2,751
  Interest accrued                                                 (18,683)       (9,375)
  Other working capital accounts                                    (7,612)       12,218
Provision for estimated losses and reserves                           (425)         (106)
Changes in other regulatory assets                                  20,394        19,298
Other                                                               (3,295)      (13,084)
                                                                  --------      --------
Net cash flow provided by operating activities                      95,511       325,059
                                                                  --------      --------

                  INVESTING ACTIVITIES
Construction expenditures                                          (22,758)      (24,557)
Allowance for equity funds used during construction                    754         1,106
Nuclear fuel purchases                                             (37,592)           (7)
Proceeds from sale/leaseback of nuclear fuel                        37,592             7
Decommissioning trust contributions and realized
    change in trust assets                                         (11,676)      (11,544)
                                                                  --------      --------
Net cash flow used in investing activities                         (33,680)      (34,995)
                                                                  --------      --------

                  FINANCING ACTIVITIES
Retirement of long-term debt                                       (16,800)       (2,947)
Dividends paid:
  Common stock                                                     (43,000)      (47,000)
                                                                  --------      --------
Net cash flow used in financing activities                         (59,800)      (49,947)
                                                                  --------      --------

Net increase in cash and cash equivalents                            2,031       240,117

Cash and cash equivalents at beginning of period                   202,218        35,152
                                                                  --------      --------

Cash and cash equivalents at end of period                        $204,249      $275,269
                                                                  ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                             $71,878       $54,870
  Income taxes                                                      $3,463       $37,045
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                    ($1,417)         $199

See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                                    ASSETS
                     June 30, 2001 and December 31, 2000
                                  (Unaudited)

                                                               2001        2000
                                                                (In Thousands)

                 CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                             $15          $44
  Temporary cash investments - at cost,
    which approximates market                                  204,234      202,174
                                                            ----------   ----------
        Total cash and cash equivalents                        204,249      202,218
                                                            ----------   ----------
Accounts receivable:
  Associated companies                                         315,361      212,551
  Other                                                          1,118        2,194
                                                            ----------   ----------
    Total accounts receivable                                  316,479      214,745
                                                            ----------   ----------
Materials and supplies - at average cost                        52,276       52,235
Deferred nuclear refueling outage costs                         12,117        6,577
Prepayments and other                                            4,547        2,639
                                                            ----------   ----------
TOTAL                                                          589,668      478,414
                                                            ----------   ----------

         OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                    167,831      157,572
                                                            ----------   ----------

                  UTILITY PLANT
Electric                                                     3,095,868    3,093,033
Property under capital lease                                   449,851      449,851
Construction work in progress                                   43,934       24,029
Nuclear fuel under capital lease                                74,994       49,256
                                                            ----------   ----------
TOTAL UTILITY PLANT                                          3,664,647    3,616,169
Less - accumulated depreciation and amortization             1,466,886    1,407,885
                                                            ----------   ----------
UTILITY PLANT - NET                                          2,197,761    2,208,284
                                                            ----------   ----------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                              170,913      195,634
  Unamortized loss on reacquired debt                           50,169       51,957
  Other regulatory assets                                      178,844      174,517
Other                                                            8,457        8,172
                                                            ----------   ----------
TOTAL                                                          408,383      430,280
                                                            ----------   ----------

TOTAL ASSETS                                                $3,363,643   $3,274,550
                                                            ==========   ==========
See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDER'S EQUITY
                      June 30, 2001 and December 31, 2000
                                (Unaudited)

                                                                       2001        2000
                                                                        (In Thousands)

                   CURRENT LIABILITIES
Currently maturing long-term debt                                     $182,691     $151,800
Accounts payable:
  Associated companies                                                   1,435        2,722
  Other                                                                 13,358       23,585
Taxes accrued                                                          131,101       68,530
Accumulated deferred income taxes                                        3,811        1,648
Interest accrued                                                        25,324       44,007
Obligations under capital leases                                        32,119       32,119
Other                                                                    1,551        1,674
                                                                    ----------   ----------
TOTAL                                                                  391,390      326,085
                                                                    ----------   ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                      334,917      391,505
Accumulated deferred investment tax credits                             87,778       89,516
Obligations under capital leases                                        42,875       17,137
FERC settlement - refund obligation                                     27,134       30,745
Other regulatory liabilities                                           146,672      103,634
Decommissioning                                                        164,874      153,197
Regulatory reserves                                                    375,843      322,368
Accumulated provisions                                                     264          689
Other                                                                   16,270       15,394
                                                                    ----------   ----------
TOTAL                                                                1,196,627    1,124,185
                                                                    ----------   ----------

Long-term debt                                                         883,201      930,854

                  SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
 issued and outstanding 789,350 shares in 2001 and 2000                789,350      789,350
Retained earnings                                                      103,075      104,076
                                                                    ----------   ----------
TOTAL                                                                  892,425      893,426
                                                                    ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

               TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $3,363,643   $3,274,550
                                                                    ==========   ==========
See Notes to Financial Statements.



                   ENTERGY CORPORATION AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 to the financial statements in the Form 10-K for information on Entergy's estimated construction expenditures (including nuclear fuel but excluding AFUDC), long-term debt and preferred stock maturities, and cash sinking fund requirements.

Sales Warranties and Indemnities   (Entergy Corporation)

     In the Entergy London and CitiPower sales transactions, Entergy or its subsidiaries made certain warranties to the purchasers. These warranties include representations regarding litigation, accuracy of financial accounts, and the adequacy of existing tax provisions. Notice of a claim on the CitiPower warranties must have been given by December 2000, and Entergy's potential liability is limited to A$100 million ($51 million). Notice of a claim on the Entergy London warranties had to be given for certain items by December 1999, and for the tax warranties, must have been given by June 30, 2001. Entergy's liability is limited to BPS1.4 billion ($2.0 billion) on certain tax warranties and BPS140 million ($200 million) on the remaining warranties relating to the Entergy London sale. Entergy also agreed to maintain the net asset value of the subsidiary that sold Entergy London at $700 million through June 30, 2001.

      For both of the sales, the notice period is extended if a taxing authority has begun a review before expiration of the notice period. Entergy received notice in June 2001 from both purchasers regarding issues that have not been resolved by the respective taxing authorities concerning reviews that commenced before the notice deadlines. Entergy responded to both purchasers, and denies that valid claims by the purchasers have been made under the warranties. Management periodically reviews reserve levels for these warranties and as of June 30, 2001 believes it has adequately provided for the ultimate resolution of these matters.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 to the financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf 1, Pilgrim, Indian Point 3, and FitzPatrick.

Environmental Issues

 (Entergy Arkansas)

      In previous years, Entergy Arkansas has received notices from the EPA and the Arkansas Department of Environmental Quality (ADEQ) alleging that Entergy Arkansas, along with others, may be a potentially responsible party
(PRP) for clean-up costs associated with a site in Arkansas. As of June 30, 2001, a remaining recorded liability of approximately $5.0 million existed related to the cleanup of that site.

 (Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the cleanup of these sites. As of June 30, 2001, a remaining recorded liability of approximately $17.0 million existed related to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

      During 1993, the Louisiana Department of Environmental Quality (LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at June 30, 2001 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

City Franchise Ordinances   (Entergy New Orleans)

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the City to purchase Entergy New Orleans' electric and gas utility properties.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three separate but substantially identical transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3, which were refinanced in 1997. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from these lease transactions and may be required to assume the outstanding bonds issued to finance, in part, the lessors' acquisition of the undivided interests in Waterford 3. See Note 10 to the financial statements in the Form 10-K for further information.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. The defendant companies are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at June 30, 2001. See Note 9 to the financial statements in the Form 10-K for further information.

Litigation   (Entergy Corporation, Entergy Arkansas, Entergy  Gulf  States,
Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     In addition to those proceedings discussed elsewhere herein and in the Form 10-K, Entergy and the domestic utility companies are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution individually or collectively will have a material adverse effect on the results of operations, cash flows, or financial condition of these entities.


NOTE 2.  RATE AND REGULATORY MATTERS

Electric Industry Restructuring

     Previous developments and information related to electric industry restructuring are presented in Note 2 to the financial statements in the Form 10-K.

Arkansas

(Entergy Corporation and Entergy Arkansas)

     As discussed in Note 2 to the financial statements in the Form 10-K, the target date for retail open access has been delayed until no sooner than October 1, 2003 and no later than October 1, 2005.

     In October 2000, in compliance with the currently enacted deregulation law, Entergy Arkansas filed a market power study in accordance with the guidelines adopted by the APSC. In December 2000, Entergy Arkansas filed an application for approval to transfer Entergy Arkansas' transmission assets to the Transco. In February 2001, Entergy Arkansas filed supplemental testimony to address the effects of the proposed Transco on Entergy Arkansas' market power. In July 2001, Entergy Arkansas filed a request, which the APSC approved, to suspend proceedings regarding Transco pending further action in the FERC-mandated mediation proceedings.

Texas (Entergy Corporation and Entergy Gulf States)

     As discussed in Note 2 to the financial statements in the Form 10-K, the Texas legislature enacted a law providing for retail open access by most investor-owned electric utilities, including Entergy Gulf States, on January 1, 2002, unless delayed by the PUCT. As described below, the PUCT staff and certain cities served by Entergy Gulf States filed separate petitions with the PUCT in August 2001 requesting relief that may result in a delay in retail competition in the power region in which Entergy Gulf States operates in Texas. With retail open access, generation and a new retail electric provider operation will be competitive businesses, but transmission and distribution operations will continue to be regulated. The new retail electric providers will be the primary point of contact with customers.

Business Separation Plan

     Entergy Gulf States' business separation plan provides for the separation of its generation, transmission, distribution and retail electric functions. It has been amended during the course of various PUCT and LPSC proceedings and is subject to further change and regulatory proceedings as described below.

      The amended plan currently provides that Entergy Gulf States will be separated into the following principal companies:

     o a Texas distribution company, which will own and operate Entergy Gulf States' electric distribution system in Texas;
     o a Texas generation company (which may be more than one legal entity), which initially will purchase capacity and energy from the generating assets allocated to Texas load (Texas generating assets), and eventually will own those assets;
     o Texas retail electric providers, which will provide competitive retail electric service in Texas; and
     o Entergy Gulf States-Louisiana.

Entergy Gulf States-Louisiana will:

     o own and operate Entergy Gulf States' electric distribution system in Louisiana, the Texas generating assets (until they are transferred to the Texas generation company), the remainder of Entergy Gulf States' generating assets, and Entergy Gulf States' other businesses that are not separated, and own Entergy Gulf States' transmission assets allocated to Louisiana (until they are transferred to the intermediate transmission company described in the next bullet); and
     o indirectly own a portion of an intermediate transmission company, which will own Entergy Gulf States' electric transmission assets allocated to Texas, and later Entergy Gulf States' transmission assets allocated to Louisiana.

      Entergy Gulf States' assets and liabilities (other than its long-term debt and liabilities) will be allocated among these companies generally
based  upon  categorizing  them  by function.   Entergy  Gulf  States  will
allocate assets and liabilities not associated with a single function based
upon  specified factors.   In an April 2001 filing with the LPSC discussing
its separation methodology, Entergy Gulf States included a balance sheet separated by jurisdiction and function. The balance sheet was based on September 30, 1999 balances. In this balance sheet, Entergy Gulf States allocated approximately 27% of the net utility plant balance to Texas generation, approximately 12% to Texas distribution, approximately 6% to Texas transmission, approximately 7% to Louisiana transmission, and less than 1% to Texas retail. Applying these percentages to Entergy Gulf States' June 30, 2001 net utility plant book value of $4.2 billion, for illustrative purposes only, results in net book values of approximately $1.2 billion for Texas generation, approximately $580 million for Texas
distribution,   approximately   $180  million   for   Texas   transmission,
approximately  $210 million for Louisiana transmission,  approximately
$20 million for Texas retail, and would result in approximately $2.0 billion for the remainder of Entergy Gulf States-Louisiana. The actual allocations could materially differ from these figures because of a number of factors, including changes to the plan and the allocation methodology. In addition, the actual allocations will be based on allocation factors and account balances as of a different date.

     The business separation plan provides that Entergy Gulf States-Louisiana will retain liability for all of its long-term debt and liabilities and that the property transferred to the Texas companies will be released from the lien of Entergy Gulf States' mortgage on the basis of property additions, retired bond credits, or both. Pursuant to separate agreements, the Texas distribution company and the intermediate transmission company will each assume a portion of Entergy Gulf States' long-term debt and liabilities, which assumptions will not act to release Entergy Gulf States-Louisiana's liability. The Texas distribution company and the intermediate transmission company will undertake to pay the outstanding assumed long-term debt and liabilities by the end of 2002 and 2004, respectively. Entergy must provide a contingent indemnity with respect to the intermediate transmission company's assumed portion of Entergy Gulf States' long-term debt and liabilities in the event that the obligations under the debt assumption agreement have not been extinguished prior to the end of 2002. Texas generation company will be required to pay an allocated portion of the outstanding principal amount of Entergy Gulf States' long-term debt and liabilities each time that Texas generating assets are transferred to it, which must be completed no later than 2004.

     After the transfer of the Texas distribution and transmission assets contemplated by the current business separation plan, the distribution and transmission businesses conducted by the Texas distribution company and the intermediate transmission company, respectively, will continue to be regulated as to rates by the PUCT and the FERC, respectively. Accordingly, management believes that the Texas distribution company and the intermediate transmission company will be able to fund the payment of the assumed debt by the end of 2002 from a combination of cash flow from operations and third party financing.

     Entergy Gulf States filed the business separation plan with the PUCT in January 2000 and amended that plan in November 2000 and January 2001. In May 2001, the PUCT approved the amended business separation plan. The outcome of the LPSC proceedings described below, which have resulted in amendments to the plan beyond what was approved by the PUCT, will be reported to the PUCT and the Office of Public Utility Counsel and may require additional PUCT action before the business separation plan is final. In addition, the petitions described below that may result in a delay in retail competition may affect the approval.

     The LPSC opened a docket to identify the changes in corporate structure and operations of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and
Arkansas.   In  those proceedings, Entergy Gulf States and the  LPSC  staff reached a settlement on certain Texas business separation plan issues, and after a May 2001 hearing, the LPSC issued an interim order in July 2001 approving the settlement. In July 2001, Entergy Gulf States and the LPSC staff completed an additional settlement on business separation plan issues
relating  to  the  separation of Texas distribution and transmission.    A
hearing on the distribution and transmission settlement has been held and a decision is expected in September 2001. With respect to issues related to the separation of generation, Entergy Gulf States and the LPSC staff are preparing a revised procedural schedule to address remaining issues in a timely manner. The procedural schedule initially will focus on the power sale agreement described below.

Generation-related Issues

     Regarding the generation-related issues referred to in the preceding paragraph, Entergy Gulf States has not yet reached agreement with the LPSC staff on certain matters related to the separation of the Texas generating assets. Entergy Gulf States has proposed that Texas generating assets be a jurisdictional portion (approximately 45 - 50%) of each generating plant and that Entergy Gulf States-Louisiana continue to operate the plants. Entergy Gulf States has also suggested that certain generating assets be allocated by specific plant such that the Texas generating assets have approximately the Texas jurisdictional portion of the capacity and value of all of Entergy Gulf States' generating assets.

     Until the Texas generating assets are transferred to the Texas generation company, which, as currently proposed, will occur by the end of 2004, Entergy Gulf States-Louisiana expects to sell most of the capacity and energy from these assets to the Texas generation company under a power sale agreement. The power sale agreement is expected to require the Texas generation company to pay all costs, including a reasonable return on equity, for the capacity and energy of the Texas generating assets. The Texas generation company is expected to sell most of this capacity and energy to Entergy's affiliated Texas retail electric providers at a negotiated rate and sell any remainder to the market. Entergy's affiliated Texas retail electric providers will use the capacity and energy to provide retail electric service to retail customers in Texas, including its "price-to-beat" obligation, which requires it to sell electricity to residential and small commercial customers in the service territory of the Texas distribution company at a rate equal to the existing base rates plus a fuel component.

     Up to 20% of capacity and energy from the Texas generating assets must be sold to third parties under PUCT rules, or to Entergy's domestic utility companies that elect to purchase it, as described below:

     o Under the Texas restructuring legislation and a recent stipulation, Entergy Gulf States will sell at auction entitlements to approximately 425 megawatts of its installed generation capacity in Texas currently scheduled to begin in September 2001. In its August 3, 2001 petition discussed below, however, the PUCT staff has requested that the PUCT suspend Entergy Gulf States' capacity auctions pending consideration of the petition. The obligation to auction capacity entitlements continues for up to 60 months after retail open access occurs, or until 40% of current customers have chosen an alternative supplier, whichever comes first.
     o Under the settlement of System Agreement proceedings, which are described in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS", Entergy's domestic utility companies have the option to purchase up to 5% of the megawatt capacity of the Texas generating assets. Each company has until November 2001 to elect to purchase its pro rata share of this capacity. If the capacity purchase is elected, it will be for the period January 2002 through June 2008.

     Beginning January 2002, the market power measures in the Texas restructuring law will prohibit the Texas generation company and its affiliates from owning and controlling more than 20% of the installed generation capacity located in, or capable of delivering electricity to, a power region. The implications of this limit are uncertain. It is possible that the Texas generation company or its affiliates could be required to auction additional capacity entitlements, divest some of the Texas generating assets, or seek other means of mitigation if found to have ownership in excess of this limit.

Other PUCT Proceedings

     In March 2001, Entergy Gulf States filed with the PUCT a non-unanimous settlement agreement in its unbundled cost of service proceeding that establishes the Texas distribution company's revenue requirement. The settlement agreement is among Entergy Gulf States, the PUCT staff, and other parties. Pursuant to a generic rule prescribed by the PUCT, the Texas distribution company's allowed return on equity will be 11.25%. The capital structure prescribed by the PUCT is 60% debt and 40% equity. A rider to recover nuclear decommissioning costs will be implemented. Also in the settlement agreement, the parties agree that Entergy Gulf States' Texas jurisdictional stranded costs and benefits are $0, and no charge to recover stranded costs or credit to refund excess mitigation will be implemented. Nevertheless, if new legislation passes in Texas that requires or expressly authorizes the PUCT to require Entergy Gulf States to pass-through or share stranded benefits with its customers, that legislation will control this issue. Entergy Gulf States agreed in the settlement to refund any excess earnings resulting from the restructuring law's annual report process for 2000 and 2001. After a hearing in April 2001, the PUCT voted to approve a rate order consistent with the terms of the settlement. A written interim order was signed in May 2001 and a final order is expected in the fall of 2001.

     In June 2001, Entergy filed an application with the PUCT seeking certification of the Southwest Power Pool (SPP) as a power region under the Texas restructuring law. The proceeding has been abated, however, due to FERC's recent order on the establishment of regional transmission organizations (RTOs), discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS". If Entergy Gulf States' power region in Texas is not certified by the PUCT before retail open access is introduced on January 1, 2002, Entergy's affiliated Texas retail electric provider could be required to maintain rates at the price-to-beat levels for residential and small commercial customers in Entergy Gulf States' service territory beyond January 1, 2007. Entergy's affiliated Texas retail electric provider could also be required to offer rates to industrial and large commercial customers in Entergy Gulf States' service territory that are no higher than the rates that, on a bundled basis, were in effect on January 1, 1999, subject to fuel factor adjustments. Entergy's affiliated Texas retail electric provider might also face requests for restrictions in its ability to compete for retail customers in parts of its power region in Texas outside of its current service area. Neither the timing nor the outcome of the power region certification proceeding can be predicted at this time.

     In July 2001, Entergy Gulf States filed an application for approval of the fuel factor portion of Entergy's affiliated Texas retail electric provider's price-to-beat rates. The non-fuel component of the price-to-beat rate is based on Entergy Gulf States' current base rates. The fuel factor component established in this proceeding will be subject to a gas price update in October 2001. Entergy Gulf States has recommended that the PUCT approve its current average fuel factor, which currently is higher than the average fuel factor included in the filing, in order to maintain an adequate competitive margin. The request is currently pending before the PUCT and an order is expected by December 2001.

     The PUCT has designated an Entergy-affiliated Texas retail electric provider to serve as the provider of last resort (POLR) for residential and small non-residential customers in the service territory of Southwestern Electric Power Company (SWEPCO), and for industrial and large commercial customers in Entergy Gulf States' Texas service territory. The contract with the PUCT containing the rates at which the designated retail electric provider will provide service to these customer classes has been signed. A proceeding has been initiated to designate SWEPCO's affiliated retail electric provider as the POLR for the residential and small non-residential
customers  in  Entergy Gulf States' Texas service territory.   If  SWEPCO's
affiliate is not designated as the POLR for Entergy Gulf States' Texas service territory, it is possible that the PUCT could designate the Entergy-affiliated Texas retail electric provider to serve as the POLR for those customers at the price-to-beat rate. Neither the timing nor the outcome of these proceedings can be predicted at this time.

     The Texas legislation requires Entergy Gulf States to conduct a customer choice "Pilot Project" for retail customers. The full implementation originally scheduled for June 1, 2001 was delayed until July 31, 2001. The PUCT is scheduled to evaluate the results of the Pilot Project beginning in November 2001. If the PUCT determines, based upon the results of the evaluation, that the Entergy Gulf States' power region is unable to offer fair competition and reliable service to all retail customer classes on January 1, 2002, the PUCT is required to delay customer choice for the power region. The PUCT can also choose to continue the Pilot Project. If retail open access is delayed, the PUCT has the option to thereafter establish new rates for all electric utilities in the power region under cost-of-service ratemaking.

     On August 3, 2001, the PUCT staff filed a petition requesting that the PUCT determine whether the market is ready for retail competition in the portion of Texas within the Southeastern Electric Reliability Council
(SERC),  which  includes Entergy Gulf States' service  territory.   In  its
petition, the PUCT staff states that the retail electric power pilot programs in SERC have not been successful to date in creating competition. The petition also states that, in light of information received by the
PUCT staff indicating a lack of interest in SERC by the retail electric provider community at this time and the uncertainty surrounding the status of an RTO in SERC, it is unlikely that the competitive situation in SERC will improve to any significant degree before the current date for full
customer choice to begin  in SERC.   The  PUCT  staff  also requests an
expedited procedural schedule. Entergy Gulf States' initial response to the PUCT staff's petition is due by August 13, 2001. Certain cities served by Entergy Gulf States also filed a petition asking the PUCT to delay
competition for Entergy Gulf  States.     Entergy Gulf States is  unable
to predict whether PUCT action on this petition will result in delays or modifications of the implementation of competition or the Entergy Gulf States business separation plan.

Other Regulatory Proceedings and Uncertainties

     In addition to the PUCT and LPSC proceedings relating to the business separation plan described above, certain aspects of the business separation plan will also have to be approved by the SEC under PUHCA. Entergy Gulf States filed an application for SEC approval in August 2001. In addition, as discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS", FERC has approved a settlement providing for certain amendments to the System Agreement required by the Texas restructuring. Certain aspects of the Texas restructuring will require additional FERC approvals. Entergy Gulf States will also have to obtain the approval of the NRC to transfer ownership of any interest in River Bend.

     The regulatory proceedings described above have affected, and are likely to continue to affect, the final form and timing of implementation of the business separation plan. It is possible that these approvals or related regulatory orders

     o may not be received in time to implement the plan on January 1, 2002;
     o may be obtained with requirements or conditions that differ from the business separation plan described above or that conflict with each other; or
     o may be obtained with conditions that are unacceptable to Entergy or that do not permit timely implementation.

Entergy Gulf States' business separation plan has already been amended during the course of the PUCT and LPSC proceedings described above and is subject to further change as a result of the regulatory approval process or otherwise. As a result, no assurance can be given that the business separation plan will be implemented as described above or that it will not change significantly before implementation.

Louisiana

(Entergy Corporation and Entergy Louisiana)

      As discussed in Note 2 to the financial statements in the Form 10-K, the LPSC directed the LPSC staff, outside consultants, and counsel to work together to analyze and resolve issues related to competition and to recommend a plan for consideration by the LPSC. In July 2001, the LPSC staff submitted a final response to the LPSC. In its report the LPSC staff concludes that retail competition is not in the public interest at this time for any customer class. Nevertheless, the LPSC staff recommends that retail open access be made available for certain large industrial customers as early as January 2003. An eligible customer choosing to go to competition would be required to provide its utility with a minimum of six months notice prior to the date of retail open access. The LPSC staff report also recommends that all customers who do not currently co- or self-generate, or have co- or self-generation under construction as of a date to be specified by the LPSC, remain liable for their share of stranded costs. This proposal is currently pending consideration by the LPSC.

Retail Rate Proceedings

       Previous  developments  and  information  related  to  retail   rate
proceedings are presented in Note 2 to the financial statements in the Form
10-K.

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

     In March 2001, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC in accordance with the energy cost rate formula, including a new energy allocation factor. The filing reflected that an increase was warranted due to the increase in fuel and purchased power costs in 2000 and the accumulated under-recovery of 2000 energy costs. The increased energy cost rate is effective April 2001 through March 2002.

     As discussed in Note 2 to the financial statements in the Form 10-K, Entergy Arkansas is operating under the terms of a settlement agreement approved by the APSC that allows the collection of excess earnings in a transition cost account. In June 2001, upon recommendation from the APSC, Entergy Arkansas recorded an adjustment for 2000 excess earnings in the transition cost account of $10.9 million ($6.7 million after tax). Interest of $3.0 million ($1.8 million after tax) was also recorded in the transition cost account for the first six months of 2001.

December 2000 Ice Storms

     In mid- and late December 2000, two separate ice storms left 226,000 and 212,500 Entergy Arkansas customers, respectively, without electric power in its service area. The storms were the most severe natural disasters ever to affect Entergy Arkansas, causing damage to transmission and distribution lines, equipment, poles, and facilities. In April 2001, Entergy Arkansas filed with the APSC a proposal to recover, over approximately a five and one-half year period, costs plus carrying charges associated with power restoration caused by the December 2000 ice storms. In an order issued in June 2001, the APSC decided that it would not give final approval to Entergy's proposed storm cost recovery rider outside of a fully developed cost-of-service study in a general rate proceeding. The APSC action resulted in the deferral in 2001 of previously expensed storm damage costs as reflected in Entergy Arkansas' financial statements. In a subsequent decision, the APSC ordered Entergy Arkansas to commence such a proceeding by January 2002.

     In the subsequent order, the APSC also established a procedural schedule to consider putting an interim rider in place to recover the ice storm costs, subject to refund. The schedule calls for a January 2002 hearing date and the issuance of a decision by February 2002. In accord with the schedule, Entergy Arkansas filed its final storm damage cost determination, which reflects costs of approximately $195 million. The filing asks for recovery of approximately $170 million through the rider over approximately a six and one-half year period. The remainder of the costs is primarily capital expenditures that will be included in rate base in future general rate proceedings. No assurance can be given as to the timing or outcome of these proceedings before the APSC.

Filings with the PUCT and Texas Cities

Recovery of River Bend Costs  (Entergy Corporation and Entergy Gulf States)

     In March 1998, the PUCT disallowed recovery of $1.4 billion of company-wide abeyed River Bend plant costs, which have been held in abeyance since
1988.   Entergy Gulf States appealed the PUCT's decision on this matter  to the Travis County District Court in Texas. Subsequent to the June 1999 settlement agreement discussed in Note 2 to the financial statements in the Form 10-K, Entergy Gulf States removed the reserve for River Bend plant costs held in abeyance and reduced the net book value of the plant asset. The June 1999 settlement agreement limits potential recovery of the remaining plant asset, less depreciation, to $115 million as of January 1,
2002.   In  the unbundled cost of service settlement discussed  above,  and consistent with the June 1999 settlement, Entergy Gulf States agrees not to prosecute its appeal until January 1, 2002. Entergy Gulf States also agrees that it will not seek recovery of the abeyed plant costs through any additional charge to Texas ratepayers. The financial statement impact of the settlement agreement on the abeyed plant costs will ultimately depend on several factors, including the probable discontinuance of SFAS 71 accounting treatment to the Texas generation business, the determination of the market value of generation assets, and the possible enactment of legislation in Texas requiring the pass-through or sharing of any stranded benefits with Texas ratepayers. No assurance can be given that additional reserves or write-offs will not be required in the future.

PUCT Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

     As determined in the June 1999 settlement agreement discussed in Note 2 to the financial statements in the Form 10-K, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments occur semi-annually and will continue until December 2001 unless the PUCT orders otherwise. In July 2001, Entergy Gulf States filed with the PUCT a petition to abolish the fuel factor methodology and to permit instead Entergy Gulf States' existing fixed fuel factor to remain in effect until the fuel factor component of its price-to-beat rate takes effect. Entergy Gulf States cannot predict whether the PUCT will grant the petition. The amounts collected under Entergy Gulf States' fixed fuel factor through the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT.

      In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1, 1999 to August 31, 2000. Entergy Gulf States is reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested the collection of $28 million, plus interest, of under-recovered fuel and purchased power costs. A procedural schedule has been established calling for a hearing in August 2001. The PUCT has deferred additional fuel surcharges for several utilities including Entergy Gulf States until the final fuel reconciliation that is scheduled to be filed in March 2003. Therefore, no assurance can be given as to the collection of the surcharge prior to that time.

     In March 2001, Entergy Gulf States filed an application with the PUCT requesting an interim surcharge to collect $82 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through January 2001. In May 2001, the PUCT denied Entergy Gulf
States' request to implement the interim fuel surcharge and ordered that the uncollected fuel surcharge be carried over subject to the final fuel reconciliation that is scheduled to be filed in March 2003.

Filings with the LPSC

Annual Earnings Reviews  (Entergy Corporation and Entergy Gulf States)

      In June 2001, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff to refund $25.9 million, including interest, resolving issues in Entergy Gulf States' third, sixth, and seventh post-merger earnings reviews filed with the LPSC in May 1996, 1999, and 2000, respectively. The refund is being made over a three month period beginning July 2001. The settlement resolved the prospective return on common equity issue on remand from the Louisiana Supreme Court in the third earnings review. Refund issues from the sixth and seventh earnings reviews were also resolved; however, certain prospective issues remain in dispute. The LPSC approved an 11.1% return on common equity through June 2003, which Entergy Gulf States was allowed to include in its eighth post-merger earnings analysis discussed below.

     In May 2001, Entergy Gulf States filed its eighth required post-merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC, which may result in a change in rates. A procedural schedule has not yet been established.

Formula Rate Plan Filings  (Entergy Corporation and Entergy Louisiana)

     In May 2000, Entergy Louisiana submitted its fifth annual performance-based formula rate plan filing. The filing used a 1999 test year. As a result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. Entergy Louisiana has reached a proposed settlement with the LPSC staff in which Entergy Louisiana has agreed to increase to $28.2 million the total base rate reduction, effective August
2000.    The settlement  resolves  all  issues  in the  proceeding  except for Entergy Louisiana's claim for an increase in its allowed return on common equity from 10.5% to 11.6%. A procedural schedule has not yet been established by the LPSC for its consideration of the proposed settlement and the return on common equity issue.

       In   April  2001,  Entergy  Louisiana  submitted  its  sixth  annual performance-based  formula rate plan filing, which used a 2000  test  year.
The filing   indicated  that  an  immaterial  base  rate  reduction  might
be appropriate.   This  filing  will be subject to  review  by  the  LPSC.
A procedural schedule has not yet been established by the LPSC.

Fuel   Adjustment  Clause  Litigation   (Entergy  Corporation  and  Entergy
Louisiana)

      In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs seek treble damages for alleged injuries arising from alleged violations by the defendants of Louisiana's antitrust laws in connection with the costs included in fuel filings with the LPSC and passed through to ratepayers. Plaintiffs also requested that the LPSC initiate a review of Entergy Louisiana's monthly fuel adjustment charge filings and force restitution to ratepayers of all costs that the plaintiffs allege were improperly included in those fuel adjustment filings. A few parties intervened in the LPSC proceeding. In direct testimony, plaintiffs purport to quantify many of their claims for the period 1989 through 1998 in an amount totaling $544 million, plus interest.

     Entergy Louisiana has agreed to settle both of these proceedings. The LPSC approved the settlement agreement following a fairness hearing before an ALJ in November 2000. The state court certified the plaintiff class and approved the settlement after a fairness hearing in April 2001. Under the terms of the settlement agreement, Entergy Louisiana agreed to refund to customers approximately $72 million to resolve all claims arising out of or relating to Entergy Louisiana's fuel adjustment clause filings from January 1, 1975 through December 31, 1999, except with respect to purchased power and associated costs included in the fuel adjustment clause filings for the period May 1 through September 30, 1999. Entergy Louisiana previously recorded reserves for the refund, which Entergy Louisiana began making over a three month period beginning in July of 2001 through the fuel adjustment clause.

      Also under the terms of the settlement, Entergy Louisiana consents to future fuel cost recovery under a long-term gas contract based on a formula that would likely result in an under-recovery of actual costs for the remainder of the contract's term, which runs through 2013. The future under-recovery cannot be precisely estimated at this time because it will depend upon factors that are not certain, such as the price of gas and the amount of gas purchased under the long-term contract. In recent years, Entergy Louisiana has made purchases under that contract totaling from $91 million to $121 million annually. Had the proposed settlement terms been applicable to such purchases, the under-recoveries would have ranged from $4 million to $9 million per year.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

     In March 2001, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 2000 test year. The submittal indicated that a $6.7 million rate increase adjustment was appropriate under the formula rate plan. In April 2001, the MPSC Staff and Entergy Mississippi entered into a stipulation that provides for an increase of $5.6 million, which was approved by the MPSC and was effective May 2001.

Filings with the Council (Entergy Corporation and Entergy New Orleans)

Rate Proceedings

      In June 2001, Entergy New Orleans filed with the Council for changes in gas and electric rates based on a test year ending December 31, 2000. The filing indicated that an increase in both gas and electric rates might be appropriate. Proceedings on Entergy New Orleans' filing have been deferred until June 2002.

Fuel Adjustment Clause Litigation

     In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Exceptions to the plaintiffs' allegations were filed by Entergy, asserting, among other things, that jurisdiction over these issues rests with the Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. Testimony was filed on behalf of the plaintiffs in this proceeding in April 2000 and has been supplemented. The testimony, as supplemented, asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $98 million over a period of years. In June 2001, the Council's Advisors filed testimony on these issues in which they allege that Entergy New Orleans ratepayers may have been overcharged by more than $32 million, the vast majority of which is reflected in the plaintiffs' claim. However, it is not clear precisely what periods and damages are being alleged in the proceeding. Entergy intends to defend this matter vigorously, both in court and before the Council. Hearings are to be held in November 2001. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

Natural Gas Purchases

      In a resolution adopted August 2, 2001, the Council ordered Entergy New Orleans to account for $30.1 million of certain natural gas costs charged to its gas distribution customers from July 1997 through May 2001. The resolution suggests that refunds may be due to the gas distribution customers if Entergy New Orleans cannot account satisfactorily for these costs. Entergy New Orleans' response to the Council is due within 45 days of the adoption of the resolution. The ultimate outcome of the proceeding cannot be predicted at this time.

Proposed  System  Energy  Rate  Increase   (Entergy  Corporation,   Entergy
Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      As discussed in Note 2 to the financial statements in the Form 10-K, System Energy applied to FERC in May 1995 for a $65.5 million rate increase. The request sought changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. In December 1995, System Energy implemented the rate increase, subject to refund, for which a portion has been reserved.

      After a hearing, FERC issued an order in July 2000 in the proceeding. FERC affirmed the ALJ's adoption of a 10.8% return on equity, but modified the return to reflect changes in capital market conditions since the ALJ's decision. FERC adjusted the rate of return to 10.58% for the period December 1995 to the date of FERC's decision, and prospectively adjusted the rate of return to 10.94% from the date of FERC's decision. FERC's decision also changed other aspects of System Energy's proposed rate schedule, including the depreciation rate and decommissioning costs and their methodology.

      In July 2001, FERC denied requests for rehearing, including System Energy's request. Management is currently evaluating its possible responses to this denial. System Energy has provided reserves for a potential refund to the rate level of the initial ALJ decision, including interest. Management has analyzed the financial effect of FERC's July 2000 order, and concluded that a refund to the FERC decision rate level is not expected to have a material adverse effect on Entergy's, System Energy's, or the domestic utility companies' results of operations.

Grand Gulf Accelerated Recovery Tariff  (Entergy Arkansas)

      In April 1998, FERC approved the GGART that Entergy Arkansas filed as part of the settlement agreement that the APSC approved in December 1997. The GGART was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf purchased power obligation in advance of the implementation of retail access in Arkansas. The GGART provides for the acceleration of $165.3 million of its obligation over the period January 1, 1999 through June 30, 2004. In April 2001, FERC approved Entergy Arkansas' filing that requested cessation of the GGART effective July 1, 2001. Entergy Arkansas made the filing pursuant to the terms of a December 2000 settlement agreement with the APSC, which is discussed in Note 2 to the financial statements in the Form 10-K.


NOTE 3.  COMMON STOCK  (Entergy Corporation)

      During the six months ended June 30, 2001, Entergy Corporation repurchased 203,500 shares of common stock in the open market for an aggregate purchase price of approximately $7.9 million.

     During the six months ended June 30, 2001, Entergy Corporation issued 2,197,177 shares of its previously repurchased common stock to satisfy stock options exercised and employee stock purchases. In addition, Entergy Corporation received proceeds of approximately $2.1 million from the issuance of 79,473 shares of common stock to satisfy stock options exercised.


NOTE 4.  LONG-TERM DEBT

(Entergy Arkansas)

     On July 17, 2001, Entergy Arkansas issued $100 million of 6.125% Series First Mortgage Bonds due July 1, 2005. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness associated with ice storm expenses.

(Entergy Gulf States)

      On August 1, 2001, Entergy Gulf States retired, at maturity, $122.8 million of 6.41% Series First Mortgage Bonds with internally generated
funds,   primarily  from  the  Entergy  inter-company  money  pool  funding arrangement.

(Entergy Louisiana)

      On April 1, 2001, Entergy Louisiana retired, at maturity, $18.7 million of 7.875% Series First Mortgage Bonds with internally generated funds.

(Entergy Mississippi)

      On January 31, 2001, Entergy Mississippi issued $70 million of 6.25% Series First Mortgage Bonds due February 1, 2003. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness incurred from money pool borrowings for capital expenditures and working capital needs.

(Entergy New Orleans)

     On February 23, 2001, Entergy New Orleans issued $30 million of 6.65% Series First Mortgage Bonds due March 1, 2004. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness incurred from money pool borrowings for capital expenditures and working capital needs.

(System Energy)

     On August 1, 2001, System Energy retired, at maturity, $135 million of 7.71% Series First Mortgage Bonds with internally generated funds.


NOTE 5.  RETAINED EARNINGS  (Entergy Corporation)

      On July 27, 2001, Entergy Corporation's Board of Directors declared a common stock dividend of $0.315 per share, payable on September 1, 2001, to holders of record on August 14, 2001.


NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      Entergy's reportable segments as of June 30, 2001, are domestic utility and System Energy, Entergy-Koch, Entergy Wholesale Operations
(EWO), and domestic non-utility nuclear. Prior to the first quarter of 2001, Entergy also reported its power marketing and trading segment that engaged in the marketing of wholesale electricity, gas, other generating fuels, electric capacity, and financial instruments. On January 31, 2001, Entergy contributed substantially all of the power marketing and trading business to Entergy-Koch, and now reports results from the joint venture as equity in earnings of unconsolidated equity affiliates in the financial statements. See Note 9 to the financial statements for further discussion of the investment in Entergy-Koch, L.P. EWO, which includes Entergy's global power development business, and domestic non-utility nuclear were formerly reported in "all other," but are now reportable segments. "All Other" now includes the parent company, Entergy Corporation, and other business activity. Other business activity in the All Other column is principally gains or losses on the sales of businesses and the earnings on the proceeds of those sales.

     Entergy's  segment  financial information for the three  months  ended
June 30, 2001 and 2000 is as follows (in thousands):

                        Domestic    Entergy-    EWO*     Domestic   All Other* Eliminations  Consolidated
                        Utility       Koch/              Non-Utility
                       and System     Power               Nuclear *
                         Energy     Marketing
                                       and
                                    Trading*
2001
Operating Revenues     $2,022,354        $625 $315,407     $150,041     $8,092     ($1,243)    $2,495,276
Equity in Earnings
  (Loss) of Unconsol.
  Equity Affiliates             -      71,478     (698)           -          -            -        70,780
Income Taxes              115,228      26,664      308       21,403      2,239            -       165,842
Net Income (Loss)         175,155      43,463  (13,284)      33,101      7,148            -       245,583

2000
Operating Revenues     $1,697,577    $347,257  $34,901      $62,119     $8,514     ($12,580)   $2,137,788
Income Taxes              120,306       3,055   11,646        8,480      6,376            -       149,863
Net Income                186,946       5,390   27,177       12,073     14,187            -       245,773


     Entergy's segment financial information for the six months ended  June
30, 2001 and 2000 is as follows (in thousands):


                        Domestic   Entergy-      EWO*     Domestic  All Other* Eliminations  Consolidated
                        Utility      Koch/                  Non-
                       and System    Power                Utility
                         Energy    Marketing             Nuclear *
                                      and
                                   Trading*
2001
Operating Revenues     $4,006,062        $625  $793,352    $329,416    $20,482      ($2,235)   $5,147,702
Equity in Earnings
  (Loss) of Unconsol.
  Equity Affiliates             -      97,146    (1,603)          -          -            -        95,543
Income Taxes (Benefit)    200,733      36,838    (2,269)     42,089     (3,119)           -       274,272
Net Income (Loss)         295,593      60,028   (11,504)     64,484     (2,147)           -       406,454
Total Assets           20,706,094     620,192 1,984,206   2,093,291    958,379     (995,320)   25,366,842

2000
Operating Revenues     $3,098,921    $675,042   $62,532    $122,949    $14,276     ($24,440)   $3,949,280
Income Taxes              191,497       8,929     8,217      17,044      7,001            -       232,688
Net Income                274,284      16,926    24,946      23,531     14,496            -       354,183
Total Assets           20,228,032     724,066 1,758,639     604,973  1,542,609     (534,043)   24,324,276


Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily inter-segment activity.


NOTE 7.  ENTERGY-FPL GROUP MERGER  (Entergy Corporation)

     On July 30, 2000, Entergy Corporation and FPL Group, Inc. entered into a Merger Agreement providing for a business combination that would have resulted in the creation of a new company. On April 1, 2001, Entergy Corporation and FPL Group, Inc. terminated the Merger Agreement by mutual decision. Both companies agreed that no termination fee is payable under the terms of the Merger Agreement, unless within nine months of the termination one party agrees to a substantially similar transaction with another party. Each company will bear its own merger-related expenses. Entergy has filed for withdrawal of its merger-related filings submitted to the FERC, the SEC, and state and local regulatory agencies.


NOTE   8.    DERIVATIVE   INSTRUMENTS  AND  HEDGING  ACTIVITIES    (Entergy
Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was implemented effective
January 1, 2001. This statement requires that all derivatives be recognized in the balance sheet, either as assets or liabilities, at fair value. The changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which Entergy is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

      Entergy utilizes derivative financial instruments primarily for the following purposes:

     o to ensure adequate power supplies and to mitigate certain risks in the domestic utility business; and
     o to hedge cash flows for certain risks in its competitive businesses, including certain interest rate, currency, and commodity price risks.

The implementation of SFAS 133 did not materially impact the power marketing and trading business, as its derivative portfolio was already marked-to-market under the provisions of EITF 98-10, "Measuring the Value of Energy-Related Contracts". Effective January 1, 2001, Entergy recorded a net-of-tax cumulative-effect-type adjustment of approximately $18.0 million reducing accumulated other comprehensive income to recognize at fair value all derivative instruments that are designated as cash-flow hedging instruments, primarily interest rate swaps and foreign currency forward contracts related to Entergy's competitive businesses.

      FASB is considering certain interpretations of SFAS 133 that could affect the power industry. Entergy's interpretation of these issues in its initial implementation of SFAS 133 is based on management's application of existing accounting literature. To the extent that FASB ultimately interprets these issues differently than Entergy, Entergy's financial statements could be materially affected in future periods, although the amount of the possible effect cannot be quantified at this time.


NOTE 9.  INVESTMENT IN ENTERGY-KOCH, L.P.  (Entergy Corporation)

     On January 31, 2001, subsidiaries of Entergy and Koch Industries, Inc. formed Entergy-Koch, L.P., a limited partnership equally owned by Entergy and Koch Industries, Inc. An eight-member board of directors, equally appointed by Entergy and Koch Industries, Inc., governs Entergy-Koch, L.P. As part of the joint venture agreement, Entergy contributed substantially all of its power marketing and trading business in the United States and the United Kingdom and made other contributions, including equity and loans, totaling $414 million. Koch contributed to the venture its 9,000-mile Koch Gateway Pipeline (which has been renamed the Gulf South Pipeline), gas storage facilities, including the Bistineau storage facility near Shreveport, Louisiana, and Koch Energy Trading, which marketed and traded electricity, gas, weather derivatives, and other energy-related commodities and services. Entergy's investment in Entergy-Koch, L.P. is accounted for under the equity method of accounting. Certain terms of the partnership arrangement allocate income from various sources, and the taxes on that income, on a disproportionate basis. These disproportionate allocations have been favorable to Entergy in the aggregate in 2001.
                    __________________________________

      In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                        PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     See "PART I, Item 1, Other Regulation and Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Set forth below are updates to the information contained in the Form 10-K.

Ratepayer  Lawsuits   (Entergy Corporation, Entergy  Gulf  States,  Entergy
Louisiana, and Entergy New Orleans)

      See  "Ratepayer Lawsuits, Entergy Louisiana Fuel Clause  Lawsuit"  in
Item 1 of Part I of the Form 10-K for a discussion of the complaints filed by ratepayers with the LPSC and in Louisiana state court in Orleans Parish. See "Filings with the LPSC, Fuel Adjustment Clause Litigation" and "Filings with the Council, Fuel Adjustment Clause Litigation" in Note 2 to the financial statements herein for developments that have occurred since the filing of the Form 10-K.

     See "Ratepayer Lawsuits, Vidalia Project Sub-Docket" in Item 1 of Part I of the Form 10-K and in Item 1 of Part II of the 2001 first quarter Form 10-Q for a discussion of the sub-docket established in the Entergy Louisiana Fuel Clause Lawsuit at the LPSC.

Franchise Service Area Litigation  (Entergy Gulf States)

     See "Franchise Service Area Litigation" in Item 1 of Part I of the Form 10-K for a discussion of the litigation with Beaumont Power & Light (BP&L). In May 2000, the PUCT voted to remand the proceeding back to the ALJ to allow BP&L to provide further evidence. A hearing on the merits of the case has been scheduled for October 2001.

Hindusthan Development Corporation, Ltd.  (Entergy Corporation)

     See "Hindusthan Development Corporation, Ltd." in Item 1 of Part I of the Form 10-K for a discussion of the arbitration proceeding in India against Entergy Power Asia Ltd. (EPAL), a wholly-owned subsidiary of Entergy Corporation. In the second quarter of 2001, EPAL and HDC settled the arbitration for an immaterial amount, and the claim has been dismissed.


Item 4.  Submission of Matters to a Vote of Security Holders

Election of Board of Directors

                            Entergy Corporation

     The annual meeting of stockholders of Entergy Corporation was held on May 11, 2001. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.   Election of Directors:

                                                                   Broker
Name of Nominee      Votes For    Abstentions    Votes Withheld  Non-Votes

Maureen S. Bateman  176,556,569      N/A           12,652,626       N/A
W. Frank Blount     176,655,654      N/A           12,553,541       N/A
George W. Davis     176,606,967      N/A           12,602,228       N/A
Norman C. Francis   176,572,938      N/A           12,636,257       N/A
J. Wayne Leonard    176,664,856      N/A           12,544,339       N/A
Robert v.d. Luft    176,622,393      N/A           12,586,802       N/A
Kathleen A. Murphy  176,634,842      N/A           12,574,353       N/A

                                                                   Broker
Name of Nominee         Votes For    Abstentions  Votes Withheld  Non-Votes

Paul W. Murrill        176,592,924       N/A        12,616,271     N/A
James R. Nichols       176,669,396       N/A        12,539,799     N/A
William A. Percy, II   176,597,119       N/A        12,612,076     N/A
D. H. Reilley          176,601,257       N/A        12,607,938     N/A
Wm. Clifford Smith     176,662,576       N/A        12,546,619     N/A
Bismark A. Steinhagan  176,635,906       N/A        12,573,289     N/A

(Entergy Arkansas)

      A consent in lieu of the annual meeting of common stockholders was executed on June 27, 2001. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Donald C. Hintz, Jerry D. Jackson, and
C. John Wilder.

(Entergy Gulf States)

      A consent in lieu of the annual meeting of common stockholders was executed on June 27, 2001. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: E. Renae Conley, Joseph F. Domino, Donald C. Hintz, Jerry D. Jackson, and C. John Wilder.

(Entergy Louisiana)

      A consent in lieu of the annual meeting of common stockholders was executed on June 27, 2001. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Donald C. Hintz, Jerry D. Jackson, and
C. John Wilder.

(Entergy Mississippi)

      A consent in lieu of the annual meeting of common stockholders was executed on June 27, 2001. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Donald C. Hintz, Jerry D. Jackson, and C. John Wilder.

(Entergy New Orleans)

      A consent in lieu of the annual meeting of common stockholders was executed on June 27, 2001. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Donald C. Hintz, Jerry D. Jackson, and C. John Wilder.

(System Energy)

      A consent in lieu of the annual meeting of common stockholders was executed on July 31, 2001. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Jerry W. Yelverton, Donald C. Hintz, and C. John Wilder.


Item 5.  Other Information

Environmental Regulation  (Entergy Gulf States, Entergy Louisiana)

      The State of Louisiana is considering future emission control strategies to address continued ozone non-attainment status of areas in and around Baton Rouge, Louisiana. In May 2001 the Louisiana Department of Environmental Quality issued an advance notice of rulemaking for control of NOx as part of a developing plan to bring this area into attainment with the air quality standards for ozone by May 2005. The notice contains certain provisions that would lead to installation of new NOx control equipment at Entergy Gulf States and Entergy Louisiana generating units. Preliminary analyses indicate compliance costs are likely to be approximately $120 million but could be as much as approximately $300 million overall. Entergy Gulf States and Entergy Louisiana at this time are expected to incur roughly similar shares of these additional costs. Most of the related expenditures would take place in 2003 and 2004. The final rule is expected to be in place by December 2001. Cost estimates will be refined as engineering studies progress before and after promulgation of the final rule and approval of the state implementation plan by EPA. Entergy Gulf States and Entergy Louisiana will be required to obtain revised operating permits and meet new, lower emission limits for NOx. Entergy expects to file before October 2002 revised permit applications containing its detailed compliance strategy.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:


                          Ratios of Earnings to Fixed Charges
                                  Twelve Months Ended
                                  December 31,            June 30,
                       1996   1997   1998   1999   2000     2001

Entergy Arkansas       2.93    2.54 2.63   2.08    3.01      3.02
Entergy Gulf States    1.47    1.42 1.40   2.18    2.60      2.81
Entergy Louisiana      3.16    2.74 3.18   3.48    3.33      3.04
Entergy Mississippi    3.40    2.98 3.12   2.44    2.33      2.29
Entergy New Orleans    3.51    2.70 2.65   3.00    2.66      1.97
System Energy          2.21    2.31 2.52   1.90    2.41      2.36


                       Ratios of Earnings to Combined Fixed Charges
                                  and Preferred Dividends
                                    Twelve Months Ended
                                    December 31,            June 30,
                         1996   1997   1998   1999   2000     2001

Entergy Arkansas         2.44    2.24 2.28   1.80   2.70       2.71
Entergy Gulf States (a)  1.19    1.23 1.20   1.86   2.39       2.69
Entergy Louisiana        2.64    2.36 2.75   3.09   2.93       2.69
Entergy Mississippi      2.95    2.69 2.80   2.18   2.09       2.08
Entergy New Orleans      3.22    2.44 2.41   2.74   2.43       1.82

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

  4(a) - Third Amended and Restated Credit Agreement, dated as of May 17, 2001, among Entergy, the Banks (Citibank, N.A., ABN AMRO Bank N.V., The Bank of New York, Bayerische Hypo-und Vereinsbank AG (New York Branch), The Industrial Bank of Japan, Ltd., The Fuji Bank, Limited, Bayerische
            Landesbank Girozentrale, The Chase Manhattan Bank, The Royal Bank of Scotland PLC, The Bank of Nova Scotia, Bank One, N.A., Barclays Bank PLC, Mellon Bank, N.A., Royal Bank of Canada, Union Bank of California, N.A., IntesaBCI
            (Los   Angeles  Foreign  Branch),  KBC  Bank  N.V.,   and
            Westdeutsche  Landesbank  Girozentrale),  and   Citibank,
            N.A., as Agent

  99(a) - Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

  99(b) - Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

  99(c) - Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

  99(d) - Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

  99(e) - Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

  99(f) - System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.
___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of Entergy Corporation and its subsidiaries on a consolidated basis.

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2001, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2001.

**   Incorporated herein by reference as indicated.


     (b)   Reports on Form 8-K

     Entergy Corporation, Entergy Arkansas, Entergy Gulf States,
     Entergy   Louisiana,  Entergy  Mississippi,   Entergy   New
     Orleans, and System Energy

           A Current Report on Form 8-K, dated April 2, 2001, was filed with the SEC on April 2, 2001, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation

           A Current Report on Form 8-K, dated April 3, 2001, was filed with the SEC on April 3, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated April 25, 2001, was filed with the SEC on April 25, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".


     Entergy Corporation

           A Current Report on Form 8-K, dated July 3, 2001, was filed with the SEC on July 3, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated July 5, 2001, was filed with the SEC on July 5, 2001, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation

           A Current Report on Form 8-K, dated July 5, 2001, was filed with the SEC on July 5, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy  Arkansas, Entergy Gulf States, Entergy  Louisiana,
     Entergy Mississippi, Entergy New Orleans, and System Energy

           A Current Report on Form 8-K, dated July 6, 2001, was filed with the SEC on July 13, 2001, reporting information under Item 5. "Other Events".

     Entergy Corporation

           A Current Report on Form 8-K, dated July 31, 2001, was filed with the SEC on July 31, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                         ENTERGY CORPORATION
                         ENTERGY ARKANSAS, INC.
                         ENTERGY GULF STATES, INC.
                         ENTERGY LOUISIANA, INC.
                         ENTERGY MISSISSIPPI, INC.
                         ENTERGY NEW ORLEANS, INC.
                         SYSTEM ENERGY RESOURCES, INC.


                                   /s/ Nathan E. Langston
                                      Nathan E. Langston
                         Vice President and Chief Accounting Officer
                              (For each Registrant and for each as
                                 Principal Accounting Officer)


Date:     August 10, 2001