Form 10-Q
period 2001-09-30
SYSTEM ENERGY RESOURCES INC; ENTERGY CORP /DE/; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA INC; ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC
filed 2001-11-09
CIK 202584, 65984, 71508, 66901, 60527, 44570, 7323

__________________________________________________________________________
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2001

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
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000
__________________________________________________________________________

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes     X      No

Common Stock Outstanding                Outstanding at October 31, 2001
Entergy Corporation      ($0.01 par value)            221,039,413

      Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2000, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


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

                   ENTERGY CORPORATION AND SUBSIDIARIES
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                            September 30, 2001
                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
 Significant Factors and Known Trends                       3
Management's Financial Discussion and Analysis -
 Liquidity and Capital Resources                            7
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 13
     Consolidated Statements of Income                     21
     Consolidated Statements of Cash Flows                 22
     Consolidated Balance Sheets                           24
     Consolidated Statements of Retained Earnings,
      Comprehensive Income, and Paid-In Capital            26
     Selected Operating Results                            27
  Entergy Arkansas, Inc.:
     Results of Operations                                 28
     Income Statements                                     32
     Statements of Cash Flows                              33
     Balance Sheets                                        34
     Selected Operating Results                            36
  Entergy Gulf States, Inc.:
     Results of Operations                                 37
     Income Statements                                     40
     Statements of Cash Flows                              41
     Balance Sheets                                        42
     Selected Operating Results                            44
  Entergy Louisiana, Inc.:
     Results of Operations                                 45
     Income Statements                                     48
     Statements of Cash Flows                              49
     Balance Sheets                                        50
     Selected Operating Results                            52
  Entergy Mississippi, Inc.:
     Results of Operations                                 53
     Income Statements                                     56
     Statements of Cash Flows                              57
     Balance Sheets                                        58
     Selected Operating Results                            60
  Entergy New Orleans, Inc.:
     Results of Operations                                 61
     Income (Loss) Statements                              64
     Statements of Cash Flows                              65
     Balance Sheets                                        66
     Selected Operating Results                            68
  System Energy Resources, Inc.:
     Results of Operations                                 69
     Income Statements                                     71
     Statements of Cash Flows                              73
     Balance Sheets                                        74
Notes to Financial Statements for Entergy Corporation
 and Subsidiaries                                          76
Part II:
  Item 1.  Legal Proceedings                               89
  Item 4.  Submission of Matters to a Vote of Security
             Holders                                       89
  Item 5.  Other Information                               89
  Item 6.  Exhibits and Reports on Form 8-K                90
Signature                                                  93

                                DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO 1 and 2              Units  1  and  2  of Arkansas Nuclear  One  Steam
                         Electric Generating Station (nuclear)
APSC                     Arkansas Public Service Commission
Board                    Board of Directors of Entergy Corporation
BPS                      British pounds sterling
Cajun                    Cajun Electric Power Cooperative, Inc.
CitiPower                CitiPower Pty., an electric distribution  company
                         serving   Melbourne,  Australia  and  surrounding
                         suburbs,  which  was  sold by  Entergy  effective
                         December 31, 1998
Council                  Council of the City of New Orleans, Louisiana
DOE                      United States Department of Energy
domestic utility
 companies               Entergy  Arkansas, Entergy Gulf  States,  Entergy
                         Louisiana,  Entergy Mississippi, and Entergy  New
                         Orleans, collectively
EPA                      United States Environmental Protection Agency
EPDC                     Entergy Power Development Corporation
EWO                      Entergy  Wholesale  Operations,  which  primarily
                         consists  of  Entergy's global power  development
                         business
Entergy                  Entergy  Corporation and its various  direct  and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Gulf States      Entergy  Gulf States, Inc., including its  wholly
                         owned  subsidiaries - Varibus Corporation, GSG&T,
                         Inc.,  Prudential Oil & Gas, Inc.,  and  Southern
                         Gulf Railway Company
Entergy-Koch             Entergy-Koch, L.P., a joint venture equally owned
                         by Entergy and Koch Industries, Inc.
Entergy London           Entergy  London Investments plc, formerly Entergy
                         Power   UK   plc  (including  its  wholly   owned
                         subsidiary,  London Electricity plc),  which  was
                         sold by Entergy effective December 4, 1998
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
Entergy Power            Entergy Power, Inc.
FERC                     Federal Energy Regulatory Commission
FitzPatrick              James A. FitzPatrick nuclear power plant, 825  MW
                         facility located near Oswego, New York, purchased
                         in November 2000, from NYPA by Entergy's domestic
                         non-utility nuclear business
Form 10-K                The  combined Annual Report on Form 10-K for  the
                         year  ended December 31, 2000 of Entergy, Entergy
                         Arkansas, Entergy Gulf States, Entergy Louisiana,
                         Entergy  Mississippi, Entergy  New  Orleans,  and
                         System Energy
Grand Gulf 1             Unit  No.  1 of the Grand Gulf Nuclear Generation
                         Plant
GGART                    Grand Gulf Accelerated Recovery Tariff
GWH                      Gigawatt hours, which equals one million kilowatt-
                         hours
Indian Point 2           Indian  Point  2  nuclear  power  plant,  951  MW
                         facility located in Westchester County, New York,
                         purchased  in  September 2001  from  Consolidated
                         Edison  by Entergy's domestic non-utility nuclear
                         business
Indian Point 3           Indian  Point  3  nuclear  power  plant,  980  MW
                         facility located in Westchester County, New York, purchased in November 2000 from NYPA by Entergy's domestic non-utility nuclear business

Abbreviation or Acronym       Term

LDEQ                     Louisiana Department of Environmental Quality
LPSC                     Louisiana Public Service Commission
Merger Agreement         Agreement and Plan of Merger dated July 30,  2000
                         by  and  between FPL Group, Entergy  Corporation,
                         WCB   Holding   Corporation,  Ranger  Acquisition
                         Corporation  and  Ring  Acquisition  Corporation,
                         which was mutually terminated on April 1, 2001
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s), which equals one thousand  kilowatt-
                         hours
Net revenue              Operating revenue net of fuel, fuel-related,  and
                         purchased   power   expenses;  other   regulatory
                         credits; and amortization of rate deferrals
NRC                      Nuclear Regulatory Commission
NYPA                     New York Power Authority
Pilgrim                  Pilgrim  Nuclear Station, 670 MW facility located
                         in  Plymouth,  Massachusetts, purchased  in  July
                         1999 from Boston Edison by Entergy's domestic non-
                         utility nuclear business
PUCT                     Public Utility Commission of Texas
PUHCA                    Public  Utility Holding Company Act of  1935,  as
                         amended
River Bend               River  Bend  Steam  Electric  Generating  Station
                         (nuclear)
SEC                      Securities and Exchange Commission
SFAS                     Statement  of  Financial Accounting Standards  as
                         promulgated by the Financial Accounting Standards
                         Board
System Agreement         Agreement,   effective  January   1,   1983,   as
                         modified,  among  the domestic utility  companies
                         relating  to  the sharing of generating  capacity
                         and other power resources
System Energy            System Energy Resources, Inc.
Unit Power Sales
 Agreement               Agreement, dated as of June 10, 1982, as  amended
                         and  approved  by  FERC, among Entergy  Arkansas,
                         Entergy  Louisiana, Entergy Mississippi,  Entergy
                         New  Orleans, and System Energy, relating to  the
                         sale  of capacity and energy from System Energy's
                         share of Grand Gulf 1
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant
weather-adjusted usage   electric  usage excluding the effects of  weather
                         deviations

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry, as well as market risks and other significant issues affecting Entergy. See "Item 1. Business - BUSINESS OF ENTERGY - Industry Restructuring and Competition" in the Form 10-K for issues concerning the timing and implementation of Entergy's transition to competition, including potential conflicts among Entergy's regulated jurisdictions. Set forth below are updates to the information contained therein.

Domestic Transition to Competition

State Regulatory Activity

Arkansas

     As discussed in Note 2 to the financial statements in the Form 10-K, the target date for retail open access has been delayed until no sooner than October 1, 2003 and no later than October 1, 2005. In September 2001, the APSC staff issued a report recommending the following:

     o the APSC use its statutory authority to delay retail open access until October 1, 2004;
     o the APSC recommend to the Arkansas General Assembly that legislation be enacted to further delay or repeal retail open access, with repeal as the better approach; and
     o further suspension of all rulemaking activity to implement retail open access.

Entergy Arkansas agreed in reply testimony to the APSC's proposed additional delay of retail open access, but opposed repeal of deregulation legislation as premature at this time. A hearing is currently scheduled for November 2001.

Texas

     Since the filing of the Form 10-K, several developments have occurred in the Texas retail open access proceedings and in Texas and Louisiana proceedings for the separation of the utility operations of Entergy Gulf States among new corporate and partnership entities, including delay in the implementation of retail competition until September 15, 2002. See
Note 2 to the financial statements herein for a discussion of these developments.

Louisiana

      In July 2001, the LPSC staff concluded that retail competition is not in the public interest at this time for any customer class. Nevertheless, the LPSC staff has recommended that retail open access be made available for certain large industrial customers as early as January 2003. An eligible customer choosing open access would be required to provide its utility with a minimum of six months notice prior to the date of retail open access. The LPSC staff report also recommended that all customers who do not currently co- or self-generate, or have co- or self-generation under construction as of a date specified by the LPSC, remain liable for their share of stranded costs. During its October 2001 meeting, the LPSC adopted dates by which a total of 800 MW of co- or self-generation could be developed in Louisiana without being affected by stranded costs. During its November 2001 meeting, the LPSC decided not to adopt a plan for retail open access at this time, but to have collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. At this time, no further moves toward retail access in Louisiana appear likely until sometime during or after 2004.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Federal Regulatory Activity

System Agreement Proceedings

     See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the proposed amendments to the System Agreement filed with FERC by the domestic utility companies. The proposed amendments were designed to facilitate the implementation of retail competition in Arkansas and Texas. See Note 2 to the financial statements herein for retail competition developments, including delay in the implementation of retail open access. As discussed in the Form 10-K, the LPSC and the Council also filed a complaint with FERC seeking revisions to the System Agreement.

     In June 2001, in connection with these proceedings, the parties filed an offer of settlement with FERC. The offer of settlement provides for the following amendments to the System Agreement:

     o the Texas retail jurisdictional division of Entergy Gulf States will terminate its participation in the System Agreement, except for the aspects related to transmission equalization, when Texas implements retail open access for Entergy Gulf States;
     o five percent of Entergy Gulf States' megawatt capacity allocated to the Texas retail load by the LPSC will be made available to the domestic utility companies remaining under the System Agreement. Each company has until December 15, 2001 to elect to purchase its pro rata share of this capacity. Entergy Arkansas' pro rata share is 27.3%, Entergy Gulf States
       - Louisiana's pro rata share is 20.2%, Entergy Louisiana's pro rata share is 30.2%, Entergy Mississippi's pro rata share is 15.9%, and Entergy New Orleans' pro rata share is 6.4%. If a company elects to purchase capacity it will be for the period from the inception of retail open access in Texas for Entergy Gulf States through June 30, 2008. If a company elects not to purchase, the other companies are not entitled to purchase that company's share of the capacity; and
     o the service schedule developed to track changes in energy costs resulting from the Entergy-Gulf States Utilities merger is modified to include one final true-up of fuel costs when the Texas retail jurisdictional division of Entergy Gulf States ceases participation in the System Agreement, after which the service schedule will no longer be applicable for any purpose.

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

       In July 2001, FERC issued orders on various proposals for transmission owners in the United States to commit their assets to regional transmission organizations (RTOs). In the orders, FERC indicated that it envisions the establishment of four RTOs in the United States, one in each of the Northeast, Southeast, Midwest, and West. FERC further required utilities within the Northeast and Southeast, including Entergy, to participate in mediation proceedings for the purpose of facilitating the establishment of these two RTOs. In September 2001 an ALJ issued a report on the mediation in the Southeast, and a decision from FERC is pending. The ALJ's recommendation contains a structure that would continue to allow Entergy to pursue the development of an independent transmission company that operates within and under the oversight of a larger RTO.

      Transco proceedings with state and local regulatory commissions have been suspended for the domestic utility companies pending further action in the FERC-mandated mediation proceedings.

      In September 2001, the LPSC ordered Entergy Gulf States and Entergy Louisiana to show cause as to why these companies should not be enjoined from transferring their transmission assets to a Transco or any similar organization, asserting that FERC does not have jurisdiction to mandate a Transco or RTO. In October 2001, Entergy Gulf States and Entergy Louisiana filed a response to the LPSC's show cause directives. A procedural schedule in this proceeding has been established, and hearings are scheduled for November 2001. The ultimate outcome of this proceeding cannot be predicted at this time.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


State and Local Rate Regulation

     The domestic utility companies' retail and wholesale rate matters and other regulatory proceedings are discussed more thoroughly in the Form 10-K and are updated in Note 2 to the financial statements herein.

Filings with the APSC

     In April 2001, Entergy Arkansas filed with the APSC a proposal to recover costs plus carrying charges associated with power restoration caused by the December 2000 ice storms. In an order issued in June 2001, the APSC decided not to give final approval to Entergy Arkansas' proposed storm cost recovery rider outside of a fully developed cost-of-service study in a general rate proceeding. The APSC action resulted in the deferral in 2001 of previously expensed storm damage costs as reflected in Entergy Arkansas' financial statements. In a subsequent decision, the APSC ordered Entergy Arkansas to commence such a proceeding by January 2002.

     In the subsequent order, the APSC also established a procedural schedule to consider putting an interim rider in place to recover the ice storm costs, subject to refund. The schedule calls for a January 2002 hearing date and the issuance of a decision by February 2002. In accord with the schedule, Entergy Arkansas filed its final storm damage cost determination, which reflects costs of approximately $195 million. The filing asks for recovery of approximately $170 million through the rider over approximately a six and one-half year period. The remainder of the costs is primarily capital expenditures that will be included in rate base in the general rate proceeding that is currently scheduled to be filed in January 2002. No assurance can be give as to the timing or outcome of these proceedings before the APSC.

Continued Application of SFAS 71 and Stranded Cost Exposure

      See "Continued Application of SFAS 71 and Stranded Cost Exposure" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the potential effects of discontinuation of SFAS 71 for the generation portion of Entergy's business as well as Entergy's exposure to stranded costs. Resolution of the regulatory proceedings affecting the transition to competition of
Entergy Gulf States' Texas generation business may require the discontinuance of the application of SFAS 71 accounting treatment to that business. Management does not expect a material adverse effect on Entergy's and Entergy Gulf States' results of operations if SFAS 71 accounting treatment for the Texas generation business is discontinued.

     The regulatory proceedings in Texas and Louisiana affecting the Texas transition to competition are discussed in "Domestic Transition to
Competition - State Regulatory and Legislative Activity - Texas" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K and that discussion is updated in Note 2 to the financial statements herein. As discussed in Note 2, several uncertainties still exist in the transition to competition in Texas, including the effects of the settlement agreement that the PUCT approved that delays retail open access until at least September 15, 2002. Therefore, the criteria under EITF 97-4 for discontinuing SFAS 71 treatment have not been met as of September 30, 2001.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

Attacks of September 11, 2001

      Since the attacks on New York and Washington, D.C. on September 11, 2001, security at Entergy's nuclear power plants has been at a heightened alert level. Entergy is working with the NRC and other government agencies on security at the nuclear sites. Based on current security plans, management does not expect a material effect on Entergy's financial statements to result from additional security measures that may be implemented at its nuclear sites. As the NRC, other governmental entities, and the industry continue to consider security issues, it is possible that more extensive security plans requiring higher than expected costs could be required.

Business Combination with FPL Group

      On July 30, 2000, Entergy Corporation and FPL Group, Inc. entered into a Merger Agreement providing for a business combination that would have resulted in the creation of a new company. On April 1, 2001, Entergy Corporation and FPL Group terminated the Merger Agreement by mutual decision. Both companies agreed that no termination fee is payable under the terms of the Merger Agreement, unless within nine months of the termination one party agrees to a substantially similar transaction with another party. Each company will bear its own merger-related expenses. Entergy has withdrawn its merger-related filings submitted to FERC, the SEC, and state and local regulatory agencies.

New Accounting Pronouncements

      The FASB issued several new accounting pronouncements in mid-2001. See Note 10 to the financial statements for a discussion of the expected effects of these pronouncements on Entergy.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Cash Flows

Operating Activities

      Following are net cash flows provided by operating activities for Entergy, the domestic utility companies, and System Energy for the nine months ended September 30, 2001 and 2000:


           Company                2001           2000
                                       (In Millions)

     Entergy                    $1,228.8       $1,439.2
     Entergy Arkansas             $186.5         $261.7
     Entergy Gulf States          $248.9         $242.3
     Entergy Louisiana            $312.3         $214.5
     Entergy Mississippi           $63.1         $120.7
     Entergy New Orleans           $17.2          $10.2
     System Energy                $322.1         $372.2

     Entergy's consolidated net cash flow provided by operating activities decreased primarily due to:

     o a decrease, after eliminating the effect of money pool activity, of $65 million in cash provided by the domestic utility companies and System Energy;
     o net cash used of $108 million by the energy commodity services segment thus far in 2001. The energy commodity services segment includes the EWO business and the Entergy-Koch joint venture. In 2001, EWO used $68 million of net cash in operating activities compared with EWO providing $30 million of operating cash flow in 2000. This fluctuation is primarily due to a net loss, excluding the gain on the sale of the Saltend plant, generated in 2001 compared with net income generated in 2000. Entergy-Koch/power marketing and trading used $40 million of net cash in operating activities in 2001 compared with power marketing and trading providing $48 million of operating cash flow in 2000. This fluctuation is primarily because, although income from this activity is higher in 2001, Entergy has not received dividends from Entergy-Koch. Entergy did not expect to receive dividends from Entergy-Koch in 2001 as the joint venture retains capital for its liquidity needs; and
     o an increase, after eliminating the effect of money pool activity, of $38 million in cash used by the parent company, Entergy Corporation, primarily due to increased interest costs and the payment of merger-related costs.

     These  decreases  in  consolidated  net  operating  cash  flow   were
partially offset by a $99 million increase in cash provided by the domestic non-utility nuclear business, primarily from the operation of the FitzPatrick and Indian Point 3 plants, purchased in the fourth quarter of 2000.

     Payments for power restoration costs associated with the December 2000 ice storms in Arkansas, along with lower net income, contributed to the overall decrease in operating cash flow provided by the domestic utility companies and System Energy. Increases in income taxes accrued resulting from book and tax income timing differences added operating cash flow in 2001 compared to 2000. Management expects that these timing differences may continue to increase operating cash flow in future periods.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      Money pool activity also affected the operating cash flows of the domestic utility companies and System Energy. The increases (decreases) in money pool borrowings during 2001 and 2000 are as follows:

                                Nine Months Ended     Nine Months Ended
             Company              Sept. 30, 2001       Sept. 30, 2000
                                            (In Millions)

     Entergy Arkansas                 $48.2               ($30.5)
     Entergy Gulf States                  -               ($36.1)
     Entergy Louisiana                    -               ($91.5)
     Entergy Mississippi              $13.6               ($43.2)
     Entergy New Orleans              $13.2                ($6.7)

For the lenders to the money pool for the first nine months of 2001, Entergy Gulf States' money pool associated company receivables increased $49.3 million, Entergy Louisiana's money pool associated company receivables decreased $14.1 million, and System Energy's money pool associated company receivables decreased $8.3 million, in each case for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, System Energy's money pool associated company receivables decreased $144.5 million.

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

Investing Activities

     Net cash used in investing activities increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to:

     o approximately $600 million paid to acquire the Indian Point 2 nuclear plant in September 2001;
     o capital contributions made in the formation of Entergy-Koch, discussed below in "Uses of Capital - Energy Commodity Services;"
     o investments used as collateral for letters of credit by the domestic non-utility nuclear business, discussed below in "Uses of Capital - Domestic Non-Utility Nuclear;"
     o the maturity of other temporary investments in 2000 and additional temporary investments made in 2001; and
     o proceeds from the sale of the Freestone power project in 2000.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


     The following factors partially offset the overall increase in cash used in investing activities for the same period:

     o receipt of approximately $810 million in proceeds from the sale of the Saltend plant to Calpine Corporation in August 2001;
     o decreased construction expenditures due to completion of construction of the Saltend and Damhead Creek plants;
     o decreased payments by EWO for turbines in 2001, discussed below in "Uses of Capital - Energy Commodity Services;" and
     o decreased under-recovery of deferred fuel costs incurred at certain of the domestic utility companies. Entergy Arkansas, the Texas portion of Entergy Gulf States, and Entergy Mississippi for 2000 only, have treated these costs as regulatory investments because these companies are allowed by their regulatory jurisdictions to recover the accumulated fuel cost regulatory  asset over longer than a twelve
       month period.   Entergy Mississippi's fuel recovery mechanism changed
       effective January 2001, and Entergy Mississippi's fuel cost under-recoveries incurred after that date will be recoverable over less than a twelve-month period. The companies will earn a return on the under-recovered balances.

Financing Activities

     Financing activities provided cash during the nine months ended September 30, 2001 compared with using cash during the nine months ended September 30, 2000 primarily due to:

     o borrowings made during 2001 under the Entergy Corporation credit facility, including approximately $600 million used in the Indian Point 2 acquisition;
     o decreased repurchases of Entergy Corporation common stock in 2001. Entergy anticipates limited repurchase activity for the remainder of 2001;
     o redemption of Entergy Gulf States' preference stock in 2000; and
     o increased common stock issuances, primarily associated with the exercise of stock options.

Partially offsetting the increase in cash provided by financing activities were the following for the same period:

     o the approximately $550 million retirement of the Saltend credit facility in August 2001 when the plant was sold;
     o a higher amount of debt issued by the domestic utility companies in 2000 than in 2001; and
     o no additional borrowings in 2001 under the Saltend and Damhead Creek credit facilities due to the completion of construction of the plants in 2000.

System Energy Proposed Rate Increase Refund

      In the third quarter of 2001, FERC's order in System Energy's 1995 rate proceeding became final. As a result, management expects System Energy to pay a refund of approximately $520 million to four of the domestic utility companies when FERC accepts System Energy's compliance filing. System Energy's cash on hand, other temporary investments, money pool receivables, and its ability to borrow from the money pool are believed to be sufficient to fund the refund. Management expects System Energy to pay approximately $187 million to Entergy Arkansas, approximately $73 million to Entergy Louisiana, approximately $172 million to Entergy Mississippi, and approximately $88 million to Entergy New Orleans. Up to approximately half of these amounts will in turn be refunded to customers of these domestic utility companies. In the third quarter 2001, System Energy recorded an associate company payable for the refund, and each of the operating companies recorded an associate company receivable for the refund from System Energy and a liability for the amount payable to their customers.

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

Sources of Capital

      Each of the domestic utility companies issued debt in 2001, with the exception of Entergy Louisiana. See Note 4 to the financial statements herein for details regarding long-term debt issued and retired in 2001.

      As shown in the earnings ratios in Item 5 of this Form 10-Q, Entergy New Orleans' earnings for the twelve months ended September 30, 2001 were not adequate to cover its fixed charges. Under its mortgage covenants, Entergy New Orleans does not have the capacity to issue new secured debt. Management did not have plans to issue new secured debt at Entergy New Orleans through at least 2002, however, and believes that its short-term and unsecured borrowing capacity will be sufficient for its foreseeable capital needs. Under restrictions contained in its articles of incorporation, Entergy New Orleans could issue approximately $20 million of new unsecured debt as of September 30, 2001.

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

                  Company                Current Limit

       Entergy Mississippi              $160 million
       Entergy New Orleans              $100 million
       Other Entergy non-SEC            $420 million
        registrant subsidiaries

The approval increased the current SEC authorized short-term borrowing limits for Entergy subsidiaries from $1.343 billion to $1.620 billion. The SEC authorized limits are effective through November 30, 2001. In June 2001, Entergy filed with the SEC to extend the authorization period for the current short-term borrowing limits and the money pool borrowing arrangement.

      The following companies had borrowings outstanding from the money pool at September 30, 2001:

                                         Outstanding
                Company                   Borrowings

     Entergy Arkansas                 $78.9 million
     Entergy Mississippi              $46.8 million
     Entergy New Orleans              $19.0 million
     Other Entergy non-SEC            $95.7 million
      registrant subsidiaries

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


     Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each obtained 364-day credit facilities in 2001 as follows:

                                               Amount of     Amount Drawn
        Company           Date Obtained        Facility       as of Sept.
                                                               30, 2001

 Entergy Arkansas        January 31, 2001     $63 million          -
 Entergy Louisiana       January 31, 2001     $15 million          -
 Entergy Mississippi     February 2, 2001     $25 million          -

Entergy Louisiana's credit facility originally was $30 million, and it was reduced to its current level in May 2001. The facilities have variable interest rates and the average commitment fee is 0.13%.

      In May 2001, Entergy Corporation amended its 364-day bank credit facility, increasing the capacity from $500 million to $1.25 billion. In July 2001, the borrowing capacity on the facility was increased to $1.325 billion, of which $1.05 billion was drawn as of September 30, 2001. Entergy Corporation has used borrowings from the facility for general corporate purposes and to make additional investments in competitive businesses, including the approximately $600 million paid to purchase Indian Point 2 from Consolidated Edison in September 2001.

Uses of Capital

PUHCA Restrictions on Uses of Capital

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. As authorized by the SEC, Entergy is allowed to invest an amount equal to 100% of its average consolidated retained earnings in domestic and foreign generation businesses. As of September 30, 2001, Entergy's investments subject to this rule totaled $1.36 billion constituting 40.2% of its average consolidated retained earnings.

      See "PUHCA Restrictions on Uses of Capital" in "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K for a discussion of other PUHCA restrictions affecting Entergy, such as its capacity to invest in "energy-related" businesses and its ability to guarantee obligations of its non-utility subsidiaries.

Other Uses of Capital by Entergy Corporation

      For the nine months ended September 30, 2001, Entergy Corporation paid $202 million in cash dividends on its common stock and received dividend payments and returns of capital totaling $307 million from subsidiaries. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of Entergy common stock dividends based upon Entergy's earnings, financial strength, and capital requirements. Restrictions on the ability of Entergy's subsidiaries to pay dividends are discussed in Note 8 to the financial statements in the Form 10-K.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Domestic Non-Utility Nuclear

     In connection with the acquisition of FitzPatrick and Indian Point 3, the installment payments due by Entergy to NYPA must be secured by a letter of credit from an eligible financial institution. On November 21, 2000, upon closing the acquisition of the NYPA plants, Entergy delivered a $577 million letter of credit, with NYPA as beneficiary. The letter of credit was backed by cash collateral, and this cash is reflected in the consolidated balance sheet at December 31, 2000, as "Special deposits." In January 2001, Entergy replaced $440 million of the cash collateral with an Entergy Corporation guarantee. Most of the cash released by this guarantee was used to fund Entergy's contributions to Entergy-Koch as discussed below. In June 2001, Entergy Corporation obtained new letters of credit totaling $577 million, which replaced the letter of credit initially provided to NYPA. The letters of credit are partially backed by an Entergy Corporation guarantee and partially backed by $272 million of cash collateral. The cash collateral is included in "Other" in the Other Property and Investments section of the consolidated balance sheet at September 30, 2001.

     In August 2001 Entergy's domestic non-utility nuclear business agreed to purchase the 510 MW Vermont Yankee Nuclear Power Plant in Vernon, Vermont, from Vermont Yankee Nuclear Power Corporation (VYNPC) for $180 million, to be paid in cash upon closing. Entergy will receive the plant, nuclear fuel, inventories, and related real estate. The liability to decommission the plant, as well as related decommissioning trust funds of approximately $280 million, will also be transferred to Entergy. Under a 10-year power purchase agreement (PPA) executed in conjunction with the transaction, Entergy will sell 100% of the plant's output up to 510 MW to VYNPC's current owner-utilities. The PPA includes an adjustment clause where the prices specified in the PPA will be adjusted downward annually, beginning in 2006, if power market prices drop below the PPA prices. Management expects to close the transaction by the spring of 2002, pending the approvals of the NRC, the Public Service Board of Vermont, and other regulatory agencies.

Energy Commodity Services

Entergy Wholesale Operations

     As discussed in the Form 10-K, Entergy had plans to spend $3.6 billion in the years 2001 through 2003 in its capital investment plan for EWO's global development business. Investment through September 30, 2001, however, is behind the amounts included in the plan. Primarily this is because in many regions of the United States the spark spread, the difference between the price of electricity and the price of natural gas at certain conversion efficiencies, has declined significantly since earlier this year. The decline is adversely impacting the profitability of power projects selling into power markets on a spot or short-term basis. EWO is attempting to address this spark spread uncertainty through long-term power sales and tolling agreements in its project development efforts. Nevertheless, management can provide no assurance that EWO will be able to obtain long-term agreements for these projects. An inability to structure projects to mitigate these risks could result in a reduction in the capital spending plans.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


     Also as discussed in the Form 10-K, the global power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric. As noted below, the rights and obligations under the contracts for 22 of the turbines were sold to a third party in May 2001. In conjunction with Entergy's obligations related to this sale, Entergy retained certain rights to reacquire turbines or to cancel the construction of turbines. Thus far, EWO has placed 17 of the originally planned 36 turbines at sites that are either operating, under construction, or sold. In addition, cancellation of four turbines subject to the May 2001 sale agreement is pending. If EWO were to decide to cancel the remaining turbines subject to the May 2001 sale agreement, its exposure at September 30, 2001 would be approximately $250 million. This exposure, however, does not take into account Entergy's ability to sell the turbines (subject to certain consent rights of General Electric), and EWO's ongoing efforts to develop sites for the turbines. EWO will continue to actively manage its assets as an investment portfolio, and attempt to maximize flexibility to respond to different market environments. Active management of the portfolio by EWO will continue to result in: the sale of projects at various stages in their planning, development, or operation; the abandonment of projects; or the commercial operation of projects by EWO.

     As part of its turbine acquisition program, an EWO subsidiary (EPDC) sold its rights and obligations under certain of the turbine acquisition contracts with General Electric Company to a third party in May 2001. The rights to 22 turbines were included in the sale. As discussed in the preceding paragraph, cancellation of four of these turbines is pending, and three others have been committed to a site under construction. The sale price was approximately $150 million, which corresponded to the amount EPDC had invested in the turbines under construction. The purchaser obtained a revolving financing facility of up to $450 million for the fabrication and acquisition of turbines. EPDC has certain rights to reacquire the turbines from the purchaser, whether pursuant to an interim lease commencing when a turbine is ready for shipment or pursuant to certain purchase rights. The lease payments and purchase price for each turbine have been established pursuant to various agreements between EPDC, the purchaser, and its lenders. If EPDC does not take title to the turbines prior to certain specified dates, the purchaser has certain rights to sell the turbines and EPDC may be held liable for specific defined shortfalls, if any. Certain EPDC obligations under these agreements will be backed by an Entergy Corporation guarantee.

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

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Entergy's consolidated earnings applicable to common stock were $312.5 million and $705.5 million for the three and nine months ended September 30, 2001, respectively. The changes in earnings applicable to common stock by operating segments for the three and nine months ended September 30, 2001, compared to the same periods in 2000, are as follows:

                                                          Three Months Ended     Nine Months Ended
                     Operating Segments                   Increase/(Decrease)   Increase/(Decrease)
                                                                       (In Thousands)
Domestic Utility and System Energy                               ($60,386)           ($34,339)
Domestic Non-Utility Nuclear                                       28,089              68,888
Energy Commodity Services (primarily EWO and Entergy-Koch)         60,414              67,066
Other, including parent company                                   (15,567)            (32,057)
                                                                  -------             -------
  Total                                                           $12,550             $69,558
                                                                  =======             =======
Increases in earnings per average common share for Entergy:
  Basic                                                                4%                 15%
  Diluted                                                              4%                 13%



See Note 6 to the financial statements for additional business segment information.

     The decreased earnings for the domestic utility and System Energy segment for the three and nine months ended September 30, 2001 were primarily due to a decrease in net revenues and an increase in interest expense. The decrease in earnings was partially offset by decreases in decommissioning expense, other operation and maintenance expenses, and depreciation and amortization expense, each of which resulted from entries made after receipt of a final FERC order addressing the 1995 System Energy rate increase filing, as well as net increases in regulatory credits. See Note 2 to the financial statements herein for further discussion of the System Energy rate proceeding.

     The increased earnings for domestic non-utility nuclear in 2001 were primarily due to the operation of FitzPatrick and Indian Point 3, each of which Entergy purchased in November 2000.

      The increased earnings in 2001 for energy commodity services were primarily due to:

     o a $69.9 million ($45.4 million net of tax) gain reported in third quarter revenues due to the sale of EWO's Saltend plant in August 2001; and
     o favorable results from Entergy-Koch. Prior to 2001, revenues and expenses from the operation of Entergy's power marketing and trading business were consolidated in Entergy's financial statements. On January 31, 2001, Entergy contributed substantially all of its power marketing and trading business to Entergy-Koch. Entergy accounts for its 50% share in the investment under the equity method of accounting. Certain terms of the partnership arrangement allocate income from various sources, and the taxes on that income, on a disproportionate basis. These disproportionate allocations have been favorable to Entergy in the aggregate in 2001.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      The increased earnings for energy commodity services for the three and nine months ended September 30, 2001 was partially offset by the following events, which are discussed in more detail below, that occurred at EWO:

     o a loss reserve recorded in connection with the pending cancellation of four gas turbines previously expected to be operational in 2005;
     o more liquidated damages received as compensation for lost operating margin due to plant construction delays from the Saltend contractor in 2000 than from the Damhead Creek contractor in 2001;
     o a gain on the sale of the Freestone project located in Fairfield, Texas, in June 2000;
     o an increase in depreciation expense due to commercial operation of the Saltend and Damhead Creek plants; and
     o an increase in interest expense.

The increased expenses from the commercial operation of Saltend and Damhead Creek more than offset the operating margin generated by those plants in 2001.

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

Domestic Utility and System Energy

      The changes in electric operating revenues for Entergy's domestic utility companies for the three and nine months ended September 30, 2001 compared to the same periods in 2000 are as follows:

                                Three Months Ended    Nine Months Ended
           Description          Increase/(Decrease)   Increase/(Decrease)
                                              (In Millions)

Base rate changes                        $2.2                ($21.7)
Rate riders                             (22.2)                (20.9)
Fuel cost recovery                      (78.9)                763.5
Sales volume/weather                    (69.4)                (26.6)
Other revenue (including unbilled)     (224.0)               (281.5)
Sales for resale                         (6.5)                 34.3
                                      -------                ------
   Total                              ($398.8)               $447.1
                                      =======                ======

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

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     The decrease in fuel cost recovery revenue for the three months ended September 30, 2001 was primarily due to decreased fuel and purchased power costs recovered through fuel mechanisms at Entergy Louisiana and in the Louisiana jurisdiction of Entergy Gulf States. The decrease was partially offset by increased fuel recovery factors at Entergy Arkansas, Entergy Mississippi, and in the Texas jurisdiction of Entergy Gulf States.

      The increase in fuel cost recovery revenue for the nine months ended September 30, 2001 was primarily due to:

     o increased fuel recovery factors at Entergy Arkansas, Entergy Gulf States in the Texas jurisdiction, and Entergy Mississippi; and
     o higher fuel and purchased power costs recovered through fuel mechanisms at Entergy Gulf States in the Louisiana jurisdiction, Entergy Louisiana, and Entergy New Orleans due to the increased market prices of natural gas and purchased power early in 2001.

      Corresponding to the decrease in fuel cost recovery revenue for the three months ended September 30, 2001, fuel and purchased power expenses related to electric sales decreased approximately $86.0 million primarily due to:

     o a decrease in the market price of natural gas; and
     o the receipt in September 2001 of a final FERC order requiring System Energy to refund a portion of its December 1995 rate increase. The effect of the order reduced purchased power expenses by $27.9 million for the portion of the refund related to the Entergy Arkansas and Entergy Louisiana retained shares of Grand Gulf 1.

     An increase of $752.5 million in fuel and purchased power expenses related to electric sales corresponded to the increase in fuel cost recovery revenue for the nine months ended September 30, 2001. The increase was primarily due to an increase in the market prices of natural gas and purchased power early in 2001.

Other effects on electric operating revenue

      Lower electric sales volume reduced revenues for the three and nine months ended September 30, 2001 due to decreased weather-adjusted usage of 861 GWH and 1,159 GWH, respectively. Each domestic utility company experienced decreases in weather-adjusted usage. However, the primary decreases in weather-adjusted usage were from industrial customers at Entergy Louisiana and Entergy Gulf States. Electric sales vary seasonally in response to weather and usually peak in the summer. The effect of milder-than-normal summer weather conditions also caused a decrease in electric sales in 2001. For the three and nine months ended September 30, 2001, electric sales volume in the domestic utility companies' service territories decreased 1,250 GWH and 324 GWH, respectively, due to the impact of weather conditions. The decrease for the nine months ended was partially offset by an increase in electric sales volume in residential and commercial sectors at Entergy Arkansas. The number of customers in the domestic utility companies' service territories increased only slightly during these periods.

     Other revenue decreased for the three and nine months ended September 30, 2001, primarily reflecting the receipt of a final FERC order requiring System Energy to refund a portion of its December 1995 rate increase, which increased provisions for rate refunds $93 million at System Energy. Unbilled revenues decreased for the three and nine months ended September 30, 2001 as a result of decreased fuel prices and less favorable sales volume in the period included in the unbilled revenue calculation compared to the calculation in the prior year. Sales for resale increased for the nine months ended September 30, 2001 due to higher prices of resale electricity early in 2001.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Gas operating revenues

      Natural gas revenues increased $63.0 million for the nine months ended September 30, 2001, primarily due to increased market prices for natural gas early in 2001 and additional sales volume due to the colder-than-normal winter. The increase in gas revenues was partially offset by an increase of approximately $54.4 million in gas purchased for resale for the same period.

Other effects on results

     Results for the three and nine months ended September 30, 2001 for the domestic utility companies and System Energy were also affected by the following:

     o decreases in other operation and maintenance expenses of $15.7 million for the three months ended and $62.7 million for the nine months ended, which are explained below;
     o a decrease in decommissioning expense at System Energy of $31.5 million for both the three and nine months ended resulting from the final resolution of the FERC order addressing the 1995 rate increase filing;
     o decreases in depreciation and amortization expense at System Energy of $79.6 million for the three months ended and $78.8 million for the nine months ended primarily resulting from the final resolution of the FERC order addressing the 1995 rate increase filing;
     o net increases in regulatory credits of $72.4 million for the three months ended and $48.4 million for the nine months ended, which are explained below;
     o increases in interest expense of $42.8 million for the three months ended and $66.1 million for the nine months ended, which are explained below; and
     o increases in other income of $9.1 million for the three months ended and $21.9 million for the nine months ended, primarily from carrying charges on deferred fuel costs.

      The decreases in other operation and maintenance expenses for the three and nine months ended September 30, 2001 compared to the same periods in 2000 were primarily due to:

     o a decrease in property insurance expense for the three months ended due to a $5.0 million true-up in September 2000 to modify storm damage expense included in the annual update of the excess earnings review to a level negotiated with the APSC;
     o a decrease in property insurance expense for the nine months ended primarily due to a reversal in June 2001, upon recommendation from the APSC, of $24.5 million of ice storm costs previously charged to expense in December 2000 (these costs are now reflected as regulatory assets);
     o the disposal of low-level radioactive waste in 2000 at Entergy Gulf States resulting in a $4.0 million decrease for the three months ended;
     o decreases in legal expenses of $1.9 million for the three months ended at Entergy Gulf States and $1.3 million for the three months ended and $10.5 million for the nine months ended at Entergy Arkansas; and
     o decreases in injury and damages claims, plant maintenance expenses, and vegetation maintenance spending.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     The net increases in regulatory credits were primarily due to:

     o the amount of capacity charges included in purchased power costs for the summers of 2000 and 2001 that Entergy Gulf States and Entergy Louisiana deferred and expects to recover in the future; and
     o a greater under-recovery of Grand Gulf costs in 2001 at Entergy Mississippi.

     The increases in interest expense were primarily due to:

     o the final FERC order addressing the 1995 System Energy rate increase filing;
     o debt issued at Entergy Gulf States in June 2000 and August 2001, at Entergy Mississippi in February 2000 and January 2001, and at Entergy New Orleans in July 2000 and February 2001; and
     o borrowings under credit facilities during 2001, primarily at Entergy Arkansas.

Domestic Non-Utility Nuclear

      Increases in earnings for the domestic non-utility nuclear business were primarily due to revenue increases of $146.8 million and $353.3 million for the three and nine months ended September 30, 2001, respectively, primarily due to the operation of FitzPatrick and Indian Point 3, each purchased in November 2000. The following also affected earnings for domestic non-utility nuclear for the three and nine months ended September 30, 2001, all of which were primarily caused by the acquisition of FitzPatrick and Indian Point 3:

     o other operation and maintenance expenses increased $58.1 million and $142.5 million, respectively;
     o interest expense, primarily related to debt incurred to purchase FitzPatrick and Indian Point 3, increased $11.8 million and $46.9 million, respectively;
     o fuel expenses increased $15.7 million and $35.6 million, respectively;
     o interest income increased $5.3 million and $22.3 million, respectively; and
     o taxes other than income taxes increased $8.3 million and $20.1 million, respectively.

Energy Commodity Services

      Revenues decreased for energy commodity services by $609.7 million for the three months ended and by $553.3 million for the nine months ended September 30, 2001, primarily due to the contribution of substantially all of Entergy's power marketing and trading business to Entergy-Koch in 2001. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements.

     The decreases in revenues for the three and nine months ended September 30, 2001 were partially offset by:

     o increased operating revenues for EWO from its investments in Highland Energy and the Saltend and Damhead Creek plants; and
     o a gain reported in third quarter revenues due to the sale of EWO's Saltend plant in August 2001.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Operating revenues for EWO increased for the three and nine months ended September 30, 2001 primarily due to increases of $127.3 million and $495.3 million, respectively, from EWO's interest in Highland Energy and increases of $182.1 million and $403.7 million, respectively, from the Saltend and Damhead Creek plants. Highland Energy was acquired in June 2000 and the Saltend and Damhead Creek plants began commercial operation in late November 2000 and early 2001, respectively. For the three and nine months ended September 30, 2001, the increase in revenues for EWO is largely offset by increases in fuel and purchased power expenses of $207.2 million and $721.0 million, respectively, and increases in other operation and maintenance expenses of $7.1 million and $47.5 million, respectively.

     EWO sold the Saltend plant in August 2001, and revenues in the third quarter include the $69.9 million ($45.4 million net of tax) gain on the sale. EWO actively manages its assets as an investment portfolio, and attempts to maximize flexibility to respond to different market environments. Active management of the portfolio by EWO will continue to result in: the sale of projects at various stages in their planning, development, or operation; the abandonment of projects; or the commercial operation of projects by EWO.

     As previously discussed, substantially all of Entergy's power marketing and trading business was contributed to Entergy-Koch in 2001, and earnings from this joint venture are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. As a result, for the three and nine months ended September 30, 2001, revenues reported for Entergy-Koch/Power Marketing and Trading were lower by $914.5 million and $1,588.9 million, respectively, and purchased power expenses were lower by $903.5 million and $1,422.5 million, respectively. The net income effect of the lower revenues in these periods, however, was more than offset by the equity in earnings from Entergy's interest in Entergy-Koch. Earnings increased in 2001 as a result of increased electricity and gas trading volumes as well as a broader range of commodity sources and options provided to customers by the joint venture in 2001. Certain terms of the partnership arrangement allocate income from various sources, and the taxes on that income, on a disproportionate basis. These disproportionate allocations have been favorable to Entergy in the aggregate in 2001.

     The increase in earnings for energy commodity services for the three months ended September 30, 2001 was primarily due to the sale of EWO's Saltend plant and favorable results from Entergy-Koch as mentioned above. The increase in earnings was partially offset by increased interest expense of $14.2 million and increased depreciation expense of $8.3 million, respectively, primarily due to interest and depreciation related to commencement of commercial operation of EWO's Saltend and Damhead Creek plants.

     The increase in earnings for energy commodity services for the nine months ended September 30, 2001 was primarily due to:

     o the gain on the sale of EWO's Saltend plant as mentioned above;
     o the favorable results from Entergy-Koch mentioned above;
     o liquidated damages of $13.9 million ($9.7 million net of tax) received in 2001 from the Damhead Creek construction contractor as compensation for lost operating margin from the plant due to construction delays; and
     o an $11.0 million ($7.2 million net of tax) gain on the sale of a permitted site in Desoto County, Florida, in May 2001.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Partially offsetting the increase in earnings for energy commodity services for the nine months September 30, 2001 were the following:

     o an $18.0 million ($11.7 million net of tax) loss reserve recorded primarily because of the pending cancellation of four gas turbines scheduled for delivery in 2005;
     o liquidated damages of $55.1 million ($38.6 million net of tax) received in 2000 from the Saltend contractor as compensation for lost operating margin from the plant due to construction delays;
     o a $20.5 million ($13.3 million net of tax) gain on the sale of the Freestone project located in Fairfield, Texas, in June 2000;
     o increased depreciation expense of $25.2 million in 2001 primarily due to the commencement of the commercial operation of the Saltend and Damhead Creek plants; and
     o increased interest expense of $53.5 million in 2001 primarily because the interest related to the Saltend and Damhead Creek plants was capitalized until those plants commenced commercial operation.

Other

      Earnings from Other decreased primarily due to $21.8 million ($13.4 million net of tax) of merger-related expenses incurred by Entergy Corporation in the first quarter of 2001 and decreased interest income of $10.8 million and $22.1 million for the three and nine months ended September 30, 2001, respectively.

Income taxes

      The effective income tax rates for the three months ended September 30, 2001 and 2000 were 36.9% and 40.4%, respectively. The effective income tax rates for the nine months ended September 30, 2001 and 2000 were 38.8% and 40.0%, respectively. The decrease in the effective tax rates for the three and nine months ended was primarily because of the effects of the final FERC order addressing System Energy's 1995 rate proceeding.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 2001 and 2000
                               (Unaudited)

                                                                 Three Months Ended           Nine Months Ended
                                                                 2001          2000           2001        2000
                                                                       (In Thousands, Except Share Data)
                    OPERATING REVENUES
Domestic electric                                              $1,986,338    $2,385,087    $5,849,720   $5,402,657
Natural gas                                                        18,212        21,815       159,144       96,107
Competitive businesses                                            571,186     1,024,653     1,714,574    1,882,071
                                                               ----------    ----------    ----------   ----------
TOTAL                                                           2,575,736     3,431,555     7,723,438    7,380,835
                                                               ----------    ----------    ----------   ----------

                    OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                     925,452       794,782     3,076,932    1,756,972
   Purchased power                                                279,060     1,158,145       888,835    2,030,210
   Nuclear refueling outage expenses                               24,284        18,439        64,567       53,625
   Other operation and maintenance                                550,339       504,379     1,469,408    1,332,012
Decommissioning                                                   (22,553)       11,505        (4,749)      28,611
Taxes other than income taxes                                     103,593       103,188       295,717      266,346
Depreciation and amortization                                     127,650       188,967       514,099      545,991
Other regulatory charges (credits) - net                          (24,621)       47,816       (21,075)      27,311
Amortization of rate deferrals                                      6,029        10,497        15,181       25,776
                                                               ----------    ----------    ----------   ----------
TOTAL                                                           1,969,233     2,837,718     6,298,915    6,066,854
                                                               ----------    ----------    ----------   ----------

OPERATING INCOME                                                  606,503       593,837     1,424,523    1,313,981
                                                               ----------    ----------    ----------   ----------

                       OTHER INCOME
Allowance for equity funds used during construction                 7,672         9,163        19,259       24,898
Gain (loss) on sale of assets - net                                 2,066          (284)       14,414       21,291
Equity in earnings of unconsolidated equity affiliates             58,414             -       153,957            -
Miscellaneous - net                                                37,643        53,873       139,862      156,505
                                                               ----------    ----------    ----------   ----------
TOTAL                                                             105,795        62,752       327,492      202,694
                                                               ----------    ----------    ----------   ----------

                INTEREST AND OTHER CHARGES
Interest on long-term debt                                        126,670       121,464       386,373      353,585
Other interest - net                                               84,452        22,576       183,752       66,227
Distributions on preferred securities of subsidiary                 4,709         4,709        14,128       14,128
Allowance for borrowed funds used during construction              (6,287)       (6,776)      (15,718)     (18,753)
                                                               ----------    ----------    ----------   ----------
TOTAL                                                             209,544       141,973       568,535      415,187
                                                               ----------    ----------    ----------   ----------

INCOME BEFORE INCOME TAXES                                        502,754       514,616     1,183,480    1,101,488

Income taxes                                                      185,300       207,927       459,573      440,616
                                                               ----------    ----------    ----------   ----------

CONSOLIDATED NET INCOME                                           317,454       306,689       723,907      660,872

Preferred dividend requirements and other                           4,970         6,755        18,363       24,886
                                                               ----------    ----------    ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                     $312,484      $299,934      $705,544     $635,986
                                                               ==========    ==========    ==========   ==========
Earnings per average common share:
    Basic                                                           $1.41         $1.35         $3.19        $2.78
    Diluted                                                         $1.39         $1.34         $3.14        $2.77
Dividends declared per common share                                 $0.32         $0.30         $0.95        $0.90
Average number of common shares outstanding:
    Basic                                                     221,675,578   222,159,091   220,908,546  228,930,171
    Diluted                                                   224,830,056   224,352,165   224,780,449  230,034,859

See Notes to Financial Statements.


                     ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)

                                                                              2001          2000
                                                                                (In Thousands)

                          OPERATING ACTIVITIES
Consolidated net income                                                       $723,907      $660,872
Noncash items included in net income:
  Amortization of rate deferrals                                                15,181        25,776
  Reserve for regulatory adjustments                                          (357,880)      (36,756)
  Other regulatory charges (credits) - net                                     (21,075)       27,311
  Depreciation, amortization, and decommissioning                              509,350       574,602
  Deferred income taxes and investment tax credits                             (53,037)       (8,074)
  Allowance for equity funds used during construction                          (19,259)      (24,898)
  Gain on sale of assets - net                                                 (14,414)      (21,291)
  Equity in earnings of unconsolidated equity affiliates                      (153,957)            -
Changes in working capital:
  Receivables                                                                   33,355      (538,840)
  Fuel inventory                                                               (24,898)      (26,660)
  Accounts payable                                                            (467,749)      270,152
  Taxes accrued                                                                457,995       331,509
  Interest accrued                                                              10,289        24,319
  Deferred fuel                                                                367,105       (33,619)
  Other working capital accounts                                               (11,291)       85,145
Provision for estimated losses and reserves                                    (10,706)       (8,844)
Changes in other regulatory assets                                              61,583          (131)
Other                                                                          184,257       138,580
                                                                            ----------    ----------
Net cash flow provided by operating activities                               1,228,756     1,439,153
                                                                            ----------    ----------

                          INVESTING ACTIVITIES
Construction/capital expenditures                                             (939,662)   (1,112,075)
Allowance for equity funds used during construction                             19,259        24,898
Nuclear fuel purchases                                                        (119,277)     (100,367)
Proceeds from sale/leaseback of nuclear fuel                                    60,679        96,412
Proceeds from sale of businesses                                               805,945        61,519
Changes in other nonregulated/nonutility properties - net                     (565,333)     (184,339)
Increase in other investments                                                 (632,548)            -
Changes in other temporary investments - net                                  (250,600)      299,455
Decommissioning trust contributions and realized change in trust assets        (79,047)      (44,799)
Other regulatory investments                                                   (36,461)     (264,721)
Other                                                                          (12,200)        5,149
                                                                            ----------    ----------
Net cash flow used in investing activities                                  (1,749,245)   (1,218,868)
                                                                            ----------    ----------

Statement continued on following page.



                     ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2001 and 2000
                                (Unaudited)

                                                                            2001        2000
                                                                             (In Thousands)

                         FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                           $489,295     $934,479
  Common stock                                                               62,335       14,810
Retirement of long-term debt                                               (877,088)    (145,011)
Repurchase of common stock                                                  (36,895)    (500,644)
Redemption of preferred and preference stock                                (39,574)    (156,260)
Changes in short-term borrowings - net                                      662,997     (120,000)
Dividends paid:
  Common stock                                                             (202,112)    (204,660)
  Preferred stock                                                           (20,281)     (23,487)
                                                                         ----------   ----------
Net cash flow provided by (used in) financing activities                     38,677     (200,773)
                                                                         ----------   ----------

Effect of exchange rates on cash and cash equivalents                           664         (142)
                                                                         ----------   ----------

Net increase (decrease) in cash and cash equivalents                       (481,148)      19,370

Cash and cash equivalents at beginning of period                          1,382,424    1,213,719
                                                                         ----------   ----------

Cash and cash equivalents at end of period                                 $901,276   $1,233,089
                                                                         ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                   $570,846     $382,313
    Income taxes                                                             $6,872     $146,664
  Noncash investing and financing activities:
    Change in unrealized appreciation/(depreciation) of
     decommissioning trust assets                                          ($38,718)     $38,837
    Net assets contributed to Entergy-Koch                                  $80,145            -
    Decommissioning trust fund acquired in Indian Point 2 acquisition      $430,000            -

See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                 ASSETS
                September 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                        2001          2000
                                                                           (In Thousands)

                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $224,293      $157,550
  Temporary cash investments - at cost,
   which approximates market                                             675,790       640,038
  Special deposits                                                         1,193       584,836
                                                                     -----------   -----------
     Total cash and cash equivalents                                     901,276     1,382,424
                                                                     -----------   -----------
Other temporary investments                                              250,600             -
Notes receivable                                                           3,000         3,608
Accounts receivable:
  Customer                                                               572,807       497,821
  Allowance for doubtful accounts                                         (9,947)       (9,947)
  Other                                                                  189,988       395,518
  Accrued unbilled revenues                                              368,903       415,409
                                                                     -----------   -----------
     Total receivables                                                 1,121,751     1,298,801
                                                                     -----------   -----------
Deferred fuel costs                                                      310,880       568,331
Fuel inventory - at average cost                                         118,976        93,679
Materials and supplies - at average cost                                 457,539       425,357
Rate deferrals                                                             1,402        16,581
Deferred nuclear refueling outage costs                                  101,227        46,544
Prepayments and other                                                     90,060       122,690
                                                                     -----------   -----------
TOTAL                                                                  3,356,711     3,958,015
                                                                     -----------   -----------

                OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                     641,466           214
Decommissioning trust funds                                            1,781,661     1,315,857
Non-utility property - at cost (less accumulated depreciation)           292,857       262,952
Non-regulated investments                                                139,198       189,154
Other - at cost (less accumulated depreciation)                          354,063        27,036
                                                                     -----------   -----------
TOTAL                                                                  3,209,245     1,795,213
                                                                     -----------   -----------

                 PROPERTY, PLANT AND EQUIPMENT
Electric                                                              26,012,486    25,137,562
Plant acquisition adjustment                                             378,465       390,664
Property under capital lease                                             758,458       831,822
Natural gas                                                              199,928       190,989
Construction work in progress                                            897,709       936,785
Nuclear fuel under capital lease                                         235,199       277,673
Nuclear fuel                                                             243,671       157,603
                                                                     -----------   -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                   28,725,916    27,923,098
Less - accumulated depreciation and amortization                      11,787,620    11,477,352
                                                                     -----------   -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                   16,938,296    16,445,746
                                                                     -----------   -----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                      1,001,884       980,266
  Unamortized loss on reacquired debt                                    170,799       183,627
  Deferred fuel costs                                                     22,468        95,661
  Other regulatory assets                                                709,312       792,515
Long-term receivables                                                     28,870        29,575
Other                                                                    744,049     1,171,278
                                                                     -----------   -----------
TOTAL                                                                  2,677,382     3,252,922
                                                                     -----------   -----------

TOTAL ASSETS                                                         $26,181,634   $25,451,896
                                                                     ===========   ===========
See Notes to Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                   September 30, 2001 and December 31, 2000
                                (Unaudited)

                                                                      2001          2000
                                                                         (In Thousands)

                     CURRENT LIABILITIES
Currently maturing long-term debt                                     $601,937      $464,215
Notes payable                                                        1,051,018       388,023
Accounts payable                                                       594,320     1,204,227
Customer deposits                                                      183,808       172,169
Taxes accrued                                                          924,621       451,811
Accumulated deferred income taxes                                       68,248       225,649
Nuclear refueling outage costs                                          16,163        10,209
Interest accrued                                                       185,440       172,033
Obligations under capital leases                                       154,713       156,907
Other                                                                  325,092       192,908
                                                                   -----------   -----------
TOTAL                                                                4,105,360     3,438,151
                                                                   -----------   -----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                    3,398,899     3,249,083
Accumulated deferred investment tax credits                            476,895       494,315
Obligations under capital leases                                       150,681       201,873
FERC settlement - refund obligation                                     25,234        30,745
Other regulatory liabilities                                           139,095       104,841
Decommissioning                                                      1,170,657       749,708
Transition to competition                                              222,021       191,934
Regulatory reserves                                                     38,909       396,789
Accumulated provisions                                                 372,537       390,116
Other                                                                  760,975       853,137
                                                                   -----------   -----------
TOTAL                                                                6,755,903     6,662,541
                                                                   -----------   -----------

Long-term debt                                                       7,237,613     7,732,093
Preferred stock with sinking fund                                       26,185        65,758
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                     215,000       215,000

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                   334,687       334,688
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,174,087 shares in 2001 and
  248,094,614 shares in 2000                                             2,482         2,481
Paid-in capital                                                      4,662,762     4,660,483
Retained earnings                                                    3,688,624     3,190,639
Accumulated other comprehensive loss                                   (96,913)      (75,033)
Less - treasury stock, at cost (27,161,334 shares in 2001 and
  28,490,031 shares in 2000)                                           750,069       774,905
                                                                   -----------   -----------
TOTAL                                                                7,841,573     7,338,353
                                                                   -----------   -----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $26,181,634   $25,451,896
                                                                   ===========   ===========
See Notes to Financial Statements.


                     ENTERGY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME,
                             AND PAID-IN CAPITAL
        For the Three and Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)

                                                                              Three Months Ended
                                                                       2001                       2000
                                                                               (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                      $3,445,141                 $2,982,495
    Add  - Earnings applicable to common stock                  312,484     $312,484       299,934     $299,934
    Deduct:
        Dividends declared on common stock                       69,841                     66,835
        Capital stock and other expenses                           (840)                      (801)
                                                             ----------                 ----------
              Total                                              69,001                     66,034
                                                             ----------                 ----------
Retained Earnings - End of period                            $3,688,624                 $3,216,395
                                                             ==========                 ==========

          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                                ($100,433)                  ($76,086)
Net derivative instrument fair value changes
  arising during the period                                      (1,475)      (1,475)            -            -
Foreign currency translation adjustments                          7,848        7,848        (1,270)      (1,270)
Net unrealized investment gains (losses)                         (2,853)      (2,853)       12,863       12,863
                                                             ----------     --------    ----------     --------
Balance at end of period:
  Accumulated derivative instrument fair value changes          (23,343)                         -
  Other accumulated comprehensive income (loss) items           (73,570)                   (64,493)
                                                             ----------                 ----------
     Total                                                     ($96,913)                  ($64,493)
                                                             ==========     --------    ==========     --------
Comprehensive Income                                                        $316,004                   $311,527
                                                                            ========                   ========
                    PAID-IN CAPITAL
Paid-in Capital - Beginning of period                        $4,661,334                 $4,636,407
    Add:  Common stock issuances related to stock plans           1,428                        404
                                                             ----------                 ----------
Paid-in Capital - End of period                              $4,662,762                 $4,636,811
                                                             ==========                 ==========

                                                                           Nine Months Ended
                                                                       2001                       2000
                                                                             (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                      $3,190,639                 $2,786,467
    Add  - Earnings applicable to common stock                  705,544     $705,544       635,986     $635,986
    Deduct:
        Dividends declared on common stock                      208,766                    206,886
        Capital stock and other expenses                         (1,207)                      (828)
                                                             ----------                 ----------
              Total                                             207,559                    206,058
                                                             ----------                 ----------
Retained Earnings - End of period                            $3,688,624                 $3,216,395
                                                             ==========                 ==========
          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                                 ($75,033)                  ($73,805)
Cumulative effect to January 1, 2001 of accounting
  change regarding fair value of derivative instruments         (29,067)           -             -            -
Net derivative instrument fair value changes
  arising during the period                                       5,724        5,724             -            -
Foreign currency translation adjustments                          4,213        4,213        (2,299)      (2,299)
Net unrealized investment gains (losses)                         (2,750)      (2,750)       11,611       11,611
                                                             ----------     --------    ----------     --------
Balance at end of period:
  Accumulated derivative instrument fair value changes          (23,343)                         -
  Other accumulated comprehensive income (loss) items           (73,570)                   (64,493)
                                                             ----------                 ----------
     Total                                                     ($96,913)                  ($64,493)
                                                             ==========     --------    ==========     --------
Comprehensive Income                                                        $712,731                   $645,298
                                                                            ========                   ========
                    PAID-IN CAPITAL
Paid-in Capital - Beginning of period                        $4,660,483                 $4,636,163
    Add:  Common stock issuances related to stock plans           2,279                        648
                                                             ----------                 ----------
Paid-in Capital - End of period                              $4,662,762                 $4,636,811
                                                             ==========                 ==========

See Notes to Financial Statements.



                     ENTERGY CORPORATION AND SUBSIDIARIES
                          SELECTED OPERATING RESULTS
       For the Three and Nine Months Ended September 30, 2001 and 2000
                                (Unaudited)


                                     Three Months Ended   Increase/
          Description              2001         2000      (Decrease)      %
                                       (In Millions)
Domestic Electric Operating Revenues:
  Residential                       $874.8       $940.6       ($65.8)         (7)
  Commercial                         529.9        518.0         11.9           2
  Industrial                         532.2        598.9        (66.7)        (11)
  Governmental                        55.5         54.4          1.1           2
                                  --------     --------      -------
    Total retail                   1,992.4      2,111.9       (119.5)         (6)
  Sales for resale                   108.9        115.4         (6.5)         (6)
  Other                            (115.0)        157.8       (272.8)       (173)
                                  --------     --------      -------
    Total                         $1,986.3     $2,385.1      ($398.8)        (17)
                                  ========     ========      =======
Billed Electric Energy
 Sales (GWH):
  Residential                       10,502       11,573       (1,071)         (9)
  Commercial                         7,351        7,578         (227)         (3)
  Industrial                        10,457       11,248         (791)         (7)
  Governmental                         722          744          (22)         (3)
                                  --------     --------      -------
    Total retail                    29,032       31,143       (2,111)         (7)
  Sales for resale                   2,373        2,290           83           4
                                  --------     --------      -------
    Total                           31,405       33,433       (2,028)         (6)
                                  ========     ========      =======

                                   Nine Months Ended       Increase/
          Description              2001         2000      (Decrease)      %
                                      (In Millions)
Domestic Electric Operating Revenues:
  Residential                     $2,127.0     $1,933.7       $193.3          10
  Commercial                       1,462.8      1,252.5        210.3          17
  Industrial                       1,838.7      1,549.4        289.3          19
  Governmental                       162.7        134.5         28.2          21
                                  --------     --------      -------
    Total retail                   5,591.2      4,870.1        721.1          15
  Sales for resale                   325.8        291.5         34.3          12
  Other                              (67.3)       241.0       (308.3)       (128)
                                  --------     --------      -------
    Total                         $5,849.7     $5,402.6       $447.1           8
                                  ========     ========      =======
Billed Electric Energy
 Sales (GWH):
  Residential                       24,771       24,943         (172)         (1)
  Commercial                        18,834       18,738           96           1
  Industrial                        31,478       32,886       (1,408)         (4)
  Governmental                       1,967        1,966            1           -
                                  --------     --------      -------
    Total retail                    77,050       78,533       (1,483)         (2)
  Sales for resale                   7,004        6,880          124           2
                                  --------     --------      -------
    Total                           84,054       85,413       (1,359)         (2)
                                  ========     ========      =======


                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 primarily due to receipt of a final FERC order that will result in a refund from System Energy. The accounting entries necessary to record the effects of the order reduced purchased power expenses. Decreased other regulatory charges and decreased other operation and maintenance expenses also increased net income. The increase was partially offset by increased interest expense. See Note 2 to the financial statements for further discussion of System Energy's rate proceeding.

      Net income increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to the effect of the final FERC order in the System Energy rate proceeding and decreased other operation and maintenance expenses, which includes the reversal of Arkansas ice storm costs discussed below. The increase was partially offset by increased depreciation and amortization expenses, increased other regulatory charges, and increased interest expense.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2001 are as follows:

                                      Three Months Ended     Nine Months Ended
            Description              Increase/(Decrease)    Increase/(Decrease)
                                                   (In Millions)

Base rate changes                           $4.4                  ($6.1)
Rate riders                                (12.6)                  (8.4)
Fuel cost recovery                          22.9                   65.3
Sales volume/weather                        (9.1)                  17.1
Other revenue (including unbilled)          (7.8)                 (15.9)
Sales for resale                            (4.4)                  (6.4)
                                           -----                  -----
   Total                                   ($6.6)                 $45.6
                                           =====                  =====

Base rate changes

     Base  rate  changes  increased revenues for the  three  months  ended
September 30, 2001 primarily due to higher prices for industrial and commercial customers. The increase in rates is offset by lower revenues from decreased usage from those customers as discussed below.

      Base rate changes decreased revenues for the nine months ended September 30, 2001 primarily due to the effect of block rates for residential customers. The decrease in rates is offset by increased revenues from favorable volume and weather from those customers as discussed below. The decrease in base rate changes is partially offset by higher prices for industrial customers due to decreased usage.

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Rate rider revenues decreased for the three months ended September 30, 2001 as a result of a decrease in the Grand Gulf rate rider effective July 2001. The Grand Gulf rate rider allows Entergy Arkansas to recover its recoverable share of operating costs for Grand Gulf 1.

     Rate rider revenues decreased for the nine months ended September 30, 2001 primarily as a result of the cessation of the ANO Decommissioning rate rider for the calendar year 2001. In October 2000, the APSC concluded that funds previously collected, together with future earnings on those funds, will be sufficient to decommission ANO 1 and 2. Further details of this decision can be found in Note 2 to the financial statements in the Form 10-K.

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

      Fuel cost recovery revenue increased for the three months ended September 30, 2001 primarily due to an increase in the energy cost rate, which became effective in April 2001. The increase in the energy cost rate allows Entergy Arkansas to recover previously under-recovered fuel expenses.

      Fuel cost recovery revenue increased for the nine months ended September 30, 2001 primarily due to increases in the energy cost rate that became effective in April 2000 and April 2001.

Sales volume/weather

      Lower electric sales volume reduced revenues for the three months ended September 30, 2001 due to decreased usage of 97 GWH in the industrial sector, partially offset by increased weather-adjusted usage of 47 GWH in the residential and commercial sectors. Electric sales vary seasonally in response to weather and usually peak in the summer. Unfavorable weather also decreased electric sales for the three months ended September 30, 2001. The effect of milder-than-normal summer weather offset the weather-adjusted usage increase in the residential and commercial sectors with a decrease in electric sales volume of 146 GWH.

     Higher electric sales volume increased revenues for the nine months ended September 30, 2001 due to increased weather-adjusted usage of 235 GWH in the residential and commercial sectors. Electric sales vary seasonally in response to weather and usually peak in the summer. Favorable weather also increased electric sales. The effect of colder-than-normal winter weather in the first quarter of 2001 contributed 177
GWH to the increase in electric sales volume in the residential and commercial sectors.

Other revenue (including unbilled)

      Unbilled revenue decreased for the three months ended September 30, 2001 primarily due to the effect of less favorable weather on the period included in the September 2001 unbilled revenue calculation compared to the calculation in September 2000.

      Unbilled revenue decreased for the nine months ended September 30, 2001 primarily due to the effect of less favorable weather on the period included in the September 2001 unbilled revenue calculation compared to the calculation in the prior year.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales for resale

      Sales for resale decreased for the three months ended September 30, 2001 primarily due to a decrease in sales volume to adjoining utility systems as a result of decreased generation, coupled with a decrease in the average market price of energy. The decrease was partially offset by an increase in sales volume to affiliated companies.

      Sales for resale decreased for the nine months ended September 30, 2001 primarily due to a decrease in sales volume to affiliated companies and adjoining utility systems as a result of decreased generation. The decrease was partially offset by an increase in sales volume to municipal and co-operative customers coupled with an increase in the average market price of energy early in 2001.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the three months ended September 30, 2001 primarily due to receipt of a final FERC order requiring System Energy to refund a portion of its requested December 1995 rate increase. The effect of the order reduced purchased power expenses at Entergy Arkansas by $61.5 million. A decrease in the market price of natural gas also contributed to the decrease in fuel and purchased power expenses.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the three months ended September 30, 2001 primarily due to:

     o a decrease in property insurance expense due to a $5 million true-up in September 2000 to modify storm damage expense included in the annual update of the excess earnings review to a level negotiated with the APSC; and
     o a decrease in outside service expense of $1.3 million due to lower legal expenses.

      Other operation and maintenance expenses decreased for the nine months ended September 30, 2001 primarily due to:

     o a decrease in property insurance expense of $24.5 million due to a reversal in June 2001, upon recommendation from the APSC, of ice storm costs previously charged to expense in December 2000 (these costs are now reflected as regulatory assets on Entergy Arkansas' balance sheet);
     o a decrease in outside service expense of $10.5 million due to decreased transition to competition support costs, lower legal expenses, and decreased information technology maintenance costs; and
     o a decrease in overhead line maintenance expense of $9.6 million primarily due to decreased vegetation maintenance spending.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Depreciation and amortization

      Depreciation and amortization expenses increased for the three and nine months ended September 30, 2001 primarily due to net capital additions, most notably the ANO 2 replacement steam generators placed in service in late 2000.

Other regulatory charges (credits)

      Other regulatory charges decreased for the three months ended September 30, 2001 primarily due to a lower adjustment to the transition cost account made in 2001 as a result of the 2000 excess earnings review, compared to the adjustment made in September 2000. The transition cost account is further discussed in Note 2 to the financial statements.

      Other regulatory charges increased for the nine months ended September 30, 2001 primarily due to an increase in the Grand Gulf 1 rider, which allows for increased recovery of Grand Gulf 1 costs effective January 2001.

Other

Other income

     Other income decreased for the three and nine months ended September 30, 2001 primarily due to a decrease in the allowance for equity funds used during construction due to a lower construction work in progress balance during 2001 compared to the same period in 2000. The construction balance was lower because the ANO 2 replacement steam generators were placed in service in late 2000. The decrease for the nine months ended was partially offset by increased interest income recorded on the deferred fuel balance.

Interest and other charges

      Interest and other charges increased for the three and nine months ended September 30, 2001 due to:

     o interest expense on intercompany money pool borrowings;
     o interest expense on a $63 million credit facility obtained in January 2001; and
     o a decrease in the allowance for borrowed funds used during construction because of the lower construction work in progress balance during 2001.

Income taxes

      The effective income tax rates for the three months ended September 30, 2001 and 2000 were 40.9% and 43.2%, respectively. The effective income tax rates for the nine months ended September 30, 2001 and 2000 were 41.1% and 41.0%, respectively. The decrease in the effective tax rate for the three months ended was primarily due to a decrease in flow-through items and permanent tax differences.

                          ENTERGY ARKANSAS, INC.
                            INCOME STATEMENTS
      For the Three and Nine Months Ended September 30, 2001 and 2000
                               (Unaudited)

                                                           Three Months Ended      Nine Months Ended
                                                            2001       2000        2001         2000
                                                            (In Thousands)           (In Thousands)
                  OPERATING REVENUES
Domestic electric                                         $541,556    $548,156  $1,388,463   $1,342,856
                                                          --------    --------  ----------   ----------
                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              120,003      74,804     298,165      224,660
   Purchased power                                          76,528     179,587     321,038      398,547
   Nuclear refueling outage expenses                         7,079       6,439      21,616       19,317
   Other operation and maintenance                         113,089     119,822     249,913      295,330
Decommissioning                                                 18       2,595          15        1,882
Taxes other than income taxes                                8,259      10,664      25,687       28,359
Depreciation and amortization                               45,245      42,539     131,268      125,535
Other regulatory charges (credits) - net                     7,797      17,789       1,458       (4,381)
                                                          --------    --------  ----------   ----------
TOTAL                                                      378,018     454,239   1,049,160    1,089,249
                                                          --------    --------  ----------   ----------

OPERATING INCOME                                           163,538      93,917     339,303      253,607
                                                          --------    --------  ----------   ----------

                     OTHER INCOME
Allowance for equity funds used during construction          1,858       4,416       4,497       11,836
Miscellaneous - net                                            457         963       5,240        3,201
                                                          --------    --------  ----------   ----------
TOTAL                                                        2,315       5,379       9,737       15,037
                                                          --------    --------  ----------   ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                  23,171      21,611      67,475       65,745
Other interest - net                                         3,239       1,915      11,744        6,323
Distributions on preferred securities of subsidiary          1,275       1,275       3,825        3,825
Allowance for borrowed funds used during construction       (1,187)     (2,888)     (2,902)      (7,704)
                                                          --------    --------  ----------   ----------
TOTAL                                                       26,498      21,913      80,142       68,189
                                                          --------    --------  ----------   ----------

INCOME BEFORE INCOME TAXES                                 139,355      77,383     268,898      200,455

Income taxes                                                56,954      33,461     110,481       82,242
                                                          --------    --------  ----------   ----------

NET INCOME                                                  82,401      43,922     158,417      118,213

Preferred dividend requirements and other                    1,912       1,944       5,800        5,832
                                                          --------    --------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                               $80,489     $41,978    $152,617     $112,381
                                                          ========    ========  ==========   ==========
See Notes to Financial Statements.


                            ENTERGY ARKANSAS, INC.
                           STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)

                                                                2001         2000
                                                                  (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                     $158,417     $118,213
Noncash items included in net income:
  Other regulatory charges (credits) - net                        1,458       (4,381)
  Depreciation, amortization, and decommissioning               131,283      127,417
  Deferred income taxes and investment tax credits              (50,323)      (3,908)
  Allowance for equity funds used during construction            (4,497)     (11,836)
Changes in working capital:
  Receivables                                                  (218,974)     (61,827)
  Fuel inventory                                                 (8,605)      (5,752)
  Accounts payable                                             (111,262)     (25,791)
  Taxes accrued                                                 151,757       32,794
  Interest accrued                                              (11,228)       3,592
  Deferred fuel costs                                            66,973       27,682
  Other working capital accounts                                 62,753       24,602
Provision for estimated losses and reserves                      (4,536)        (396)
Changes in other regulatory assets                              (57,723)      (4,760)
Other                                                            80,979       46,049
                                                               --------     --------
Net cash flow provided by operating activities                  186,472      261,698
                                                               --------     --------

                 INVESTING ACTIVITIES
Construction expenditures                                      (189,883)    (250,643)
Allowance for equity funds used during construction               4,497       11,836
Nuclear fuel purchases                                          (19,103)     (32,938)
Proceeds from sale/leaseback of nuclear fuel                     19,103       32,938
Decommissioning trust contributions and realized
    change in trust assets                                       (6,569)     (10,367)
Other regulatory investments                                    (13,834)     (59,354)
                                                               --------     --------
Net cash flow used in investing activities                     (205,789)    (308,528)
                                                               --------     --------

                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                     98,919       99,389
Dividends paid:
  Common stock                                                  (59,100)     (44,600)
  Preferred stock                                                (5,832)      (3,803)
                                                               --------     --------
Net cash flow provided by financing activities                   33,987       50,986
                                                               --------     --------

Net increase in cash and cash equivalents                        14,670        4,156

Cash and cash equivalents at beginning of period                  7,838        6,862
                                                               --------     --------

Cash and cash equivalents at end of period                      $22,508      $11,018
                                                               ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                          $90,297      $63,290
  Income taxes                                                      ($3)     $46,455
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                ($17,087)     $13,953

See Notes to Financial Statements.


                           ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                                  ASSETS
                  September 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                          2001        2000
                                                                           (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents                                                 $22,508       $7,838
Accounts receivable:
  Customer                                                                131,333       98,550
  Allowance for doubtful accounts                                          (1,667)      (1,667)
  Associated companies                                                    222,991       22,286
  Other                                                                    13,498       26,221
  Accrued unbilled revenues                                                64,096       65,887
                                                                       ----------   ----------
    Total accounts receivable                                             430,251      211,277
                                                                       ----------   ----------
Deferred fuel costs                                                        49,831      102,970
Accumulated deferred income taxes                                           3,292            -
Fuel inventory - at average cost                                           18,414        9,809
Materials and supplies - at average cost                                   74,796       80,682
Deferred nuclear refueling outage costs                                    21,587       23,541
Prepayments and other                                                       8,461        5,540
                                                                       ----------   ----------
TOTAL                                                                     629,140      441,657
                                                                       ----------   ----------

               OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                       11,217       11,217
Decommissioning trust funds                                               345,334      355,852
Non-utility property - at cost (less accumulated depreciation)              1,466        1,469
Other - at cost (less accumulated depreciation)                             2,976        3,032
                                                                       ----------   ----------
TOTAL                                                                     360,993      371,570
                                                                       ----------   ----------

                       UTILITY PLANT
Electric                                                                5,345,434    5,274,066
Property under capital lease                                               38,609       40,289
Construction work in progress                                             170,606       87,389
Nuclear fuel under capital lease                                           78,282      107,023
Nuclear fuel                                                                9,138        6,720
                                                                       ----------   ----------
TOTAL UTILITY PLANT                                                     5,642,069    5,515,487
Less - accumulated depreciation and amortization                        2,616,432    2,534,463
                                                                       ----------   ----------
UTILITY PLANT - NET                                                     3,025,637    2,981,024
                                                                       ----------   ----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                         174,853      162,952
  Unamortized loss on reacquired debt                                      41,703       44,428
  Other regulatory assets                                                 267,627      221,805
Other                                                                       8,686        4,775
                                                                       ----------   ----------
TOTAL                                                                     492,869      433,960
                                                                       ----------   ----------

TOTAL ASSETS                                                           $4,508,639   $4,228,211
                                                                       ==========   ==========
See Notes to Financial Statements.


                          ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                 September 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                 2001        2000
                                                                  (In Thousands)
                CURRENT LIABILITIES
Currently maturing long-term debt                                $85,000         $100
Notes payable                                                        667          667
Accounts payable:
  Associated companies                                           108,768       94,776
  Other                                                          106,059      231,313
Customer deposits                                                 31,856       29,775
Taxes accrued                                                    192,020       40,263
Accumulated deferred income taxes                                      -       55,127
Interest accrued                                                  16,396       27,624
Obligations under capital leases                                  46,158       45,962
Other                                                             71,938       14,942
                                                              ----------   ----------
TOTAL                                                            658,862      540,549
                                                              ----------   ----------

      DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                742,847      715,891
Accumulated deferred investment tax credits                       84,495       88,264
Obligations under capital leases                                  70,734      101,350
Transition to competition                                        142,923      119,553
Accumulated provisions                                            37,857       42,393
Other                                                            101,204       64,267
                                                              ----------   ----------
TOTAL                                                          1,180,060    1,131,718
                                                              ----------   ----------

Long-term debt                                                 1,259,967    1,239,712
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                60,000       60,000

               SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                             116,350      116,350
Common stock, $0.01 par value, authorized 325,000,000
   shares; issued and outstanding 46,980,196 shares in 2001
   and 2000                                                          470          470
Paid-in capital                                                  591,127      591,127
Retained earnings                                                641,803      548,285
                                                              ----------   ----------
TOTAL                                                          1,349,750    1,256,232
                                                              ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,508,639   $4,228,211
                                                              ==========   ==========
See Notes to Financial Statements.


                          ENTERGY ARKANSAS, INC.
                         SELECTED OPERATING RESULTS
        For the Three and Nine Months Ended September 30, 2001 and 2000
                                (Unaudited)


                                     Three Months Ended   Increase/
          Description              2001         2000     (Decrease)      %
                                      (In Millions)
Electric Operating Revenues:
  Residential                      $ 207.4      $ 209.6       ($2.2)      (1)
  Commercial                         103.8         99.1         4.7        5
  Industrial                         109.2        106.4         2.8        3
  Governmental                         4.7          4.4         0.3        7
                                  --------     --------     -------
    Total retail                     425.1        419.5         5.6        1
  Sales for resale
     Associated companies             63.3         59.1         4.2        7
     Non-associated companies         57.1         65.7        (8.6)     (13)
  Other                               (3.9)         3.9        (7.8)    (200)
                                  --------     --------     -------
    Total                          $ 541.6      $ 548.2       ($6.6)      (1)
                                  ========     ========     =======
Billed Electric Energy
 Sales (GWH):
  Residential                        2,332        2,424         (92)      (4)
  Commercial                         1,608        1,615          (7)       -
  Industrial                         1,923        2,020         (97)      (5)
  Governmental                          71           70           1        1
                                  --------     --------     -------
    Total retail                     5,934        6,129        (195)      (3)
  Sales for resale
     Associated companies            1,673        1,216         457       38
     Non-associated companies        1,320        1,341         (21)      (2)
                                  --------     --------     -------
    Total                            8,927        8,686         241        3
                                  ========     ========     =======

                                   Nine Months Ended      Increase/
          Description              2001         2000     (Decrease)      %
                                      (In Millions)
Electric Operating Revenues:
  Residential                      $ 471.7      $ 439.7      $ 32.0        7
  Commercial                         253.2        233.5        19.7        8
  Industrial                         279.2        264.0        15.2        6
  Governmental                        12.4         11.4         1.0        9
                                  --------     --------     -------
    Total retail                   1,016.5        948.6        67.9        7
  Sales for resale
     Associated companies            183.1        197.6       (14.5)      (7)
     Non-associated companies        164.7        156.6         8.1        5
  Other                               24.2         40.1       (15.9)     (40)
                                  --------     --------     -------
    Total                        $ 1,388.5    $ 1,342.9      $ 45.6        3
                                  ========     ========     =======
Billed Electric Energy
 Sales (GWH):
  Residential                        5,568        5,276         292        6
  Commercial                         3,971        3,851         120        3
  Industrial                         5,270        5,386        (116)      (2)
  Governmental                         188          182           6        3
                                  --------     --------     -------
    Total retail                    14,997       14,695         302        2
  Sales for resale
     Associated companies            4,753        5,481        (728)     (13)
     Non-associated companies        3,947        3,832         115        3
                                  --------     --------     -------
    Total                           23,697       24,008        (311)      (1)
                                  ========     ========     =======

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 primarily due to decreased net revenue and increased interest expense, partially offset by decreased other operation and maintenance expenses.

     Net income decreased slightly for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 as a result of decreased net revenue and increased interest expense, largely offset by increased interest income and decreased other operation and maintenance expenses.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the three and nine months ended September 30, 2001 are as follows:

                                     Three Months Ended       Nine Months Ended
           Description               Increase/(Decrease)    Increase/(Decrease)
                                                   (In Millions)

Base rate changes                            ($2.1)                 ($3.0)
Fuel cost recovery                            (3.6)                 317.0
Sales volume/weather                         (17.1)                  (5.5)
Other revenue (including unbilled)           (60.6)                 (73.1)
Sales for resale                             (18.9)                  31.8
                                           -------                 ------
   Total                                   ($102.3)                $267.2
                                           =======                 ======

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

     Fuel cost recovery revenues decreased $39.8 million for the three months ended September 30, 2001 in the Louisiana jurisdiction of Entergy Gulf States due to lower fuel and purchased power costs. Fuel cost recovery revenues increased $36.2 million for the three months ended September 30, 2001 in the Texas jurisdiction of Entergy Gulf States due to a higher fixed fuel factor and due to a fuel recovery surcharge which became effective in February 2001.

     Fuel  cost  recovery  revenues increased for the  nine  months  ended
September 30, 2001 in both operational jurisdictions of Entergy Gulf States. In the Louisiana jurisdiction, fuel recovery revenues increased $204 million for the nine months ended September 30, 2001 due to the recovery through the fuel adjustment clause of higher fuel and purchased power costs from early 2001. In the Louisiana jurisdiction, these fuel costs are recovered on a two-month lag. In the Texas jurisdiction, fuel cost recovery revenues increased $113 million for the nine months ended September 30, 2001 due to increases in the fixed fuel factor in August
2000 and March 2001 and due to a fuel recovery surcharge which became effective in February 2001.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales volume/weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. Lower electric sales volume reduced revenues for the three months ended September 30, 2001 primarily due to less favorable weather. The effect of milder-than-normal summer weather in the third quarter of 2001 decreased electric sales volume by 338 GWH in the residential and commercial sectors. Lower usage in the industrial sector of 533 GWH and 612 GWH for the three and nine months ended, respectively, contributed to the decrease in electric sales.

Other revenue (including unbilled)

      Unbilled revenue decreased $61 million for the three months ended September 30, 2001 due to the effect of fuel prices in the Louisiana jurisdiction in the period included in the September 2001 unbilled revenue calculation compared to the calculation in the prior period.

      Unbilled revenue decreased $69 million for the nine months ended September 30, 2001 due to the effect of fuel prices for the Louisiana jurisdiction and decreased volume for retail customers in the Louisiana and Texas jurisdictions and wholesale customers in the Texas jurisdiction.

Sales for resale

      Sales for resale decreased for the three months ended September 30, 2001 primarily due to decreased sales volume to affiliated customers and to adjoining utility systems and due to decreased prices for resale electricity.

     Sales for resale increased for the nine months ended September 30, 2001 primarily due to increased sales volume to municipal and co-op customers and due to increased prices for resale electricity.

     Included in the sales for resale is the sale to adjoining utility systems of power from the 30% share of River Bend acquired from Cajun, which is not subject to state rate regulation.

Gas operating revenues

     Gas operating revenues increased for the nine months ended September 30, 2001 due to a 76% average increase in the market price of natural gas, particularly during the first and second quarters of 2001, and due to increased sales volume, primarily during the first quarter of 2001. The increase in gas revenues was largely offset by increased expense for gas purchased for resale.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses increased for the nine months ended September 30, 2001 due to:

     o higher market prices for purchased power; and
     o higher market prices for natural gas, which increased 23% over the same period of 2000.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other operation and maintenance

     Other operation and maintenance expenses decreased for the three months ended September 30, 2001 primarily due to:

     o the disposal of low-level radioactive waste in 2000 of $4.0 million;
     o a decrease in legal expenses of $1.9 million related to the unbundling of services for transition to competition;
     o a decrease in maintenance of overhead lines of $1.6 million; and
     o a decrease in expenses for injuries and damages of $1.1 million.

Other regulatory credits

      Other regulatory credits increased for the three and nine months ended September 30, 2001 primarily due to the amount of capacity charges included in purchased power costs for the summers of 2000 and 2001 that Entergy Gulf States deferred and expects to recover in the future.

Other

Other income

      Other income increased $9.6 million for the nine months ended September 30, 2001 primarily due to increased interest income recorded on the deferred fuel balance.

Interest and other charges

      Interest expense increased for the three months ended September 30, 2001 primarily due to an adjustment to the liability for deferred compensation for certain former Entergy Gulf States employees in accord with an actuarial study.

      Interest expense increased for the nine months ended September 30, 2001 primarily due to:

     o the issuance of $300 million of long-term debt in June 2000 and the net issuance of an additional $177 million of long-term debt in August 2001;
     o increased interest expense on refund provisions; and
     o an adjustment to the liability for deferred compensation for certain former Entergy Gulf States employees in accord with an actuarial study.

Income taxes

     The effective income tax rates for the three months ended September 30, 2001 and 2000 were 36.2% and 38.2%, respectively. The effective income tax rates for the nine months ended September 30, 2001 and 2000 were 36.1% and 37.0%, respectively.

                        ENTERGY GULF STATES, INC.
                           INCOME STATEMENTS
      For the Three and Nine Months Ended September 30, 2001 and 2000
                              (Unaudited)

                                                          Three Months Ended       Nine Months Ended
                                                           2001       2000       2001           2000
                                                            (In Thousands)          (In Thousands)
                 OPERATING REVENUES
Domestic electric                                        $708,951   $811,265   $2,129,424    $1,862,171
Natural gas                                                 5,537      5,887       50,434        24,584
                                                         --------   --------   ----------    ----------
TOTAL                                                     714,488    817,152    2,179,858     1,886,755
                                                         --------   --------   ----------    ----------

                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                             281,276    279,411      881,440       639,950
   Purchased power                                        136,703    141,226      404,558       328,506
   Nuclear refueling outage expenses                        2,680      4,990        8,792        13,573
   Other operation and maintenance                        107,991    116,480      309,404       313,720
Decommissioning                                             1,562      1,568        4,685         4,705
Taxes other than income taxes                              32,028     35,295       90,587        90,053
Depreciation and amortization                              48,683     47,599      143,634       140,977
Other regulatory credits - net                            (16,038)      (955)     (23,393)      (12,746)
Amortization of rate deferrals                              1,402      1,402        4,205         4,205
                                                         --------   --------   ----------    ----------
TOTAL                                                     596,287    627,016    1,823,912     1,522,943
                                                         --------   --------   ----------    ----------

OPERATING INCOME                                          118,201    190,136      355,946       363,812
                                                         --------   --------   ----------    ----------

                    OTHER INCOME
Allowance for equity funds used during construction         2,650      2,189        6,817         5,675
Gain on sale of assets                                        623        549        1,811         1,595
Miscellaneous - net                                         4,957      4,910       16,609         8,320
                                                         --------   --------   ----------    ----------
TOTAL                                                       8,230      7,648       25,237        15,590
                                                         --------   --------   ----------    ----------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                 37,359     39,036      115,511       106,225
Other interest - net                                        7,844      1,415       12,038         4,524
Distributions on preferred securities of subsidiary         1,859      1,859        5,578         5,578
Allowance for borrowed funds used during construction      (2,704)    (1,973)      (6,858)       (5,185)
                                                         --------   --------   ----------    ----------
TOTAL                                                      44,358     40,337      126,269       111,142
                                                         --------   --------   ----------    ----------

INCOME BEFORE INCOME TAXES                                 82,073    157,447      254,914       268,260

Income taxes                                               29,720     60,122       92,133        99,363
                                                         --------   --------   ----------    ----------

NET INCOME                                                 52,353     97,325      162,781       168,897

Preferred dividend requirements and other                   1,201      1,349        3,782         8,668
                                                         --------   --------   ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                              $51,152    $95,976     $158,999      $160,229
                                                         ========   ========   ==========    ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 2001 and 2000
                              (Unaudited)

                                                                2001         2000
                                                                  (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                     $162,781     $168,897
Noncash items included in net income:
  Amortization of rate deferrals                                  4,205        4,205
  Reserve for regulatory adjustments                            (22,880)     (82,637)
  Other regulatory credits - net                                (23,393)     (12,746)
  Depreciation, amortization, and decommissioning               148,319      145,682
  Deferred income taxes and investment tax credits              (17,478)      19,866
  Allowance for equity funds used during construction            (6,817)      (5,675)
  Gain on sale of assets                                         (1,811)      (1,595)
Changes in working capital:
  Receivables                                                   (69,940)    (129,735)
  Fuel inventory                                                (17,057)      (2,515)
  Accounts payable                                             (163,428)       4,179
  Taxes accrued                                                 120,593       95,878
  Interest accrued                                                5,776       20,172
  Deferred fuel costs                                           118,427       (1,240)
  Other working capital accounts                                 15,914       12,769
Provision for estimated losses and reserves                      (4,539)      (3,195)
Changes in other regulatory assets                              (31,610)     (27,392)
Other                                                            31,876       37,427
                                                               --------     --------
Net cash flow provided by operating activities                  248,938      242,345
                                                               --------     --------

                 INVESTING ACTIVITIES
Construction expenditures                                      (224,101)    (195,304)
Allowance for equity funds used during construction               6,817        5,675
Nuclear fuel purchases                                           (3,937)     (34,707)
Proceeds from sale/leaseback of nuclear fuel                      3,937       34,150
Decommissioning trust contributions and realized
    change in trust assets                                       (9,245)      (8,364)
Changes in other temporary investments - net                    (75,777)           -
Other regulatory investments                                    (22,628)     (80,516)
                                                               --------     --------
Net cash flow used in investing activities                     (324,934)    (279,066)
                                                               --------     --------

                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                    300,000      298,855
Retirement of:
  Long-term debt                                               (122,750)           -
  Redemption of preferred stock                                  (4,574)    (156,260)
Dividends paid:
  Common stock                                                  (78,500)     (73,400)
  Preferred stock                                                (3,830)      (9,540)
                                                               --------     --------
Net cash flow provided by financing activities                   90,346       59,655
                                                               --------     --------

Net increase in cash and cash equivalents                        14,350       22,934

Cash and cash equivalents at beginning of period                 68,279       32,312
                                                               --------     --------

Cash and cash equivalents at end of period                      $82,629      $55,246
                                                               ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                         $117,903      $91,865
  Income taxes                                                     $920       $7,659
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                ($10,172)     $15,500

See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                                 ASSETS
                 September 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                        2001        2000
                                                                         (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $23,419     $10,726
  Temporary cash investments - at cost,
    which approximates market                                            59,210      57,553
                                                                     ----------  ----------
        Total cash and cash equivalents                                  82,629      68,279
                                                                     ----------  ----------
Other temporary investments                                              75,777           -
Accounts receivable:
  Customer                                                              143,924     125,412
  Allowance for doubtful accounts                                        (2,131)     (2,131)
  Associated companies                                                   83,714      27,660
  Other                                                                  34,610      22,837
  Accrued unbilled revenues                                             119,985     136,384
                                                                     ----------  ----------
    Total accounts receivable                                           380,102     310,162
                                                                     ----------  ----------
Deferred fuel costs                                                     192,327     288,126
Fuel inventory - at average cost                                         54,315      37,258
Materials and supplies - at average cost                                 96,687     100,018
Rate deferrals                                                            1,402       5,606
Prepayments and other                                                    24,562      22,332
                                                                     ----------  ----------
TOTAL                                                                   907,801     831,781
                                                                     ----------  ----------

              OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                             242,628     243,555
Non-utility property - at cost (less accumulated depreciation)          194,425     194,422
Other - at cost (less accumulated depreciation)                          16,100      14,826
                                                                     ----------  ----------
TOTAL                                                                   453,153     452,803
                                                                     ----------  ----------

                      UTILITY PLANT
Electric                                                              7,612,205   7,574,905
Property under capital lease                                             30,355      38,564
Natural gas                                                              58,865      56,163
Construction work in progress                                           261,008     144,814
Nuclear fuel under capital lease                                         48,990      57,472
                                                                     ----------  ----------
TOTAL UTILITY PLANT                                                   8,011,423   7,871,918
Less - accumulated depreciation and amortization                      3,753,230   3,680,662
                                                                     ----------  ----------
UTILITY PLANT - NET                                                   4,258,193   4,191,256
                                                                     ----------  ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                       413,360     403,934
  Unamortized loss on reacquired debt                                    35,216      37,903
  Other regulatory assets                                               191,589     169,405
Long-term receivables                                                    27,360      29,586
Other                                                                    23,504      17,349
                                                                     ----------  ----------
TOTAL                                                                   691,029     658,177
                                                                     ----------  ----------

TOTAL ASSETS                                                         $6,310,176  $6,134,017
                                                                     ==========  ==========
See Notes to Financial Statements.


                         ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                September 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                       2001        2000
                                                                        (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                     $150,000     $122,750
Accounts payable:
  Associated companies                                                  40,691       66,312
  Other                                                                120,722      258,529
Customer deposits                                                       43,468       37,489
Taxes accrued                                                          252,961      132,368
Accumulated deferred income taxes                                       47,905       94,032
Nuclear refueling outage costs                                          16,163       10,209
Interest accrued                                                        49,315       43,539
Obligations under capital leases                                        41,130       42,524
Other                                                                   24,109       19,418
                                                                    ----------   ----------
TOTAL                                                                  786,464      827,170
                                                                    ----------   ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                    1,162,627    1,115,119
Accumulated deferred investment tax credits                            165,575      171,000
Obligations under capital leases                                        38,214       53,512
Other regulatory liabilities                                                 -          669
Decommissioning                                                        145,076      142,604
Transition to competition                                               79,098       72,381
Regulatory reserves                                                     38,085       60,965
Accumulated provisions                                                  62,865       67,404
Other                                                                   81,380       98,501
                                                                    ----------   ----------
TOTAL                                                                1,772,920    1,782,155
                                                                    ----------   ----------

Long-term debt                                                       1,959,054    1,808,879
Preferred stock with sinking fund                                       26,185       30,758
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                      85,000       85,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                    47,677       47,677
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2001 and 2000           114,055      114,055
Paid-in capital                                                      1,153,253    1,153,195
Retained earnings                                                      365,568      285,128
                                                                    ----------   ----------
TOTAL                                                                1,680,553    1,600,055
                                                                    ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $6,310,176   $6,134,017
                                                                    ==========   ==========
See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                          SELECTED OPERATING RESULTS
       For the Three and Nine Months Ended September 30, 2001 and 2000
                               (Unaudited)


                                    Three Months Ended  Increase/
          Description             2001         2000    (Decrease)       %
                                     (In Millions)
Electric Operating Revenues:
  Residential                     $ 256.8     $ 237.8      $ 19.0          8
  Commercial                        159.9       133.2        26.7         20
  Industrial                        208.6       221.8       (13.2)        (6)
  Governmental                        9.6         7.7         1.9         25
                                  -------     -------      ------
    Total retail                    634.9       600.5        34.4          6
  Sales for resale
     Associated companies            40.0        63.5       (23.5)       (37)
     Non-associated companies        36.2        31.6         4.6         15
  Other                              (2.1)      115.7      (117.8)      (102)
                                  -------     -------     -------
    Total                         $ 709.0     $ 811.3     ($102.3)       (13)
                                  =======     =======     =======
Billed Electric Energy
 Sales (GWH):
  Residential                       3,045       3,340        (295)        (9)
  Commercial                        2,238       2,290         (52)        (2)
  Industrial                        3,948       4,481        (533)       (12)
  Governmental                        121         122          (1)        (1)
                                  -------     -------     -------
    Total retail                    9,352      10,233        (881)        (9)
  Sales for resale
     Associated companies             557         769        (212)       (28)
     Non-associated companies         801         698         103         15
                                  -------     -------     -------
    Total                          10,710      11,700        (990)        (8)
                                  =======     =======     =======

                                  Nine Months Ended     Increase/
          Description             2001         2000    (Decrease)       %
                                     (In Millions)
Electric Operating Revenues:
  Residential                     $ 639.6     $ 534.7     $ 104.9         20
  Commercial                        461.9       362.3        99.6         27
  Industrial                        774.4       614.5       159.9         26
  Governmental                       29.9        23.5         6.4         27
                                  -------     -------     -------
    Total retail                  1,905.8     1,535.0       370.8         24
  Sales for resale
     Associated companies            69.3        81.9       (12.6)       (15)
     Non-associated companies       120.8        76.4        44.4         58
  Other                              33.5       168.9      (135.4)       (80)
                                  -------     -------     -------
    Total                       $ 2,129.4   $ 1,862.2     $ 267.2         14
                                =========   =========     =======
Billed Electric Energy
 Sales (GWH):
  Residential                       7,188       7,274         (86)        (1)
  Commercial                        5,819       5,795          24          -
  Industrial                       12,784      13,396        (612)        (5)
  Governmental                        342         336           6          2
                                  -------     -------     -------
    Total retail                   26,133      26,801        (668)        (2)
  Sales for resale
     Associated companies           1,005       1,205        (200)       (17)
     Non-associated companies       2,496       2,266         230         10
                                  -------     -------     -------
    Total                          29,634      30,272        (638)        (2)
                                  =======     =======     =======

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 primarily due to receipt of a final FERC order that will result in a refund from System Energy. The accounting entries necessary to record the effects of the order reduced purchased power expenses. See Note 2 to the financial statements for further discussion of System Energy's rate proceeding. Increased regulatory credits also increased net income, and the increase was partially offset by decreased net revenue.

     Net income decreased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to decreased net revenue and increased interest expense, partially offset by the effect of the final FERC order in the System Energy rate proceeding, increased regulatory credits, and decreased other operation and maintenance expenses.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2001 are as follows:

                                  Three Months Ended      Nine Months Ended
           Description            Increase/(Decrease)    Increase/(Decrease)
                                                (In Millions)

Base rate changes                         $0.3                  ($7.6)
Fuel cost recovery                      (169.1)                 166.2
Sales volume/weather                     (27.0)                 (27.1)
Other revenue (including unbilled)       (45.7)                 (72.6)
Sales for resale                          (7.3)                  (5.9)
                                       -------                  -----
   Total                               ($248.8)                 $53.0
                                       =======                  =====

Base rate changes

      Base rate changes decreased for the nine months ended September 30, 2001 primarily due to additional formula rate plan reductions effective August 2000, partially offset by higher prices for special-use industrial customers as a result of decreased usage which is reflected in sales volume/weather.

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

      Fuel cost recovery revenues decreased for the three months ended September 30, 2001 primarily due to decreased fuel and purchased power expenses as a result of decreased market prices of natural gas and purchased power in addition to fuel-related refunds that occurred in July through September 2001. See Note 2 to the financial statements herein for a discussion of the fuel-related refunds.

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     Fuel cost recovery revenues increased for the nine months ended September 30, 2001 due to the recovery through the fuel adjustment clause of higher fuel and purchased power expenses. The increase in fuel and purchased power expenses was primarily due to the increased market prices of natural gas and purchased power early in 2001.

Sales volume/weather

     Lower electric sales volume reduced revenues for the three and nine months ended September 30, 2001 because of decreased usage of 114 GWH and 599 GWH, respectively, in the industrial sector. The decreased usage in the industrial sector resulted in higher rates for that sector, which is reflected in base rate changes. Electric sales vary seasonally in response to weather and usually peak in the summer. The effect of milder-than-normal summer weather also decreased usage by 404 GWH and 230 GWH for the three and nine months ended, respectively, in the residential and commercial sectors.

Other revenue (including unbilled)

      Unbilled revenue decreased $51.2 million and $78.6 million for the three and nine months ended September 30, 2001, respectively, primarily due to the effect of lower fuel prices for the period included in the September 2001 unbilled revenue calculation compared to the calculation in the prior year.

Sales for resale

      Sales for resale decreased for the three and nine months ended September 30, 2001 primarily due to a decrease in sales volume as a result of decreased generation, coupled with a decrease in the average market price of energy.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the three months ended September 30, 2001 primarily due to:

     o decreased market prices of natural gas and purchased power;
     o decreased generation requirements; and
     o the reduction of $67.5 million in purchased power expenses as a result of the FERC-ordered refund from System Entergy.

     Fuel and purchased power expenses increased for the nine months ended September 30, 2001 primarily due to higher market prices of natural gas and purchased power early in 2001, partially offset by the FERC-ordered refund from System Energy and decreased generation requirements.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the nine months ended September 30, 2001 primarily due to a decrease of $7.0 million in plant maintenance expenses as a result of prior year maintenance outages at Waterford 3 and certain fossil plants.

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other regulatory charges (credits)

      Other regulatory credits increased for the three and nine months ended September 30, 2001 primarily due to the amount of capacity charges included in purchased power costs for the summers of 2000 and 2001 that Entergy Louisiana deferred and expects to recover in the future.

Other

Other income

      Other income decreased for the three months ended September 30, 2001 primarily due to a decrease in interest recorded on deferred fuel balances.

Interest and other charges

      Other interest increased for the three and nine months ended September 30, 2001 primarily due to interest accrued on reserves provided for fuel-related refunds that were refunded in July through September 2001.

Income taxes

      The effective income tax rates for the three months ended September 30, 2001 and 2000 were 39.3% and 39.5%, respectively. The effective income tax rates for the nine months ended September 30, 2001 and 2000 were 40.1% and 40.2%, respectively.

                        ENTERGY LOUISIANA, INC.
                           INCOME STATEMENTS
  For the Three and Nine Months Ended September 30, 2001 and 2000
                              (Unaudited)

                                                         Three Months Ended      Nine Months Ended
                                                         2001        2000        2001         2000
                                                          (In Thousands)           (In Thousands)
                OPERATING REVENUES
Domestic electric                                       $473,342    $722,175  $1,570,040   $1,517,063
                                                        --------    --------  ----------   ----------
                OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                             93,989     235,362     518,458      367,301
   Purchased power                                        69,841     160,360     337,831      394,479
   Nuclear refueling outage expenses                       3,050       3,410       9,574       10,230
   Other operation and maintenance                        76,131      77,435     217,214      225,608
Decommissioning                                            2,606       2,606       7,818        7,817
Taxes other than income taxes                             20,314      21,173      57,031       55,889
Depreciation and amortization                             44,016      42,700     129,460      127,029
Other regulatory charges (credits) - net                 (29,133)        240     (28,053)         720
                                                        --------    --------  ----------   ----------
TOTAL                                                    280,814     543,286   1,249,333    1,189,073
                                                        --------    --------  ----------   ----------

OPERATING INCOME                                         192,528     178,889     320,707      327,990
                                                        --------    --------  ----------   ----------

                   OTHER INCOME
Allowance for equity funds used during construction        1,301       1,373       3,462        3,252
Gain on sale of assets                                         -           -         152            -
Miscellaneous - net                                          664       2,641       3,344        3,184
                                                        --------    --------  ----------   ----------
TOTAL                                                      1,965       4,014       6,958        6,436
                                                        --------    --------  ----------   ----------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                                24,176      25,418      73,366       73,360
Other interest - net                                       2,368       1,212       9,455        5,158
Distributions on preferred securities of subsidiary        1,575       1,575       4,725        4,725
Allowance for borrowed funds used during construction       (987)     (1,046)     (2,619)      (2,914)

                                                        --------    --------  ----------   ----------
TOTAL                                                     27,132      27,159      84,927       80,329
                                                        --------    --------  ----------   ----------

INCOME BEFORE INCOME TAXES                               167,361     155,744     242,738      254,097

Income taxes                                              65,846      61,577      97,329      102,051
                                                        --------    --------  ----------   ----------

NET INCOME                                               101,515      94,167     145,409      152,046

Preferred dividend requirements and other                  1,061       2,378       5,818        7,135
                                                        --------    --------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                            $100,454     $91,789    $139,591     $144,911
                                                        ========    ========  ==========   ==========
See Notes to Financial Statements.


                           ENTERGY LOUISIANA, INC.
                          STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)

                                                                  2001         2000
                                                                   (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                       $145,409     $152,046
Noncash items included in net income:
  Reserve for regulatory adjustments                              (11,456)           -
  Other regulatory charges (credits) - net                        (28,053)         720
  Depreciation, amortization, and decommissioning                 137,278      134,846
  Deferred income taxes and investment tax credits                (55,380)      (1,395)
  Allowance for equity funds used during construction              (3,462)      (3,252)
  Gain on sale of assets                                             (152)           -
Changes in working capital:
  Receivables                                                     (21,389)    (141,381)
  Accounts payable                                                (97,696)     (65,280)
  Taxes accrued                                                   180,533      130,070
  Interest accrued                                                 (8,139)       9,015
  Deferred fuel costs                                             127,247      (69,348)
  Other working capital accounts                                  (68,284)      45,542
Provision for estimated losses and reserves                         1,499        3,378
Changes in other regulatory assets                                (31,841)      16,732
Other                                                              46,173        2,834
                                                                 --------     --------
Net cash flow provided by operating activities                    312,287      214,527
                                                                 --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                        (146,418)    (135,442)
Allowance for equity funds used during construction                 3,462        3,252
Nuclear fuel purchases                                                  -      (29,317)
Proceeds from sale/leaseback of nuclear fuel                            -       29,317
Decommissioning trust contributions and realized
    change in trust assets                                        (12,638)      (8,700)
Changes in other temporary investments - net                       (9,214)           -
                                                                 --------     --------
Net cash flow used in investing activities                       (164,808)    (140,890)
                                                                 --------     --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                            -      148,754
Retirement of:
  Long-term debt                                                  (35,088)    (100,000)
  Redemption of preferred stock                                   (35,000)           -
Dividends paid:
  Common stock                                                    (85,500)     (57,800)
  Preferred stock                                                  (7,369)      (7,135)
                                                                 --------     --------
Net cash flow used in financing activities                       (162,957)     (16,181)
                                                                 --------     --------

Net increase (decrease) in cash and cash equivalents              (15,478)      57,456

Cash and cash equivalents at beginning of period                   43,959        7,734
                                                                 --------     --------

Cash and cash equivalents at end of period                        $28,481      $65,190
                                                                 ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $91,077      $68,913
  Income taxes                                                       $550       $9,156
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                   ($4,792)      $4,396

See Notes to Financial Statements.


                          ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                                  ASSETS
                  September 30, 2001 and December 31, 2000
                                (Unaudited)

                                                                   2001         2000
                                                                    (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                              $21,844      $14,138
  Temporary cash investments - at cost,
    which approximates market                                         6,637       29,821
                                                                 ----------   ----------
        Total cash and cash equivalents                              28,481       43,959
                                                                 ----------   ----------
Other temporary investments                                           9,214            -
Notes receivable                                                          8        1,510
Accounts receivable:
  Customer                                                          101,075      111,292
  Allowance for doubtful accounts                                    (1,771)      (1,771)
  Associated companies                                               93,853       30,518
  Other                                                              10,717       13,698
  Accrued unbilled revenues                                         123,952      152,700
                                                                 ----------   ----------
    Total accounts receivable                                       327,826      306,437
                                                                 ----------   ----------
Deferred fuel costs                                                       -       84,051
Accumulated deferred income taxes                                    28,030            -
Materials and supplies - at average cost                             76,730       77,389
Deferred nuclear refueling outage costs                               7,115       16,425
Prepayments and other                                                11,098        9,996
                                                                 ----------   ----------
TOTAL                                                               488,502      539,767
                                                                 ----------   ----------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                 14,230       14,230
Decommissioning trust funds                                         118,109      110,263
Non-utility property - at cost (less accumulated depreciation)       21,716       21,700
                                                                 ----------   ----------
TOTAL                                                               154,055      146,193
                                                                 ----------   ----------

                     UTILITY PLANT
Electric                                                          5,416,378    5,357,920
Property under capital lease                                        238,427      238,427
Construction work in progress                                       133,640       85,299
Nuclear fuel under capital lease                                     39,019       63,923
                                                                 ----------   ----------
TOTAL UTILITY PLANT                                               5,827,464    5,745,569
Less - accumulated depreciation and amortization                  2,533,080    2,441,937
                                                                 ----------   ----------
UTILITY PLANT - NET                                               3,294,384    3,303,632
                                                                 ----------   ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                   209,176      204,810
  Unamortized loss on reacquired debt                                29,566       33,244
  Other regulatory assets                                            78,356       50,881
Long-term receivables                                                 1,510            -
Other                                                                16,713       10,882
                                                                 ----------   ----------
TOTAL                                                               335,321      299,817
                                                                 ----------   ----------

TOTAL ASSETS                                                     $4,272,262   $4,289,409
                                                                 ==========   ==========
See Notes to Financial Statements.


                        ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                September 30, 2001 and December 31, 2000
                              (Unaudited)

                                                                     2001         2000
                                                                      (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                    $170,368      $35,088
Accounts payable:
  Associated companies                                                 33,272       71,948
  Other                                                                85,821      144,841
Customer deposits                                                      61,108       60,227
Taxes accrued                                                         203,840       23,307
Accumulated deferred income taxes                                           -       20,545
Interest accrued                                                       27,397       35,536
Deferred fuel cost                                                     43,196            -
Obligations under capital leases                                       34,274       34,274
Other                                                                  23,105      102,614
                                                                   ----------   ----------
TOTAL                                                                 682,381      528,380
                                                                   ----------   ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     762,049      757,362
Accumulated deferred investment tax credits                           113,305      117,393
Obligations under capital leases                                        4,745       29,649
Regulatory reserves                                                         -       11,456
Accumulated provisions                                                 65,700       64,201
Other                                                                  75,920       61,724
                                                                   ----------   ----------
TOTAL                                                               1,021,719    1,041,785
                                                                   ----------   ----------

Long-term debt                                                      1,106,523    1,276,696
Preferred stock with sinking fund                                           -       35,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     70,000       70,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  100,500      100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2001
  and 2000                                                          1,088,900    1,088,900
Capital stock expense and other                                        (2,171)      (2,171)
Retained earnings                                                     204,410      150,319
                                                                   ----------   ----------
TOTAL                                                               1,391,639    1,337,548
                                                                   ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $4,272,262   $4,289,409
                                                                   ==========   ==========
See Notes to Financial Statements.



                         ENTERGY LOUISIANA, INC.
                        SELECTED OPERATING RESULTS
     For the Three and Nine Months Ended September 30, 2001 and 2000
                               (Unaudited)


                                     Three Months Ended   Increase/
          Description              2001         2000     (Decrease)       %
                                       (In Millions)
Electric Operating Revenues:
  Residential                      $ 192.8      $ 284.1      ($91.3)        (32)
  Commercial                         106.0        145.9       (39.9)        (27)
  Industrial                         149.7        219.7       (70.0)        (32)
  Governmental                         8.7         11.6        (2.9)        (25)
                                   -------      -------      ------
    Total retail                     457.2        661.3      (204.1)        (31)
  Sales for resale
     Associated companies              9.2         15.0        (5.8)        (39)
     Non-associated companies          7.8          9.3        (1.5)        (16)
  Other                               (0.8)        36.6       (37.4)       (102)
                                   -------      -------      ------
    Total                          $ 473.4      $ 722.2     ($248.8)        (34)
                                   =======      =======     =======
Billed Electric Energy
 Sales (GWH):
  Residential                        2,749        3,103        (354)        (11)
  Commercial                         1,572        1,650         (78)         (5)
  Industrial                         3,675        3,789        (114)         (3)
  Governmental                         132          131           1           1
                                   -------      -------      ------
    Total retail                     8,128        8,673        (545)         (6)
  Sales for resale
     Associated companies              108          152         (44)        (29)
     Non-associated companies          114          122          (8)         (7)
                                   -------      -------      ------
    Total                            8,350        8,947        (597)         (7)
                                   =======      =======      ======

                                   Nine Months Ended      Increase/
          Description              2001         2000     (Decrease)       %
                                      (In Millions)
Electric Operating Revenues:
  Residential                      $ 541.1      $ 546.4       ($5.3)         (1)
  Commercial                         342.0        324.1        17.9           6
  Industrial                         613.1        533.2        79.9          15
  Governmental                        31.5         27.9         3.6          13
                                 ---------    ---------      ------
    Total retail                   1,527.7      1,431.6        96.1           7
  Sales for resale
     Associated companies             20.6         15.7         4.9          31
     Non-associated companies         20.0         30.8       (10.8)        (35)
  Other                                1.7         38.9       (37.2)        (96)
                                 ---------    ---------      ------
    Total                        $ 1,570.0    $ 1,517.0      $ 53.0           3
                                 =========    =========      ======
Billed Electric Energy
 Sales (GWH):
  Residential                        6,532        6,775        (243)         (4)
  Commercial                         4,080        4,094         (14)           -
  Industrial                        10,832       11,431        (599)         (5)
  Governmental                         380          362          18           5
                                 ---------    ---------      ------
    Total retail                    21,824       22,662        (838)         (4)
  Sales for resale
     Associated companies              269          168         101          60
     Non-associated companies          289          435        (146)        (34)
                                 ---------    ---------      ------
    Total                           22,382       23,265        (883)         (4)
                                 =========    =========      ======



                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to decreased other operation and maintenance expenses and increased interest income, partially offset by decreased unbilled revenues and increased interest expense.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2001 are as follows:

                                    Three Months Ended    Nine Months Ended
           Description              Increase/(Decrease)   Increase/(Decrease)
                                                 (In Millions)

Base rate changes                         $4.2                    $3.2
Grand Gulf rate rider                     (9.6)                  (12.5)
Fuel cost recovery                        68.6                   136.0
Sales volume/weather                      (8.1)                   (1.0)
Other revenue (including unbilled)         1.8                    (2.5)
Sales for resale                          (0.3)                   65.3
                                         -----                  ------
   Total                                 $56.6                  $188.5
                                         =====                  ======


Base rate changes

      Base rate changes increased for the three and nine months ended September 30, 2001 primarily due to an annual rate increase of $5.6 million under the formula rate plan, which became effective May 2001.

Grand Gulf rate rider

     Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

     Grand Gulf rate rider revenue decreased for the three and nine months ended September 30, 2001 as a result of a lower rider which became effective October 2000.

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

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Fuel cost recovery revenues increased for the three and nine months ended September 30, 2001 primarily due to an increase in the energy cost recovery rider to collect the under-recovered fuel and purchased power costs incurred as of September 30, 2000. The recovery of $136.7 million, plus carrying charges, will occur over a 24-month period, which began in January 2001. The increase was also due to an additional increase in the energy cost recovery rider effective April 2001.

Sales volume/weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. Lower electric sales volume reduced revenues for the three months ended September 30, 2001 due to decreased usage of 310 GWH in the residential and commercial sectors as a result of milder-than-normal summer weather. The decrease was also due to decreased usage of 61 GWH in the industrial sector.

Sales for resale

      Sales for resale increased for the nine months ended September 30, 2001 primarily due to increased net generation resulting in more energy available for sale. The increase came from sales to affiliates, which are generally made at a low margin. The increase was partially offset by a decrease in the average market price of energy.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the three months ended September 30, 2001 primarily due to an over-recovery of fuel costs. The three months ended increase was partially offset by the decreased market price of natural gas.

     Fuel and purchased power increased for the nine months ended September 30, 2001 primarily due to the increased market prices of natural gas, oil, and purchased power.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the three and nine months ended September 30, 2001 primarily due to a decrease of $2.6 million and $11.5 million, respectively, in plant maintenance expenses due to outage costs at certain fossil plants in 2000. The nine months ended decrease was partially offset by the following:

     o increased charitable donations of $1.9 million; and
     o return to service costs of $1.0 million for the Natchez steam plant.

Other regulatory charges (credits)

      Other regulatory charges decreased for the three months ended September 30, 2001 primarily due to a smaller over-recovery of Grand Gulf costs.

      Other regulatory credits increased for the nine months ended September 30, 2001 primarily due to a greater under-recovery of Grand Gulf costs in 2001.

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other

Other income

      Interest income increased for the three and nine months ended September 30, 2001 primarily due to interest recorded on the deferred fuel balance as a result of an MPSC order providing for a 24-month recovery of the September 2000 under-recovered deferred fuel balance of $136.7 million.

Interest and other charges

      Interest on long-term debt increased for the nine months ended September 30, 2001 primarily due to the issuance of $120 million of long-term debt in February 2000 and the issuance of $70 million of long-term debt in January 2001.

Income taxes

      The effective income tax rates for the three months ended September 30, 2001 and 2000 were 36.7% and 37.2%, respectively. The effective income tax rates for the nine months ended September 30, 2001 and 2000 were 35.3% and 35.6%, respectively.


                        ENTERGY MISSISSIPPI, INC.
                            INCOME STATEMENTS
       For the Three and Nine Months Ended September 30, 2001 and 2000
                              (Unaudited)

                                                        Three Months Ended      Nine Months Ended
                                                        2001        2000        2001         2000
                                                         (In Thousands)           (In Thousands)
                OPERATING REVENUES
Domestic electric                                      $354,518    $297,966    $884,824     $696,346
                                                       --------    --------    --------     --------
                OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                           145,168      65,656     350,720      140,986
   Purchased power                                      104,352     111,677     282,190      283,544
   Other operation and maintenance                       40,230      42,390     112,951      121,093
Taxes other than income taxes                            12,962      12,906      36,027       34,174
Depreciation and amortization                            12,751      12,292      36,966       35,994
Other regulatory charges (credits) - net                  4,753      16,750     (14,502)       2,262
                                                       --------    --------    --------     --------
TOTAL                                                   320,216     261,671     804,352      618,053
                                                       --------    --------    --------     --------

OPERATING INCOME                                         34,302      36,295      80,472       78,293
                                                       --------    --------    --------     --------

                   OTHER INCOME
Allowance for equity funds used during construction         784         662       1,799        1,912
Miscellaneous - net                                       6,625       2,246      14,772        6,656
                                                       --------    --------    --------     --------
TOTAL                                                     7,409       2,908      16,571        8,568
                                                       --------    --------    --------     --------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                               11,745      11,012      35,048       31,026
Other interest - net                                      1,039         673       3,351        2,370
Allowance for borrowed funds used during construction      (685)       (518)     (1,548)      (1,502)
                                                       --------    --------    --------     --------
TOTAL                                                    12,099      11,167      36,851       31,894
                                                       --------    --------    --------     --------

INCOME BEFORE INCOME TAXES                               29,612      28,036      60,192       54,967

Income taxes                                             10,864      10,425      21,236       19,556
                                                       --------    --------    --------     --------

NET INCOME                                               18,748      17,611      38,956       35,411

Preferred dividend requirements and other                   555         842       2,240        2,527
                                                       --------    --------    --------     --------

EARNINGS APPLICABLE TO
COMMON STOCK                                            $18,193     $16,769     $36,716      $32,884
                                                       ========    ========    ========     ========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 2001 and 2000
                              (Unaudited)

                                                                2001         2000
                                                                  (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                      $38,956      $35,411
Noncash items included in net income:
  Other regulatory charges (credits) - net                      (14,502)       2,262
  Depreciation and amortization                                  36,966       35,994
  Deferred income taxes and investment tax credits              (66,707)      23,697
  Allowance for equity funds used during construction            (1,799)      (1,912)
  (Gain)/loss on sale of assets                                      (3)           2
Changes in working capital:
  Receivables                                                  (201,114)     (30,932)
  Fuel inventory                                                 (2,042)         705
  Accounts payable                                              (14,127)      (9,520)
  Taxes accrued                                                  81,226       18,406
  Interest accrued                                                3,370        3,609
  Deferred fuel costs                                            23,844       36,679
  Other working capital accounts                                 16,765        4,021
Provision for estimated losses and reserves                      (4,100)        (699)
Changes in other regulatory assets                              135,154      (17,643)
Other                                                            31,242       20,612
                                                               --------     --------
Net cash flow provided by operating activities                   63,129      120,692
                                                               --------     --------

                 INVESTING ACTIVITIES
Construction expenditures                                      (106,273)     (91,895)
Allowance for equity funds used during construction               1,799        1,912
Other regulatory investments                                          -     (124,851)
                                                               --------     --------
Net cash flow used in investing activities                     (104,474)    (214,834)
                                                               --------     --------

                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                     69,620      119,057
Dividends paid:
  Common stock                                                  (17,300)     (18,000)
  Preferred stock                                                (2,527)      (2,527)
                                                               --------     --------
Net cash flow provided by financing activities                   49,793       98,530
                                                               --------     --------

Net increase in cash and cash equivalents                         8,448        4,388

Cash and cash equivalents at beginning of period                  5,113        4,787
                                                               --------     --------

Cash and cash equivalents at end of period                      $13,561       $9,175
                                                               ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                          $33,114      $28,060
  Income taxes                                                        -     ($28,748)

See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                                 ASSETS
                 September 30, 2001 and December 31, 2000
                               (Unaudited)

                                                                     2001        2000
                                                                      (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents                                            $13,561       $5,113
Accounts receivable:
  Customer                                                            86,174       44,517
  Allowance for doubtful accounts                                     (1,044)      (1,044)
  Associated companies                                               179,083       10,741
  Other                                                                2,579        9,964
  Accrued unbilled revenues                                           32,100       33,600
                                                                  ----------   ----------
    Total accounts receivable                                        298,892       97,778
                                                                  ----------   ----------
Deferred fuel costs                                                  114,299       64,950
Fuel inventory - at average cost                                       5,478        3,436
Materials and supplies - at average cost                              17,459       18,485
Prepayments and other                                                  7,119        3,004
                                                                  ----------   ----------
TOTAL                                                                456,808      192,766
                                                                  ----------   ----------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                   5,531        5,531
Non-utility property - at cost (less accumulated depreciation)         6,755        6,851
                                                                  ----------   ----------
TOTAL                                                                 12,286       12,382
                                                                  ----------   ----------

                     UTILITY PLANT
Electric                                                           1,914,826    1,885,501
Property under capital lease                                             219          290
Construction work in progress                                        101,566       44,085
                                                                  ----------   ----------
TOTAL UTILITY PLANT                                                2,016,611    1,929,876
Less - accumulated depreciation and amortization                     750,507      733,977
                                                                  ----------   ----------
UTILITY PLANT - NET                                                1,266,104    1,195,899
                                                                  ----------   ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                     30,869       25,544
  Unamortized loss on reacquired debt                                 14,224       15,122
  Deferred fuel costs                                                 22,468       95,661
  Other regulatory assets                                                200      140,679
Other                                                                  7,715        5,886
                                                                  ----------   ----------
TOTAL                                                                 75,476      282,892
                                                                  ----------   ----------

TOTAL ASSETS                                                      $1,810,674   $1,683,939
                                                                  ==========   ==========
See Notes to Financial Statements.


                          ENTERGY MISSISSIPPI, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   September 30, 2001 and December 31, 2000
                                 (Unaudited)

                                                                          2001        2000
                                                                           (In Thousands)
                     CURRENT LIABILITIES
Currently maturing long-term debt                                         $65,000          $-
Accounts payable:
  Associated companies                                                     76,764      92,980
  Other                                                                    29,022      26,933
Customer deposits                                                          28,668      26,368
Taxes accrued                                                             113,088      31,862
Accumulated deferred income taxes                                          33,552      47,734
Interest accrued                                                           16,469      13,099
Obligations under capital leases                                               35          79
Other                                                                      19,807       2,540
                                                                       ----------  ----------
TOTAL                                                                     382,405     241,595
                                                                       ----------  ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                         261,581     306,295
Accumulated deferred investment tax credits                                18,283      19,408
Obligations under capital leases                                              184         211
Accumulated provisions                                                      2,706       6,806
Other                                                                      42,606      31,339
                                                                       ----------  ----------
TOTAL                                                                     325,360     364,059
                                                                       ----------  ----------

Long-term debt                                                            589,675     584,467

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                       50,381      50,381
  Common stock, no par value, authorized 15,000,000
    shares; issued and outstanding 8,666,357 in 2001 and 2000             199,326     199,326
Capital stock expense and other                                               (59)        (59)
Retained earnings                                                         263,586     244,170
                                                                       ----------  ----------
TOTAL                                                                     513,234     493,818
                                                                       ----------  ----------

Commitments and Contingencies (Notes 1 and 2)

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,810,674  $1,683,939
                                                                       ==========  ==========
See Notes to Financial Statements.



                         ENTERGY MISSISSIPPI, INC.
                         SELECTED OPERATING RESULTS
      For the Three and Nine Months Ended September 30, 2001 and 2000
                                (Unaudited)


                                    Three Months Ended   Increase/
         Description              2001         2000     (Decrease)      %
                                      (In Millions)
Electric Operating Revenues:
  Residential                     $ 147.6      $ 128.8     $ 18.8          15
  Commercial                        106.5         84.4       22.1          26
  Industrial                         55.8         43.4       12.4          29
  Governmental                        9.1          7.3        1.8          25
                                ---------    ---------     ------
    Total retail                    319.0        263.9       55.1          21
  Sales for resale
     Associated companies            26.9         27.9       (1.0)         (4)
     Non-associated companies         7.8          7.1        0.7          10
  Other                               0.8         (1.0)       1.8         180
                                ---------    ---------     ------
    Total                         $ 354.5      $ 297.9     $ 56.6          19
                                =========    =========     ======
Billed Electric Energy
 Sales (GWH):
  Residential                       1,655        1,855       (200)        (11)
  Commercial                        1,300        1,349        (49)         (4)
  Industrial                          794          855        (61)         (7)
  Governmental                        106          112         (6)         (5)
                                ---------    ---------     ------
    Total retail                    3,855        4,171       (316)         (8)
  Sales for resale
     Associated companies             423          355         68          19
     Non-associated companies         117          105         12          11
                                ---------    ---------     ------
    Total                           4,395        4,631       (236)         (5)
                                =========    =========     ======

                                  Nine Months Ended      Increase/
         Description              2001         2000     (Decrease)       %
                                       (In Millions)
Electric Operating Revenues:
  Residential                     $ 317.6      $ 268.4     $ 49.2          18
  Commercial                        255.0        209.1       45.9          22
  Industrial                        146.3        120.0       26.3          22
  Governmental                       23.7         19.4        4.3          22
                                ---------    ---------     ------
    Total retail                    742.6        616.9      125.7          20
  Sales for resale
     Associated companies           109.6         40.9       68.7         168
     Non-associated companies        17.4         20.8       (3.4)        (16)
  Other                              15.2         17.7       (2.5)        (14)
                                ---------    ---------     ------
    Total                         $ 884.8      $ 696.3    $ 188.5          27
                                =========    =========    =======
Billed Electric Energy
 Sales (GWH):
  Residential                       3,907        3,890         17           -
  Commercial                        3,299        3,275         24           1
  Industrial                        2,279        2,384       (105)         (4)
  Governmental                        289          281          8           3
                                ---------    ---------     ------
    Total retail                    9,774        9,830        (56)         (1)
  Sales for resale
     Associated companies           1,755          561      1,194         213
     Non-associated companies         225          244        (19)         (8)
                                ---------    ---------     ------
    Total                          11,754       10,635      1,119          11
                                =========    =========     ======

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income (Loss)

     Entergy New Orleans experienced a net loss for the three months ended September 30, 2001, and experienced significantly lower net income for the nine months ended September 30, 2001, primarily because of significantly lower net revenue and increased other operation and maintenance and interest expenses.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and nine months ended September 30, 2001 are as follows:

                                    Three Months Ended     Nine Months Ended
           Description              Increase/(Decrease)   Increase/(Decrease)
                                                 (In Millions)

Base rate changes                          ($4.6)                ($8.3)
Fuel cost recovery                           2.3                  79.0
Sales volume/weather                        (8.1)                (10.1)
Other revenue (including unbilled)         (16.5)                (12.3)
Sales for resale                            (3.6)                (11.3)
                                          ------                 -----
   Total                                  ($30.5)                $37.0
                                          ======                 =====

Base rate changes

      Base rate changes decreased revenues for the three and nine months ended September 30, 2001 primarily due to rate reductions that became effective in October 2000.

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

      Fuel cost recovery revenues increased for the nine months ended September 30, 2001 primarily due to recovery through the fuel adjustment clause of higher fuel and purchased power expenses. The increase in fuel and purchased power expenses was a result of increased market prices of natural gas and purchased power early in 2001.

Sales volume/weather

      Lower electric sales volume reduced revenues for the three and nine months ended September 30, 2001 due to decreased weather-adjusted usage of 83 GWH and 138 GWH, respectively, in the residential, commercial, and governmental sectors. Electric sales vary seasonally in response to weather and usually peak in the summer. Less favorable weather decreased electric sales by 105 GWH and 108 GWH for the three and nine months ended September 30, 2001, respectively, in the residential, commercial, and governmental sectors.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other revenue (including unbilled)

     Unbilled revenues decreased $13 million and $10 million for the three and nine months ended September 30, 2001, respectively, primarily due to the effects of lower fuel prices and less favorable weather for the period included in the September 2001 unbilled revenue calculation compared to the calculation in the prior year.

Sales for resale

      Sales for resale decreased for the three and nine months ended September 30, 2001 primarily due to a decrease in net generation resulting in less energy available for sale. The decrease for the nine months ended was partially offset by increased prices for resale electricity.

Gas operating revenues

     Gas operating revenues increased for the nine months ended September 30, 2001 primarily due to the increased market price of natural gas and increased sales due to a colder-than-normal winter. The increase in gas revenues was largely offset by increased expenses for gas purchased for resale.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the nine months ended September 30, 2001 primarily due to the increased market prices of natural gas and purchased power early in 2001.

Other operation and maintenance

      Other operation and maintenance expenses increased for the three months ended September 30, 2001 primarily due to increases in:

     o plant maintenance of $1.7 million;
     o vegetation maintenance spending of $1.4 million; and
     o uncollectible receivable write-offs of $1.1 million.

      Other operation and maintenance expenses increased for the nine months ended September 30, 2001 primarily due to increases in:

     o plant maintenance of $2.5 million;
     o uncollectible receivable write-offs of $2.1 million; and
     o increased customer service support costs of $1.4 million.

Taxes other than income taxes

      Taxes other than income taxes increased for the nine months ended September 30, 2001 primarily due to an increase in local franchise taxes as a result of higher retail revenue.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Amortization of rate deferrals

      Amortization of rate deferrals decreased for the three and nine months ended September 30, 2001 primarily due to a scheduled rate change in the amortization of Grand Gulf 1 phase-in expenses. The Grand Gulf 1 phase-in plan was completed in September 2001.

Other

Interest and other charges

      Interest on long-term debt increased for the nine months ended September 30, 2001 primarily due to the issuance of $30 million of long-term debt in July 2000 and the issuance of $30 million of long-term debt in February 2001.

Income taxes

      There was no effective income tax rate for the three months ended September 30, 2001 as a result of the net loss generated. For the three months ended September 30, 2000, the effective income tax rate was 40.7%. For the nine months ended September 30, 2001 and 2000, the effective income tax rates were 46.5% and 42.2%, respectively. The increase for the nine months ended September 30, 2001 in the effective tax rate was primarily due to the decrease in pre-tax income, which increased the impact of flow-through items.


                        ENTERGY NEW ORLEANS, INC.
                        INCOME (LOSS) STATEMENTS
  For the Three and Nine Months Ended September 30, 2001 and 2000
                               (Unaudited)

                                                         Three Months Ended    Nine Months Ended
                                                          2001       2000      2001         2000
                                                          (In Thousands)        (In Thousands)
                 OPERATING REVENUES
Domestic electric                                       $154,462   $184,933   $422,751    $385,730
Natural gas                                               12,675     15,928    108,710      71,523
                                                        --------   --------   --------    --------
TOTAL                                                    167,137    200,861    531,461     457,253
                                                        --------   --------   --------    --------

                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                             46,139     60,389    206,826     142,421
   Purchased power                                        74,067     61,197    181,393     135,091
   Other operation and maintenance                        24,575     20,277     67,151      59,934
Taxes other than income taxes                             12,424     14,133     37,418      32,829
Depreciation and amortization                              6,372      5,796     18,879      17,306
Other regulatory credits - net                            (3,721)    (2,163)    (7,427)     (5,497)
Amortization of rate deferrals                             4,628      9,096     10,977      21,573
                                                        --------   --------   --------    --------
TOTAL                                                    164,484    168,725    515,217     403,657
                                                        --------   --------   --------    --------

OPERATING INCOME                                           2,653     32,136     16,244      53,596
                                                        --------   --------   --------    --------

                    OTHER INCOME
Allowance for equity funds used during construction          535        312      1,386         907
Miscellaneous - net                                        1,561      1,145      2,575       2,562
                                                        --------   --------   --------    --------
TOTAL                                                      2,096      1,457      3,961       3,469
                                                        --------   --------   --------    --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                 4,661      3,840     13,229      10,479
Other interest - net                                         734        349      1,545       1,175
Allowance for borrowed funds used during construction       (473)      (239)    (1,179)       (684)
                                                        --------   --------   --------    --------
TOTAL                                                      4,922      3,950     13,595      10,970
                                                        --------   --------   --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                           (173)    29,643      6,610      46,095

Income taxes                                                 135     12,050      3,073      19,468
                                                        --------   --------   --------    --------

NET INCOME (LOSS)                                           (308)    17,593      3,537      26,627

Preferred dividend requirements and other                    241        241        724         724
                                                        --------   --------   --------    --------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                               ($549)   $17,352     $2,813     $25,903
                                                        ========   ========   ========    ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 2001 and 2000
                               (Unaudited)

                                                               2001         2000
                                                                (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                      $3,537     $26,627
Noncash items included in net income:
  Amortization of rate deferrals                                10,977      21,573
  Reserve for regulatory adjustments                            (1,176)          -
  Other regulatory credits - net                                (7,427)     (5,497)
  Depreciation and amortization                                 18,879      17,306
  Deferred income taxes and investment tax credits             (43,474)      4,390
  Allowance for equity funds used during construction           (1,386)       (907)
Changes in working capital:
  Receivables                                                  (90,495)    (56,406)
  Fuel inventory                                                 1,148       1,895
  Accounts payable                                             (21,707)     13,473
  Taxes accrued                                                 44,901      19,588
  Interest accrued                                              (3,145)     (2,377)
  Deferred fuel costs                                           30,616     (27,391)
  Other working capital accounts                                37,000         104
Provision for estimated losses and reserves                     (2,234)       (900)
Changes in other regulatory assets                              33,334      (7,777)
Other                                                            7,806       6,544
                                                              --------    --------
Net cash flow provided by operating activities                  17,154      10,245
                                                              --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                      (44,286)    (29,602)
Allowance for equity funds used during construction              1,386         907
Changes in other temporary investments - net                      (100)          -
                                                              --------    --------
Net cash flow used in investing activities                     (43,000)    (28,695)
                                                              --------    --------

                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                    29,763      29,607
Dividends paid:
  Common stock                                                    (800)     (9,500)
  Preferred stock                                                 (724)       (482)
                                                              --------    --------
Net cash flow provided by financing activities                  28,239      19,625
                                                              --------    --------

Net increase in cash and cash equivalents                        2,393       1,175

Cash and cash equivalents at beginning of period                 6,302       4,454
                                                              --------    --------

Cash and cash equivalents at end of period                      $8,695      $5,629
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                         $17,536     $13,747
  Income taxes                                                       -     ($2,368)

See Notes to Financial Statements.


                          ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                                   ASSETS
                   September 30, 2001 and December 31, 2000
                                (Unaudited)

                                                            2001         2000
                                                             (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents                                    $8,695      $6,302
Other temporary investments                                     100           -
Accounts receivable:
  Customer                                                   66,363      67,264
  Allowance for doubtful accounts                              (770)       (770)
  Associated companies                                       90,686       2,800
  Other                                                       5,418       3,709
  Accrued unbilled revenues                                  28,639      26,838
                                                           --------    --------
    Total accounts receivable                               190,336      99,841
                                                           --------    --------
Deferred fuel costs                                               -      28,234
Accumulated deferred income taxes                             9,888           -
Fuel inventory - at average cost                              3,056       4,204
Materials and supplies - at average cost                      7,861       9,630
Rate deferrals                                                    -      10,974
Prepayments and other                                         5,185       1,416
                                                           --------    --------
TOTAL                                                       225,121     160,601
                                                           --------    --------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                          3,259       3,259
                                                           --------    --------

                    UTILITY PLANT
Electric                                                    579,576     572,061
Natural gas                                                 141,062     134,826
Construction work in progress                                57,881      36,489
                                                           --------    --------
TOTAL UTILITY PLANT                                         778,519     743,376
Less - accumulated depreciation and amortization            402,811     394,271
                                                           --------    --------
UTILITY PLANT - NET                                         375,708     349,105
                                                           --------    --------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                           814         974
  Other regulatory assets                                    11,342      44,676
Other                                                         2,149         616
                                                           --------    --------
TOTAL                                                        14,305      46,266
                                                           --------    --------

TOTAL ASSETS                                               $618,393    $559,231
                                                           ========    ========
See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                 September 30, 2001 and December 31, 2000
                              (Unaudited)

                                                                      2001        2000
                                                                       (In Thousands)
                   CURRENT LIABILITIES
Accounts payable:
  Associated companies                                               $37,600     $24,637
  Other                                                               22,896      57,566
Customer deposits                                                     18,709      18,311
Taxes accrued                                                         50,724       5,823
Accumulated deferred income taxes                                          -       6,543
Interest accrued                                                       2,974       6,119
Deferred fuel cost                                                     2,382           -
Other                                                                 41,813       3,211
                                                                    --------    --------
TOTAL                                                                177,098     122,210
                                                                    --------    --------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     14,776      43,754
Accumulated deferred investment tax credits                            5,487       5,868
SFAS 109 regulatory liability - net                                   15,847      12,607
Other regulatory liabilities                                               -         537
Accumulated provisions                                                 6,237       8,471
Other                                                                 13,466      12,356
                                                                    --------    --------
TOTAL                                                                 55,813      83,593
                                                                    --------    --------

Long-term debt                                                       229,072     199,031

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  19,780      19,780
Common stock, $4 par value, authorized 10,000,000 shares;
  issued and outstanding 8,435,900 shares in 2001 and 2000            33,744      33,744
Paid-in capital                                                       36,294      36,294
Retained earnings                                                     66,592      64,579
                                                                    --------    --------
TOTAL                                                                156,410     154,397
                                                                    --------    --------

Commitments and Contingencies (Notes 1 and 2)

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $618,393    $559,231
                                                                    ========    ========
See Notes to Financial Statements.


                         ENTERGY NEW ORLEANS, INC.
                         SELECTED OPERATING RESULTS
        For the Three and Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)


                                    Three Months Ended   Increase/
          Description               2001        2000    (Decrease)    %
                                      (In Millions)
Electric Operating Revenues:
  Residential                      $ 70.2      $ 80.4      ($10.2)    (13)
  Commercial                         53.8        55.4        (1.6)     (3)
  Industrial                          8.9         7.6         1.3      17
  Governmental                       23.5        23.4         0.1       -
                                   ------      ------       -----
    Total retail                    156.4       166.8       (10.4)     (6)
  Sales for resale
     Associated companies             0.7         3.9        (3.2)    (82)
     Non-associated companies         1.3         1.7        (0.4)    (24)
  Other                              (4.0)       12.5       (16.5)   (132)
                                   ------      ------       -----
    Total                         $ 154.4     $ 184.9      ($30.5)    (16)
                                  =======     =======      ======
Billed Electric Energy
 Sales (GWH):
  Residential                         721         851        (130)    (15)
  Commercial                          633         676         (43)     (6)
  Industrial                          117         103          14      14
  Governmental                        293         308         (15)     (5)
                                   ------      ------       -----
    Total retail                    1,764       1,938        (174)     (9)
  Sales for resale
     Associated companies               9          50         (41)    (82)
     Non-associated companies          21          25          (4)    (16)
                                   ------      ------       -----
    Total                           1,794       2,013        (219)    (11)
                                   ======      ======       =====

                                  Nine Months Ended     Increase/
          Description             2001         2000    (Decrease)    %
                                      (In Millions)
Electric Operating Revenues:
  Residential                     $ 157.0     $ 144.6      $ 12.4       9
  Commercial                        150.7       123.5        27.2      22
  Industrial                         25.7        17.7         8.0      45
  Governmental                       65.3        52.3        13.0      25
                                   ------      ------       -----
    Total retail                    398.7       338.1        60.6      18
  Sales for resale
     Associated companies             9.3        17.5        (8.2)    (47)
     Non-associated companies         3.0         6.1        (3.1)    (51)
  Other                              11.7        24.0       (12.3)    (51)
                                   ------      ------       -----
    Total                         $ 422.7     $ 385.7      $ 37.0      10
                                  =======     =======      ======
Billed Electric Energy
 Sales (GWH):
  Residential                       1,576       1,727        (151)     (9)
  Commercial                        1,665       1,723         (58)     (3)
  Industrial                          313         289          24       8
  Governmental                        768         805         (37)     (5)
                                   ------      ------       -----
    Total retail                    4,322       4,544        (222)     (5)
  Sales for resale
     Associated companies              99         351        (252)    (72)
     Non-associated companies          48         104         (56)    (54)
                                   ------      ------       -----
    Total                           4,469       4,999        (530)    (11)
                                   ======      ======       =====

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income increased for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 because of the final resolution of System Energy's 1995 rate proceeding and the resulting reductions in decommissioning, depreciation, and income tax expenses, partially offset by a decrease in revenue and an increase in interest expense. See Note 2 to the financial statements for further discussion of System Energy's rate proceeding.

Revenues

      Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt. Operating revenues decreased for the three and nine months ended September 30, 2001 primarily due to an increase in the provision for rate refund resulting from the final resolution of System Energy's 1995 rate proceeding.

Expenses

Decommissioning

      Decommissioning expenses decreased for the three and nine months ended September 30, 2001 primarily due to the effects of the final FERC order addressing System Energy's rate proceeding.

Depreciation and amortization

      Depreciation and amortization expenses decreased for the three and nine months ended September 30, 2001 primarily due to the effects of the final FERC order addressing System Energy's rate proceeding.

Other regulatory charges

      Other regulatory charges decreased for the three months ended September 30, 2001 primarily due to the suspension of GGART recovery at Entergy Arkansas in July 2001. The GGART is discussed in Note 2 to the financial statements.

Other

Interest income

     Interest income increased for the three and nine months ended September 30, 2001 to recognize interest on decommissioning funds resulting from the final FERC order addressing System Energy's rate proceeding.

Interest expense

      Interest on long-term debt decreased for the three and nine months ended September 30, 2001 primarily due to a decrease in interest expense associated with the sale-leaseback of Grand Gulf 1, decreased interest expense on the sale-leaseback line of credit, and a decrease in interest expense due to the retirement of $77.9 million in long-term debt in 2000 and 2001.

      Other interest expense increased for the three and nine months ended September 30, 2001 primarily due to the effects of the final FERC order addressing System Energy's rate proceeding.

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Income taxes

      The effective income tax rates for the three months ended September 30, 2001 and 2000 were 0% and 47.3%, respectively. The effective income tax rates for the nine months ended September 30, 2001 and 2000 were 30.6% and 47.7%, respectively. The decreases in 2001 in the effective tax rates were due to the effects of the final resolution of System Energy's 1995 rate proceeding.

                        SYSTEM ENERGY RESOURCES, INC.
                              INCOME STATEMENTS
        For the Three and Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)

                                                         Three Months Ended   Nine Months Ended
                                                          2001      2000      2001       2000
                                                           (In Thousands)      (In Thousands)
                 OPERATING REVENUES
Domestic electric                                        $66,276  $169,114  $370,343   $485,592
                                                         -------  --------  --------   --------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              9,092     9,941    26,985     31,482
   Nuclear refueling outage expenses                       2,627     3,600    10,648     10,504
   Other operation and maintenance                        23,927    24,892    61,735     63,222
Decommissioning                                          (26,738)    4,736   (17,266)    14,208
Taxes other than income taxes                              6,177     7,094    19,345     19,262
Depreciation and amortization                            (44,435)   35,115    12,273     91,046
Other regulatory charges - net                            11,720    16,156    50,842     46,952
                                                         -------  --------  --------   --------
TOTAL                                                    (17,630)  101,534   164,562    276,676
                                                         -------  --------  --------   --------

OPERATING INCOME                                          83,906    67,580   205,781    208,916
                                                         -------  --------  --------   --------

                    OTHER INCOME
Allowance for equity funds used during construction          544       211     1,298      1,317
Miscellaneous - net                                       13,595     5,590    23,390     14,781
                                                         -------  --------  --------   --------
TOTAL                                                     14,139     5,801    24,688     16,098
                                                         -------  --------  --------   --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                16,032    20,420    53,799     67,183
Other interest - net                                      44,728     8,098    62,364     22,238
Allowance for borrowed funds used during construction       (251)     (113)     (612)      (766)
                                                         -------  --------  --------   --------
TOTAL                                                     60,509    28,405   115,551     88,655
                                                         -------  --------  --------   --------

INCOME BEFORE INCOME TAXES                                37,536    44,976   114,918    136,359

Income taxes                                                (257)   21,267    35,125     65,078
                                                         -------  --------  --------   --------

NET INCOME                                               $37,793   $23,709   $79,793    $71,281
                                                         =======   =======   =======   ========

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)

                                                                2001         2000
                                                                 (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                      $79,793     $71,281
Noncash items included in net income:
  Reserve for regulatory adjustments                           (322,368)     45,881
  Other regulatory charges - net                                 50,842      46,952
  Depreciation, amortization, and decommissioning                (4,993)    105,254
  Deferred income taxes and investment tax credits              115,981     (56,861)
  Allowance for equity funds used during construction            (1,298)     (1,317)
Changes in working capital:
  Receivables                                                    10,421     154,032
  Accounts payable                                              516,329     (12,045)
  Taxes accrued                                                 (68,530)     11,721
  Interest accrued                                              (15,704)     (9,899)
  Other working capital accounts                                (30,088)     16,486
Provision for estimated losses and reserves                        (665)       (203)
Changes in other regulatory assets                               10,929      37,386
Other                                                           (18,502)    (36,423)
                                                               --------    --------
Net cash flow provided by operating activities                  322,147     372,245
                                                               --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                       (29,840)    (28,148)
Allowance for equity funds used during construction               1,298       1,317
Nuclear fuel purchases                                          (37,639)         (7)
Proceeds from sale/leaseback of nuclear fuel                     37,639           7
Decommissioning trust contributions and realized
    change in trust assets                                      (14,639)    (17,368)
Changes in other temporary investments - net                   (153,157)          -
                                                               --------    --------
Net cash flow used in investing activities                     (196,338)    (44,199)
                                                               --------    --------

                 FINANCING ACTIVITIES
Retirement of long-term debt                                   (151,800)    (47,947)
Dividends paid:
  Common stock                                                  (65,800)    (71,700)
                                                               --------    --------
Net cash flow used in financing activities                     (217,600)   (119,647)
                                                               --------    --------

Net increase (decrease) in cash and cash equivalents            (91,791)    208,399

Cash and cash equivalents at beginning of period                202,218      35,152
                                                               --------    --------

Cash and cash equivalents at end of period                     $110,427    $243,551
                                                               ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                         $128,588     $72,049
  Income taxes                                                   $3,463    $104,042
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                 ($6,667)     $4,988

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                                  ASSETS
                   September 30, 2001 and December 31, 2000
                                (Unaudited)

                                                                      2001        2000
                                                                       (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                    $98          $44
  Temporary cash investments - at cost,
    which approximates market                                         110,329      202,174
                                                                   ----------   ----------
        Total cash and cash equivalents                               110,427      202,218
                                                                   ----------   ----------
Other temporary investments                                           153,157            -
Accounts receivable:
  Associated companies                                                202,632      212,551
  Other                                                                 1,692        2,194
                                                                   ----------   ----------
    Total accounts receivable                                         204,324      214,745
                                                                   ----------   ----------
Materials and supplies - at average cost                               51,944       52,235
Deferred nuclear refueling outage costs                                11,356        6,577
Prepayments and other                                                  28,243        2,639
                                                                   ----------   ----------
TOTAL                                                                 559,451      478,414
                                                                   ----------   ----------

             OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                           165,544      157,572
                                                                   ----------   ----------

                     UTILITY PLANT
Electric                                                            3,100,564    3,093,033
Property under capital lease                                          449,851      449,851
Construction work in progress                                          39,167       24,029
Nuclear fuel under capital lease                                       68,907       49,256
                                                                   ----------   ----------
TOTAL UTILITY PLANT                                                 3,658,489    3,616,169
Less - accumulated depreciation and amortization                    1,404,296    1,407,885
                                                                   ----------   ----------
UTILITY PLANT - NET                                                 2,254,193    2,208,284
                                                                   ----------   ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                     189,475      195,634
  Unamortized loss on reacquired debt                                  49,275       51,957
  Other regulatory assets                                             169,747      174,517
Other                                                                   8,584        8,172
                                                                   ----------   ----------
TOTAL                                                                 417,081      430,280
                                                                   ----------   ----------

TOTAL ASSETS                                                       $3,396,269   $3,274,550
                                                                   ==========   ==========
See Notes to Financial Statements.


                          SYSTEM ENERGY RESOURCES, INC.
                                 BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                      2001        2000
                                                                       (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                     $47,691     $151,800
Accounts payable:
  Associated companies                                                521,993        2,722
  Other                                                                20,643       23,585
Taxes accrued                                                               -       68,530
Accumulated deferred income taxes                                       3,505        1,648
Interest accrued                                                       28,303       44,007
Obligations under capital leases                                       32,119       32,119
Other                                                                   1,679        1,674
                                                                   ----------   ----------
TOTAL                                                                 655,933      326,085
                                                                   ----------   ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     518,407      391,505
Accumulated deferred investment tax credits                            86,909       89,516
Obligations under capital leases                                       36,788       17,137
FERC settlement - refund obligation                                    25,234       30,745
Other regulatory liabilities                                          139,095      103,634
Decommissioning                                                       126,607      153,197
Regulatory reserves                                                         -      322,368
Accumulated provisions                                                     24          689
Other                                                                  16,634       15,394
                                                                   ----------   ----------
TOTAL                                                                 949,698    1,124,185
                                                                   ----------   ----------

Long-term debt                                                        883,219      930,854

                  SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
 issued and outstanding 789,350 shares in 2001 and 2000               789,350      789,350
Retained earnings                                                     118,069      104,076
                                                                   ----------   ----------
TOTAL                                                                 907,419      893,426
                                                                   ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $3,396,269   $3,274,550
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

Sales Warranties and Indemnities   (Entergy Corporation)

      In the Entergy London and CitiPower sales transactions, Entergy or its subsidiaries made certain warranties to the purchasers. These warranties include representations regarding litigation, accuracy of financial accounts, and the adequacy of existing tax provisions. Notice of a claim on the CitiPower warranties had to be given by December 2000, and Entergy's potential liability is limited to A$100 million ($49 million). Notice of a claim on the Entergy London warranties had to be given for certain items by December 1999, and for the tax warranties, had to be given by June 30, 2001. Entergy's liability is limited to BPS1.4 billion ($2.0 billion) on certain tax warranties and BPS140 million ($200 million) on the remaining warranties relating to the Entergy London sale. Entergy also agreed to maintain the net asset value of the subsidiary that sold Entergy London at $700 million through June 30, 2001.

      For both of the sales, the notice period is extended if a taxing authority has begun a review before expiration of the notice period. Entergy received notice in June 2001 from both purchasers regarding issues that have not been resolved by the respective taxing authorities concerning reviews that commenced before the notice deadlines. Entergy responded to both purchasers and denies that valid claims by the purchasers have been made under the warranties. Management periodically reviews reserve levels for these warranties and as of September 30, 2001 believes it has adequately provided for the ultimate resolution of these matters.

Nuclear   Insurance,  Spent  Nuclear  Fuel,  and  Decommissioning   Costs
(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 to the financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf 1, Pilgrim, Indian Point 3, and FitzPatrick. Regarding the property damage and replacement power insurance programs, a proposed revision is currently pending approval by the members that provides for sharing among the members of limits up to $3.24 billion for all terrorist loss among the members that might be incurred within one year. If the proposal is approved, it could become effective as early as November 15, 2001.

     Entergy purchased the Indian Point 1 and Indian Point 2 nuclear power plants in September 2001 from Consolidated Edison. Indian Point 1 has been shut down and in safe storage since the early 1970s. Entergy's domestic non-utility nuclear business has accepted assignment of the Indian Point 2 spent fuel disposal contract with the DOE previously held by Consolidated Edison. Consolidated Edison has paid or retained liability for the DOE fees for all generation prior to the purchase date of Indian Point 2. Indian Point 2 currently has sufficient spent fuel storage capacity until approximately 2004.

      As part of the Indian Point 1 and 2 purchase, Consolidated Edison transferred a $430 million decommissioning trust fund, along with the liability to decommission Indian Point 2 and Indian Point 1, to Entergy's domestic non-utility nuclear business. Entergy also funded an additional $25 million resulting in a total fund of $455 million at September 30, 2001. Entergy believes that Indian Point 1 and 2's decommissioning fund will be adequate to cover future decommissioning costs for these plants without any additional deposits to the trust.

Environmental Issues

(Entergy Arkansas)

     In previous years, Entergy Arkansas has received notices from the EPA and the Arkansas Department of Environmental Quality (ADEQ) alleging that Entergy Arkansas, along with others, may be a potentially responsible party (PRP) for clean-up costs associated with a site in Arkansas. As of September 30, 2001, a remaining recorded liability of approximately $5.0 million existed related to the cleanup of that site.

(Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the cleanup of these sites. As of September 30, 2001, a remaining recorded liability of approximately $15.4 million existed related to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at September 30, 2001 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

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

Employment Litigation (Entergy Corporation, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi)

      Entergy Corporation, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. The defendant companies are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at September 30, 2001. See Note 9 to the financial statements in the Form 10-K for further information.

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

     In September 2001, the APSC staff issued a report recommending the following:

     o the APSC use its statutory authority to delay retail open access until October 1, 2004;
     o the APSC recommend to the Arkansas General Assembly that legislation be enacted to further delay or repeal retail open access, with repeal as the better approach; and
     o further suspension of all rulemaking activity to implement retail open access.

Entergy Arkansas agreed in reply testimony to the proposed further delay of retail open access but opposed repeal of deregulation legislation as premature at this time. A hearing is currently scheduled for November 2001.

Texas (Entergy Corporation and Entergy Gulf States)

     As discussed in Note 2 to the financial statements in the Form 10-K, the Texas legislature enacted a law providing for retail open access by most investor-owned electric utilities, including Entergy Gulf States, on January 1, 2002, unless delayed by the PUCT. On August 3, 2001, the PUCT staff filed a petition requesting that the PUCT determine whether the market is ready for retail open access in the portion of Texas within the Southeastern Electric Reliability Council (SERC), which includes Entergy Gulf States' service territory. In its petition, the PUCT staff states that the retail electric power pilot project in SERC has not been successful to date in creating competition. The petition also states that, in light of information received by the PUCT staff indicating a lack of interest in SERC by the retail electric provider community at this time and the uncertainty surrounding the status of an RTO in SERC, it is unlikely that the competitive situation in SERC will improve to any significant degree before the current date for full customer choice to begin in SERC. Certain cities served by Entergy Gulf States also filed a petition asking the PUCT to delay competition for Entergy Gulf States. Several parties, including Entergy Gulf States and the PUCT staff, agreed to a non-unanimous settlement that was filed with the PUCT on October 22, 2001. A hearing was held before the PUCT on October 31, 2001 at which time the PUCT voted to approve the settlement. The settlement agreement contains several points, including:

     o a delay in the commencement of retail open access until at least September 15, 2002, subject to certain provisions of the settlement agreement;
     o suspension of additional capacity auctions until at least sixty days before retail open access commences (the capacity auctions are discussed below);
     o continuation of Entergy Gulf States' current pilot project;
     o initiation by the PUCT of a project to develop market protocols to support retail open access;
     o efforts to develop an interim solution to implement retail open access no sooner than September 15, 2002 in the event that a functional, FERC-approved RTO is not likely to be achieved in the 2002 time frame (the RTO and related power region certification issue are discussed below);
     o going forward with the currently pending proceedings (discussed below) to determine the fuel and base rate components of the price-to-beat rates with implementation of these rates when retail open access begins, without escalation of the fuel component during the delay period;
     o continuation of Entergy Gulf States' current bundled rates and fuel factor methodology until the commencement of retail open access unless addressed in the interim solution; and
     o continuation of efforts by Entergy Gulf States to obtain the appropriate approvals with respect to its business separation plan (discussed below) with the actual business separation not occurring until the eve of retail open access.

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

     Entergy Gulf States' assets and liabilities (other than its long-term debt and liabilities) will be allocated among these companies generally based upon categorizing them by function. Entergy Gulf States will allocate assets and liabilities not associated with a single function based upon specified factors. In an April 2001 filing with the LPSC discussing its separation methodology, Entergy Gulf States included a balance sheet separated by jurisdiction and function. The balance sheet was based on September 30, 1999 balances. In this balance sheet, Entergy Gulf States allocated approximately 27% of the net utility plant balance to Texas generation, approximately 12% to Texas distribution, approximately 6% to Texas transmission, approximately 7% to Louisiana transmission, and less than 1% to Texas retail. Applying these percentages to Entergy Gulf States' September 30, 2001 net utility plant book value of $4.3 billion, for illustrative purposes only, results in net book values of approximately $1.2 billion for Texas generation, approximately $580 million for Texas distribution, approximately $180 million for Texas transmission, approximately $210 million for Louisiana transmission, approximately $20 million for Texas retail, and approximately $2.1 billion for the remainder of Entergy Gulf States-Louisiana. The actual allocations could materially differ from these figures because of a number of factors, including changes to the plan and the allocation methodology. In addition, the actual allocations will be based on allocation factors and account balances as of a different date.

     The business separation plan provides that Entergy Gulf States-Louisiana will retain liability for all of its long-term debt and liabilities and that the property transferred to the Texas companies will be released from the lien of Entergy Gulf States' mortgage on the basis of property additions. Pursuant to separate agreements, the Texas distribution company and the intermediate transmission company will each assume a portion of Entergy Gulf States' long-term debt and liabilities, which assumptions will not act to release Entergy Gulf States-Louisiana's liability. The Texas distribution company and the intermediate transmission company will undertake to pay the outstanding assumed long-term debt and liabilities within 1 year and 3 years, respectively, of the assumption. Entergy must provide a contingent indemnity with respect to the intermediate transmission company's assumed portion of Entergy Gulf States' long-term debt and liabilities in the event that the obligations under the debt assumption agreement have not been extinguished within one year of the assumption. The Texas generation company will be required to pay an allocated portion of the outstanding principal amount of Entergy Gulf States' long-term debt and liabilities each time that Texas generating assets are transferred to it, and the transfers must be completed within 3 years of the commencement of retail open access.

     After the transfer of the Texas distribution and transmission assets contemplated by the current business separation plan, the distribution and transmission businesses conducted by the Texas distribution company and the intermediate transmission company, respectively, will continue to be regulated as to rates by the PUCT and the FERC, respectively. Accordingly, management believes that the Texas distribution company and the intermediate transmission company will be able to fund the payment of the assumed debt within the required period from a combination of cash flow from operations and third party financing.

     Entergy Gulf States filed the business separation plan with the PUCT in January 2000 and amended that plan in November 2000 and January 2001. In May 2001, the PUCT approved the amended business separation plan in an interim order. The outcome of the LPSC proceedings described below, which have resulted in amendments to the plan beyond what was approved by the PUCT, will be reported to the PUCT and the Office of Public Utility Counsel and may require additional PUCT action before the business separation plan is final. In addition, the proceeding described above that has delayed the commencement of retail open access may affect the approval.

     The  LPSC  opened  a  docket  to identify the  changes  in  corporate structure and operations of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and Arkansas. In those proceedings, Entergy Gulf States and the LPSC staff reached a settlement on certain Texas business separation plan issues described above, and after a May 2001 hearing, the LPSC issued an interim order in July 2001 approving the settlement. In July 2001, Entergy Gulf States and the LPSC staff completed an additional settlement on business separation plan issues relating to the separation of Texas distribution and transmission. A hearing on the distribution and transmission settlement has been held and the LPSC approved the settlement in September 2001. With respect to issues related to the separation of generation, the LPSC scheduled a hearing in November 2001 to address settled issues. In light of the delay in the commencement of retail open access, the procedural schedule in the LPSC docket has been temporarily suspended to assess the impact of the PUCT decision.

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

     Until the Texas generating assets are transferred to the Texas generation company, which, as currently proposed, will occur by the end of 2004, Entergy Gulf States-Louisiana expects to sell most of the Texas jurisdictional capacity and energy from these assets to the Texas generation company under a power sale agreement. The power sale agreement is expected to require the Texas generation company to pay all costs, including a reasonable return on equity, for the capacity and energy of the Texas generating assets. The Texas generation company is expected to sell most of this capacity and energy to Entergy's affiliated Texas retail electric providers at a negotiated rate and sell any remainder to the market. Entergy's affiliated Texas retail electric providers will use the capacity and energy to provide retail electric service to retail customers in Texas, including Entergy's "price-to-beat" obligation, which requires it to sell electricity to residential and small commercial customers in the service territory of the Texas distribution company at a rate equal to the existing base rates plus a fuel component.

     Up to 20% of capacity and energy from the Texas generating assets must be sold to third parties under PUCT rules, or to Entergy's domestic utility companies that elect to purchase it, as described below:

     o Under the Texas restructuring legislation and a stipulation, Entergy Gulf States offered to sell at auction entitlements to approximately 425
       megawatts of its installed generation capacity in Texas.   Auctions
       occurred in September 2001, and not all of the entitlements offered at auction sold. The settlement that delayed retail open access provides for suspension of additional capacity auctions until at least 60 days prior to the introduction of retail open access. The obligation to auction capacity entitlements continues for up to 60 months after retail open access occurs, or until 40% of current customers have chosen an alternative supplier, whichever comes first.
     o Under the settlement of System Agreement proceedings, which are described in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS", Entergy's domestic utility companies have the option to purchase up to 5% of the megawatt capacity of the Texas generating assets. Each company has until December 2001 to elect to purchase its pro rata share of this capacity. If the capacity purchase is elected, it will be for the period from the inception of retail open access in Texas for Entergy Gulf States through June 2008.

     Beginning on the date retail open access begins, the market power measures in the Texas restructuring law will prohibit the Texas generation company and its affiliates from owning and controlling more than 20% of the installed generation capacity located in, or capable of delivering electricity to, a power region. The implications of this limit are uncertain. It is possible that the Texas generation company (or its affiliates) could be required to auction additional capacity entitlements, divest some of the Texas generating assets, or seek other means of mitigation if it is found to have ownership in excess of this limit.

Other PUCT Proceedings

     In March 2001, Entergy Gulf States filed with the PUCT a non-unanimous settlement agreement in its unbundled cost of service proceeding that establishes the Texas distribution company's revenue requirement. The settlement agreement is among Entergy Gulf States, the PUCT staff, and other parties. Pursuant to a generic rule prescribed by the PUCT, the Texas distribution company's allowed return on equity will be 11.25%. The capital structure prescribed by the PUCT is 60% debt and 40% equity. A rider to recover nuclear decommissioning costs will be implemented. Also in the settlement agreement, the parties agree that Entergy Gulf States' Texas jurisdictional stranded costs and benefits are $0, and no charge to recover stranded costs or credit to refund excess mitigation will be implemented. Nevertheless, if new legislation passes in Texas that requires or expressly authorizes the PUCT to require Entergy Gulf States to pass-through or share stranded benefits with its customers, that legislation will control this issue. Entergy Gulf States agreed in the settlement to refund any excess earnings resulting from the restructuring law's annual report process for 2000 and 2001. After a hearing in April 2001, the PUCT voted to approve a rate order consistent with the terms of the settlement. A written interim order was signed in May 2001. In
October 2001, the PUCT indicated its intent to defer a final ruling on this proceeding until a date closer to opening the market to retail open access.

     In  June  2001,  Entergy filed an application with the  PUCT  seeking certification of the Southwest Power Pool (SPP) as a power region under the Texas restructuring law. The proceeding has been abated, however, due to FERC's order on the establishment of regional transmission organizations (RTOs), discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS". In addition, the settlement that has delayed the commencement of retail open access requires a new power region certification proceeding. If Entergy Gulf States' power region in Texas is not certified by the PUCT before retail open access is introduced, Entergy's affiliated Texas retail electric provider could be required to maintain rates at the price-to-beat levels for residential and small commercial customers in Entergy Gulf States' service territory beyond January 1, 2007. Entergy's affiliated Texas retail electric provider could also be required to offer rates to industrial and large commercial customers in Entergy Gulf States' service territory that are no higher than the rates that, on a bundled basis, were in effect on January 1, 1999, subject to fuel factor adjustments. Entergy's affiliated Texas retail electric provider might also face requests for restrictions in its ability to compete for retail customers in parts of its power region in Texas outside of its current service area.

     In July 2001, Entergy Gulf States filed an application for approval of the fuel factor portion of Entergy's affiliated Texas retail electric provider's price-to-beat rates, and the gas price was updated in October 2001. After the gas price update, Entergy Gulf States is recommending that the PUCT approve an average fuel factor of approximately $29/MWH adjusted, if necessary, to maintain an adequate competitive margin. The request proceeded to hearing in early October 2001, and an ALJ made a recommendation in November 2001 that would result in a lower factor. A PUCT decision is expected by December 2001. In June 2001, Entergy Gulf States filed tariffs for the non-fuel component of the price-to-beat rates. The tariffs are based on Entergy Gulf States' current base rates. In September 2001, Entergy Gulf States entered into a unanimous settlement. A final decision from the PUCT is expected in November 2001.

     The PUCT had designated an Entergy-affiliated Texas retail electric provider to serve as the provider of last resort (POLR) for residential and small non-residential customers in the service territory of Southwestern Electric Power Company (SWEPCO), and for industrial and large commercial customers in Entergy Gulf States' Texas service territory. Retail open access has been delayed in SWEPCO's service territory, and Entergy's contract to provide POLR services will expire before retail open access begins there. Another designation of a POLR in that territory will be necessary if retail open access is implemented there. The PUCT has designated SWEPCO's affiliated retail electric provider as the POLR for the residential and small non-residential customers in Entergy Gulf
States' Texas service territory. Retail competition in Entergy Gulf States' Texas service territory has been delayed until at least September 15, 2002, and it will not be necessary for SWEPCO's retail electric provider to provide POLR service in the service territory under the contract that has been negotiated until retail open access begins. If retail open access does not begin in the Entergy Gulf States service territory in 2002, SWEPCO's contract to provide POLR service will likely expire, and another retail electric provider will have to be designated to serve as the POLR when retail open access does begin. At that time, it is also possible that an Entergy-affiliated Texas retail electric provider will be designated to serve as the POLR for residential and small non-residential customers at the price-to-beat rate in the service territory. Neither the timing nor the outcome of these proceedings can be predicted at this time.

Other Regulatory Proceedings and Uncertainties

     In addition to the PUCT and LPSC proceedings relating to the business separation plan described above, certain aspects of the business separation plan will also have to be approved by the SEC under PUHCA. Entergy Gulf States filed an application for SEC approval in August 2001. In addition, as discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS", FERC has approved a settlement providing for certain amendments to the System Agreement required by the Texas restructuring. Certain aspects of the Texas restructuring will require additional FERC approvals. Entergy Gulf States will also have to obtain the approval of the NRC if it transfers ownership of any interest in River Bend.

     The regulatory proceedings described above have affected, and are likely to continue to affect, the final form and timing of implementation of the business separation plan. It is possible that these approvals or related regulatory orders

     o may not be received in time to implement the plan on the date retail open access is scheduled to begin;
     o may be obtained with requirements or conditions that differ from the business separation plan described above or that conflict with each other; or
     o may be obtained with conditions that are unacceptable to Entergy or that do not permit timely implementation.

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

Louisiana  (Entergy Corporation and Entergy Louisiana)

     As discussed in Note 2 to the financial statements in the Form 10-K, the LPSC directed the LPSC staff, outside consultants, and counsel to work together to analyze and resolve issues related to competition and to recommend a plan for consideration by the LPSC. In July 2001, the LPSC staff submitted a final response to the LPSC. In its report the LPSC staff concluded that retail competition is not in the public interest at this time for any customer class. Nevertheless, the LPSC staff recommended that retail open access be made available for certain large industrial customers as early as January 2003. An eligible customer choosing to go to competition would be required to provide its utility with a minimum of six months notice prior to the date of retail open access. The LPSC staff report also recommended that all customers who do not currently co- or self-generate, or have co- or self-generation under construction as of a date to be specified by the LPSC, remain liable for their share of stranded costs. During its October 2001 meeting, the LPSC adopted dates by which a total of 800 MW of co- or self-generation could be developed in Louisiana without being affected by stranded costs. During its November 2001 meeting, the LPSC decided not to adopt a plan for retail open access at this time, but to have collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. At this time, no further moves toward retail access in Louisiana appear likely until sometime during or after 2004.

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

     As discussed in Note 2 to the financial statements in the Form 10-K, Entergy Arkansas is operating under the terms of a settlement agreement approved by the APSC that allows the collection of excess earnings in a transition cost account. Upon recommendation from the APSC, Entergy Arkansas recorded an adjustment for 2000 excess earnings in the transition cost account of $10.9 million ($6.7 million after tax) in June 2001 and $7.9 million ($4.8 million after tax) in September 2001. Interest of $4.6 million ($2.8 million after tax) was also recorded in the transition cost account for the first nine months of 2001.
December 2000 Ice Storms

     In mid- and late December 2000, two separate ice storms left 226,000 and 212,500 Entergy Arkansas customers, respectively, without electric power in its service area. The storms were the most severe natural disasters ever to affect Entergy Arkansas, causing damage to transmission and distribution lines, equipment, poles, and facilities. In April 2001, Entergy Arkansas filed with the APSC a proposal to recover, over approximately a five and one-half year period, costs plus carrying charges associated with power restoration caused by the December 2000 ice storms. In an order issued in June 2001, the APSC decided not to give final approval to Entergy's proposed storm cost recovery rider outside of a fully developed cost-of-service study in a general rate proceeding. The APSC action resulted in the deferral in 2001 of previously expensed storm damage costs as reflected in Entergy Arkansas' financial statements. In a subsequent decision, the APSC ordered Entergy Arkansas to commence such a proceeding by January 2002.

     In the subsequent order, the APSC also established a procedural schedule to consider putting an interim rider in place to recover the ice storm costs, subject to refund. The schedule calls for a January 2002 hearing date and the issuance of a decision by February 2002. In accord with the schedule, Entergy Arkansas filed its final storm damage cost determination, which reflects costs of approximately $195 million. The filing asks for recovery of approximately $170 million through the rider over approximately a six and one-half year period. The remainder of the costs is primarily capital expenditures that will be included in rate base in the general rate proceeding that is currently scheduled to be filed in January 2002. No assurance can be give as to the timing or outcome of these proceedings before the APSC.

Filings with the PUCT and Texas Cities

Recovery  of  River  Bend  Costs  (Entergy Corporation  and  Entergy  Gulf
States)

      In March 1998, the PUCT disallowed recovery of $1.4 billion of company-wide abeyed River Bend plant costs, which have been held in abeyance since 1988. Entergy Gulf States appealed the PUCT's decision on this matter to the Travis County District Court in Texas. Subsequent to the June 1999 settlement agreement discussed in Note 2 to the financial statements in the Form 10-K, Entergy Gulf States removed the reserve for River Bend plant costs held in abeyance and reduced the net book value of the plant asset. The June 1999 settlement agreement limits potential recovery of the remaining plant asset, less depreciation, to $115 million as of January 1, 2002. In the unbundled cost of service settlement discussed above, and consistent with the June 1999 settlement, Entergy Gulf States agrees not to prosecute its appeal until January 1, 2002. Entergy Gulf States also agrees that it will not seek recovery of the abeyed plant costs through any additional charge to Texas ratepayers. The financial statement impact of the settlement agreement on the abeyed plant costs will ultimately depend on several factors, including the possible discontinuance of SFAS 71 accounting treatment to the Texas generation business, the determination of the market value of generation assets, and any future legislation in Texas addressing the pass-through or sharing of any stranded benefits with Texas ratepayers. No assurance can be given that additional reserves or write-offs will not be required in the future.

PUCT Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

     As determined in the June 1999 settlement agreement discussed in Note 2 to the financial statements in the Form 10-K, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments occur semi-annually. The settlement that delayed implementation of retail open access in Texas for Entergy Gulf States provides that Entergy Gulf States will continue the use of this methodology until retail open access begins. The amounts collected under Entergy Gulf States' fixed fuel factor through the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT.

     In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1, 1999 to August 31, 2000. Entergy Gulf States is reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested a surcharge to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. A hearing on the merits concluded in August 2001 and issuance of a final order is pending. No assurance can be given as to the outcome of this proceeding.

     In November 2001, Entergy Gulf States filed an application with the PUCT requesting an interim surcharge to collect $71 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through September 2001. Entergy Gulf States made the application pursuant to one of the terms of the settlement agreement that delayed implementation of retail open access in Texas for Entergy Gulf States. Entergy Gulf States requests that the surcharge begin January 1, 2002 and end September 30, 2002. No assurance can be given as to the outcome of this request.

Filings with the LPSC

Annual Earnings Reviews  (Entergy Corporation and Entergy Gulf States)

      In June 2001, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff to refund $25.9 million, including interest, resolving issues in Entergy Gulf States' third, sixth, and seventh post-merger earnings reviews filed with the LPSC in May 1996, 1999, and 2000, respectively. The refund was made over a three-month period beginning July 2001. The settlement resolved the prospective return on common equity issue on remand from the Louisiana Supreme Court in the third earnings review. Refund issues from the sixth and seventh earnings reviews were also resolved; however, certain prospective issues remain in dispute. The LPSC approved an 11.1% return on common equity through June 2003, which Entergy Gulf States was allowed to include in its eighth post-merger earnings analysis discussed below.

      In May 2001, Entergy Gulf States filed its eighth required post-merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC, which may result in a change in rates. A procedural schedule has been established by the LPSC and a hearing is scheduled for April 2002.

Formula Rate Plan Filings  (Entergy Corporation and Entergy Louisiana)

     In May 2000, Entergy Louisiana submitted its fifth annual performance-
based formula rate plan filing.  The filing used a 1999 test year.   As  a
result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. In September 2001, the LPSC approved a settlement in which Entergy Louisiana agreed to increase to $28.2 million
the  total  base  rate reduction, effective August 2000.   The  settlement
resolves all issues in the proceeding except for Entergy Louisiana's claim for an increase in its allowed return on common equity from 10.5% to 11.6%. A procedural schedule to address the return on common equity issue has been established and a hearing is scheduled for February 2002.

       In April 2001, Entergy Louisiana submitted its sixth annual performance-based formula rate plan filing, which used a 2000 test year. The filing indicated that an immaterial base rate reduction might be appropriate. This filing will be subject to review by the LPSC. A procedural schedule has been established and a hearing is scheduled for March 2002.

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

     Entergy Louisiana agreed to settle both of these proceedings. The LPSC approved the settlement agreement following a fairness hearing before an ALJ in November 2000. The state court certified the plaintiff class and approved the settlement after a fairness hearing in April 2001. Under the terms of the settlement agreement, Entergy Louisiana agreed to refund to customers approximately $72 million to resolve all claims arising out of or relating to Entergy Louisiana's fuel adjustment clause filings from January 1, 1975 through December 31, 1999, except with respect to purchased power and associated costs included in the fuel adjustment clause filings for the period May 1 through September 30, 1999. Entergy Louisiana previously recorded reserves for the refund, which Entergy
Louisiana made through the fuel adjustment clause over a three-month period beginning in July 2001.

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

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

     In March 2001, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 2000 test year. The submittal indicated that a $6.7 million rate increase was appropriate under the formula rate plan. In April 2001, the MPSC staff and Entergy Mississippi entered into a stipulation that provides for an increase of $5.6 million, which was approved by the MPSC and was effective May 2001.

Filings with the Council (Entergy Corporation and Entergy New Orleans)

Rate Proceedings

      In June 2001, Entergy New Orleans filed with the Council for changes in gas and electric rates based on a test year ending December 31, 2000. The filing indicated that an increase of $12.7 million in gas rates and an increase of $12.5 million in electric rates might be appropriate. Proceedings on Entergy New Orleans' filing have been deferred until June 2002. Entergy New Orleans' rate decrease that would have occurred in October 2001 upon completion of its Grand Gulf 1 phase-in plan has also been deferred. As a result of the deferral of the proceedings, Entergy New Orleans' rates will remain at their current level at this time.

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

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. Testimony was filed on behalf of the plaintiffs in this proceeding in April 2000 and has been supplemented. The testimony, as supplemented, asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $100 million over a period of years. In June 2001, the Council's Advisors filed testimony on these issues in which they allege that Entergy New Orleans ratepayers may have been overcharged by more than $32 million, the vast majority of which is reflected in the plaintiffs' claim. However, it is not clear precisely what periods and damages are being alleged in the proceeding. Entergy intends to defend this matter vigorously, both in court and before the Council. Hearings are scheduled to begin in February 2002. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

Natural Gas Purchases

      In a resolution adopted August 2, 2001, the Council ordered Entergy New Orleans to account for $30.1 million of certain natural gas costs charged to its gas distribution customers from July 1997 through May 2001. The resolution suggests that refunds may be due to the gas distribution customers if Entergy New Orleans cannot account satisfactorily for these costs. Entergy New Orleans filed a response to the Council in September 2001. Entergy New Orleans has documented a full reconciliation for the natural gas costs during that period. The ultimate outcome of the proceeding cannot be predicted at this time.

Proposed  System  Energy  Rate  Increase   (Entergy  Corporation,  Entergy
Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      As discussed in Note 2 to the financial statements in the Form 10-K, System Energy applied to FERC in May 1995 for a $65.5 million rate increase. The request sought changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. System Energy implemented the rate increase in December 1995.

     After a hearing, FERC issued an order in the proceeding in July 2000. FERC affirmed the ALJ's adoption of a 10.8% return on equity, but modified the return to reflect changes in capital market conditions since the ALJ's decision. FERC adjusted the rate of return to 10.58% for the period December 1995 to the date of FERC's decision, and prospectively adjusted the rate of return to 10.94% from the date of FERC's decision. FERC's decision also changed other aspects of System Energy's proposed rate schedule, including the depreciation rate and decommissioning costs and their methodology.

      In July 2001, FERC denied requests for rehearing and the July 2000 order became final. FERC also ordered System Energy to file a compliance tariff to the July 2000 order and to make refunds in compliance with the order within 30 days after acceptance of the tariff. FERC has not acted on the compliance tariff filing, which System Energy made on August 29, 2001.

     In accord with regulatory accounting principles, during the pendency of the case System Energy recorded reserves for potential refunds against its revenues. Upon the order becoming final, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy recorded entries to spread the impacts of FERC's order to the various revenue, expense, asset, and liability accounts affected, as if the order had been in place since commencement of the case in 1995. System Energy also recorded an additional reserve amount against its revenue, to adjust its estimate of the impact of the order, and recorded additional interest expense on that reserve. System Energy also recorded reductions in its depreciation and its decommissioning expenses to reflect the lower levels in FERC's order, and reduced tax expense affected by the order.

      In August 2001, Entergy Arkansas filed an application with the APSC for approval of a plan to refund to ratepayers approximately $62.5 million in early 2002 as a result of the final FERC order in System Energy's rate increase proceeding. In October 2001, the APSC approved the issuance of refund checks to Entergy Arkansas' ratepayers.

      Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase is $21.6 million annually. In July 1995, Entergy Mississippi filed a schedule with the MPSC that deferred the retail recovery of the System Energy rate increase. The deferral plan, which was approved by the MPSC, began in December 1995, the effective date of the System Energy rate increase, and was effective until the issuance of the final order by FERC. Under this plan, the deferral period was anticipated to have ended by September 1998, and the deferred amount would have been amortized over 48 months beginning in October 1998. Entergy Mississippi filed a revised deferral plan with the MPSC in August 1998 that provided for recovery, effective with October 1998 billings, of $11.8 million of the System Energy rate increase that was approved by the FERC ALJ's initial decision in July 1996. The $11.8 million was being amortized over the original 48-month period, which began in October 1998. In August 2000, as a result of the July 2000 FERC Order and Entergy's request for rehearing, Entergy Mississippi filed a second revised deferral plan with the MPSC that provides for a one year suspension of the recovery of the ALJ amount deferred prior to October 1998. The amount of System Energy's proposed increase in excess of the $11.8 million was also deferred until the issuance of a final order by FERC, or October 2002, whichever occurred first. As a result of the final resolution of the FERC order and in accordance with Entergy Mississippi's second revised deferral plan, refunds to Entergy Mississippi from System Energy, including interest, will be credited against deferral balances and any refund amounts in excess of the deferral balances will be included as a credit to the amounts billed in October 2001 through September 2002 to Entergy Mississippi's customers under its Grand Gulf Riders.

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


NOTE 3.  COMMON STOCK  (Entergy Corporation)

      During the nine months ended September 30, 2001, Entergy Corporation repurchased 989,100 shares of common stock in the open market for an aggregate purchase price of approximately $36.9 million.

     During the nine months ended September 30, 2001, Entergy Corporation issued 2,317,797 shares of its previously repurchased common stock to satisfy stock options exercised and employee stock purchases. In addition, Entergy Corporation received proceeds of approximately $2.1 million from the issuance of 79,473 shares of common stock to satisfy stock options exercised.


NOTE 4.  LONG-TERM DEBT

(Entergy Corporation)

             On August 24, 2001, Entergy Corporation paid off the outstanding Saltend Project credit facilities of approximately $550 million using proceeds from the sale of the plant.

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

      On August 22, 2001, Entergy Gulf States issued $300 million of Floating Rate Series First Mortgage Bonds due September 1, 2004, with an initial interest rate of 4.829% per annum. The proceeds were used to reduce the short-term debt that was incurred to repay, at maturity, $122.8 million of 6.41% Series First Mortgage Bonds due August 1, 2001 and for general corporate purposes. The proceeds will also be used to repay, at maturity, $150 million of 8.21% Series First Mortgage Bonds due January 1, 2002.

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

(System Energy)

      On August 1, 2001, System Energy retired, at maturity, $135 million of 7.71% Series First Mortgage Bonds with internally generated funds.


NOTE 5.  RETAINED EARNINGS  (Entergy Corporation)

      On October 26, 2001, Entergy Corporation's Board of Directors declared a common stock dividend of $0.33 per share, payable on December 1, 2001, to holders of record on November 13, 2001.


NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      Entergy's reportable segments as of September 30, 2001, are domestic utility and System Energy, energy commodity services, and domestic non-utility nuclear. During the third quarter of 2001, Entergy began integration of Entergy-Koch and Entergy Wholesale Operations into the energy commodity services segment. Prior to the third quarter of 2001, Entergy-Koch and Entergy Wholesale Operations were reported as separate segments.

     Prior to the first quarter of 2001, Entergy reported its power marketing and trading segment that engaged in the marketing of wholesale electricity, gas, other generating fuels, electric capacity, and financial instruments. On January 31, 2001, Entergy contributed substantially all of its power marketing and trading business to Entergy-Koch, which is now a part of the energy commodity services segment. Results from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. See Note 9 to the financial statements for further discussion of the investment in Entergy-Koch, L.P. Entergy Wholesale Operations, which includes Entergy's global power development business and is now part of the energy commodity services segment, and domestic non-utility nuclear were reported in "all other" prior to 2001. "All Other" now includes the parent company, Entergy Corporation, and other business activity, which is principally gains or losses on the sales of businesses and the earnings on the proceeds of those sales.

     Entergy's segment financial information for the three months ended September 30, 2001 and 2000 is as follows (in thousands):

                         Domestic    Energy    Domestic Non-All Other*  Eliminations Consolidated
                         Utility    Commodity    Utility
                        and System  Services*   Nuclear *
                          Energy
2001
Operating Revenues      $2,005,043    $361,760    $203,783     $5,970        ($820)    $2,575,736
Equity in Earnings
  of Unconsolidated
  Equity Affiliates              -      58,414           -          -             -        58,414
Income Taxes (Benefit)     125,218      44,138      23,399     (7,455)            -       185,300
Net Income (Loss)          228,523      67,241      34,636    (12,946)            -       317,454

2000
Operating Revenues      $2,412,482    $971,428     $56,962     $8,240      ($17,557)   $3,431,555
Income Taxes (Benefit)     199,142       5,404       4,799     (1,418)            -       207,927
Net Income                 290,694       6,827       6,547      2,621             -       306,689

     Entergy's segment financial information for the nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                         Domestic    Energy    Domestic Non-All Other*  Eliminations Consolidated
                         Utility    Commodity    Utility
                        and System  Services*   Nuclear *
                          Energy
2001
Operating Revenues      $6,011,105  $1,155,738    $533,199    $26,450       ($3,054)  $7,723,438
Equity in Earnings
  of Unconsolidated
  Equity Affiliates              -     153,957           -          -             -      153,957
Income Taxes (Benefit)     325,951      78,706      65,642    (10,726)            -      459,573
Net Income (Loss)          524,116     115,765      98,966    (14,940)            -      723,907
Total Assets            20,597,897   2,210,727   3,367,953    878,371      (873,314)  26,181,634

2000
Operating Revenues      $5,511,403  $1,709,003    $179,911    $22,515      ($41,997)  $7,380,835
Income Taxes               390,640      22,549      21,843      5,584             -      440,616
Net Income                 564,978      48,699      30,078     17,117             -      660,872
Total Assets            20,560,181   2,280,131     645,698  1,070,935      (529,842)  24,027,103


Businesses  marked  with * are sometimes referred to as  the  "competitive
businesses,"   with   the  exception  of  the  parent   company,   Entergy
Corporation.  Eliminations are primarily inter-segment activity.


NOTE 7.  ENTERGY-FPL GROUP MERGER  (Entergy Corporation)

      On July 30, 2000, Entergy Corporation and FPL Group, Inc. entered into a Merger Agreement providing for a business combination that would have resulted in the creation of a new company. On April 1, 2001, Entergy Corporation and FPL Group, Inc. terminated the Merger Agreement by mutual decision. Both companies agreed that no termination fee is payable under the terms of the Merger Agreement, unless within nine months of the termination one party agrees to a substantially similar transaction with another party. Each company will bear its own merger-related expenses. Entergy has withdrawn its merger-related filings submitted to the FERC, the SEC, and state and local regulatory agencies.


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

      FASB recently adopted certain interpretations of SFAS 133, and is considering other interpretations of that standard, that will affect Entergy's future financial statements. Entergy expects to implement these interpretations by no later than the second quarter of 2002. Entergy has not completed its assessment of the impact of these interpretations.


NOTE 9. ACQUISITIONS, DISPOSITIONS, AND EQUITY METHOD INVESTMENTS (Entergy Corporation)

Acquisition of Indian Point 2

      In September 2001, Entergy's domestic non-utility nuclear business acquired the 951 MW Indian Point 2 nuclear power plant located in Westchester County, New York from Consolidated Edison. Entergy paid approximately $600 million in cash at the closing of the purchase and received the plant, nuclear fuel, materials and supplies, a purchase power agreement (PPA), and assumed certain liabilities. On the second anniversary of the Indian Point 2 acquisition, Entergy's nuclear business will also begin to pay NYPA $10 million per year for up to 10 years in accordance with the Indian Point 3 purchase agreement. Under the PPA, Consolidated Edison will purchase 100% of Indian Point 2's output for an average price of $39/MWh through 2004. Consolidated Edison transferred a $430 million decommissioning trust fund, along with the liability to decommission Indian Point 2 and Indian Point 1, to Entergy. Entergy acquired Indian Point 1 in the transaction, a plant that has been shut down and in safe storage since the 1970s.

      The acquisition was accounted for using the purchase method. The results of operations of Indian Point 2 subsequent to the purchase date have been included in Entergy's consolidated results of operations. The Indian Point 2 purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the purchase date. The allocation was based on preliminary information and ultimate amounts are likely to change.

Asset Disposition

     In August 2001, Entergy's EWO business sold the Saltend plant to Calpine Corporation for a cash payment of approximately $800 million. Entergy's gain on the sale was approximately $69.9 million ($45.4 million after tax). The results of operations of the Saltend plant are included in Entergy's consolidated statements of income through the date of sale. The gain arising from the sale is included in operating revenues in that statement. EWO actively manages its assets as an investment portfolio, and attempts to maximize flexibility to respond to different market environments. Active management of the portfolio will continue to result in: the sale of projects at various stages in their planning, development, or operation; the abandonment of projects; or, the commercial operation of projects by EWO. In the sales transaction, Entergy or its subsidiaries made certain warranties to the purchasers. Entergy believes that it has provided adequate reserves for these warranties as of September 30, 2001.

Equity Method Investments

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

      Entergy also owns investments in the following companies that it accounts for under the equity method of accounting: Generandes Peru S.A., in which it owns 34% of the voting power; Compania Electrica San Isidro S.A., in which it owns 25% of the voting power; RS Cogen LLC, in which it holds a 50% member interest; and EntergyShaw LLC, in which it holds a 50% member interest. Following is a summary of combined financial information reported by Entergy's equity method investees (in thousands):


September 30, 2001                Three Months    Nine Months
                                      Ended          Ended
Income Statement Items
     Operating revenues            $2,909,807      $7,727,012
     Operating income                  92,925         232,988
     Net income                        67,483         183,251


Balance Sheet Items
     Current assets                                $2,831,424
     Noncurrent assets                              2,961,457
     Current liabilities                            2,534,427
     Noncurrent liabilities                         1,345,572


Prior to the formation of Entergy-Koch in January 2001 and its results during 2001, Entergy's equity method investees were immaterial to its results of operations and financial position. Therefore, summarized financial information for 2000 is not presented.

NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     In mid-2001, the FASB issued the following pronouncements:

     o SFAS 141, "Business Combinations";
     o SFAS 142, "Goodwill and Other Intangible Assets";
     o SFAS 143, "Accounting for Asset Retirement Obligations"; and
     o SFAS 144, "Accounting for the Impairment or Disposal of Long-lived
       Assets".

     SFAS 141, which Entergy will implement for all business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for using the purchase accounting method. SFAS 141 also requires the recording of all acquired intangible assets that either arise from contractual or legal rights, or that are separable from the acquired entity. The implementation of SFAS 141 on July 1, 2001 had no impact on Entergy's financial statements.

     SFAS 142, which Entergy will implement effective January 1, 2002, eliminates the amortization of goodwill arising from business combinations. Instead, goodwill will be subject to a periodic impairment test at the "reporting unit" level. SFAS 142 also eliminates the arbitrary 40-year cap on useful lives of intangible assets, and acknowledges that some intangible assets may have indefinite useful lives. The implementation of SFAS 142 will require Entergy to cease the amortization of the remaining acquisition adjustment recorded in conjunction with its acquisition of Entergy Gulf States. Entergy will also be required to perform an impairment test on the remaining acquisition adjustment. Entergy has not completed its assessment of the impact of the implementation of this standard.

     SFAS 143, which is required to be implemented by January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. Upon adoption, the net effects of implementing this standard, to the extent that they are not recorded as regulatory assets or liabilities, will be recognized as cumulative effects of an accounting change in Entergy's income statement. Entergy has not yet completed its assessment of the likely overall impact of this standard on its financial statements.

     SFAS  144,  which Entergy will implement effective January  1,  2002, promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges of long-lived assets. Entergy does not expect the implementation of this standard to have a significant effect on Entergy's financial position or results of operations.
                    __________________________________

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

                   ENTERGY CORPORATION AND SUBSIDIARIES
                        PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     See "PART I, Item 1, Other Regulation and Litigation" in the Form 10-
K  for  a  discussion of legal proceedings affecting Entergy.   Set  forth
below are updates to the information contained in the Form 10-K.

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

Franchise Service Area Litigation  (Entergy Gulf States)

     See "Franchise Service Area Litigation" in Item 1 of Part I of the Form 10-K for a discussion of the litigation with Beaumont Power & Light (BP&L). In May 2000, the PUCT voted to remand the proceeding back to the ALJ to allow BP&L to provide further evidence. A hearing on the merits of the case has been scheduled for November 2001.

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


Item 5.  Other Information

Environmental Regulation  (Entergy Gulf States)

      The State of Louisiana is considering future emission control strategies to address continued ozone non-attainment status of areas in and around Baton Rouge, Louisiana. In August 2001 the LDEQ published a notice of intent to issue a rule for control of NOx as part of the State Implementation Plan (SIP) to bring this area into attainment with the National Ambient Air Quality standards for ozone by May 2005. The notice contains certain provisions that would lead to installation of new NOx control equipment at Entergy Gulf States generating units. Preliminary analyses indicate compliance costs may be as much as $47 million overall. Most of the related expenditures would take place in 2003 and 2004. The final rule is expected to be in place by December 2001. Cost estimates will be refined as engineering studies progress before and after promulgation of the final NOx rule. Entergy Gulf States will be required to obtain revised operating permits from LDEQ and meet new, lower emission limits for NOx. Entergy expects to file before October 2002 revised permit applications containing its detailed compliance strategy. In late August 2001, however, a federal magistrate issued a report recommending that the EPA be ordered to make a determination regarding the ozone non-attainment status and any reclassification of the area required as a result of the determination. The recommendation might result in an upgrade from the current status of "serious" to "severe" non-attainment classification for the Baton Rouge area. If this occurs, LDEQ ozone SIP rulemakings could be affected, especially in terms of scheduling. The specific impact of the magistrate's recommendation on Entergy Gulf States will remain unclear until the EPA responds to the magistrate's report.

Earnings   Ratios    (Entergy  Arkansas,  Entergy  Gulf  States,   Entergy
Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:


                          Ratios of Earnings to Fixed Charges
                                  Twelve Months Ended
                                   December 31,            September 30,
                       1996   1997    1998    1999   2000      2001

Entergy Arkansas       2.93   2.54   2.63    2.08    3.01      3.48
Entergy Gulf States    1.47   1.42   1.40    2.18    2.60      2.39
Entergy Louisiana      3.16   2.74   3.18    3.48    3.33      3.13
Entergy Mississippi    3.40   2.98   3.12    2.44    2.33      2.30
Entergy New Orleans    3.51   2.70   2.65    3.00    2.66       (b)
System Energy          2.21   2.31   2.52    1.90    2.41      2.02


                            Ratios of Earnings to Combined Fixed Charges
                                   and Preferred Dividends
                                     Twelve Months Ended
                                      December 31,            September 30,
                          1996   1997    1998    1999   2000      2001

Entergy Arkansas          2.44   2.24   2.28    1.80    2.70      3.13
Entergy Gulf States (a)   1.19   1.23   1.20    1.86    2.39      2.29
Entergy Louisiana         2.64   2.36   2.75    3.09    2.93      2.82
Entergy Mississippi       2.95   2.69   2.80    2.18    2.09      2.10
Entergy New Orleans       3.22   2.44   2.41    2.74    2.43       (b)

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.
(b) Earnings for the twelve months ended September 30, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $11.4 million and $13.1 million, respectively.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

    4(a) - Fifty-sixth Supplemental Indenture, dated as of July 1, 2001, to Entergy Arkansas' Mortgage and Deed of Trust, dated as of October 1, 1944.

**  4(b) -   Assumption  Agreement, dated July 12, 2001,  among  First
             Union  National Bank, as Additional Lender,  Entergy  and
             Citibank N.A., as Agent (filed as Exhibit 5(a) to Rule 24
             Certificate dated November 6, 2001 in File No. 70-9749).

**  4(b) -   Sixtieth  Supplemental Indenture, dated as of  August  1,
             2001, to Entergy Gulf States' Mortgage and Deed of Trust, dated as of September 1, 1926 (filed as Exhibit A-2(a) to
             Rule 24 Certificate dated September 10, 2001 in File  No.
             70-9751).

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

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2001, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2001.

**   Incorporated herein by reference as indicated.


     (b)   Reports on Form 8-K

     Entergy Corporation

           A Current Report on Form 8-K, dated July 3, 2001, was filed with the SEC on July 5, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

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

     Entergy Corporation, Entergy Arkansas, Entergy Gulf States,
     Entergy   Louisiana,  Entergy  Mississippi,   Entergy   New
     Orleans, and System Energy

           A Current Report on Form 8-K, dated August 13, 2001, was filed with the SEC on August 13, 2001, reporting information under Item 4. "Changes in Registrant's Certifying Accountant" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation

           A Current Report on Form 8-K, dated August 15, 2001, was filed with the SEC on August 15, 2001, reporting information under Item 5. "Other Events", Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated September 26, 2001, was filed with the SEC on September 26, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Gulf States

           A Current Report on Form 8-K, dated October 5, 2001, was filed with the SEC on October 15, 2001, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation

           A Current Report on Form 8-K, dated October 22, 2001, was filed with the SEC on October 22, 2001, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

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


                                   /s/ Nathan E. Langston
                                      Nathan E. Langston
                             Senior Vice President and Chief Accounting Officer
                               (For each Registrant and for each as
                                   Principal Accounting Officer)


Date:     November 9, 2001