Form 10-K405
period 2001-12-31
SYSTEM ENERGY RESOURCES INC; ENTERGY CORP /DE/; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA INC; ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC
filed 2002-03-14
CIK 202584, 65984, 71508, 66901, 60527, 44570, 7323

UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

			       FORM 10-K

 (Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	  THE SECURITIES EXCHANGE ACT OF 1934

	  For the Fiscal Year Ended December 31, 2001

		    OR

	  TRANSITION REPORT PURSUANT TO SECTION 13
	  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	  For the transition period from ____________ to ____________

Commission      Registrant, State of Incorporation,    IRS Employer
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

Securities registered pursuant to Section 12(b) of the Act:

										Name of Each Exchange
Registrant                     Title of Class                                   on Which Registered
Entergy Corporation            Common Stock, $0.01 Par Value - 222,201,504          New York Stock Exchange, Inc.
				 shares outstanding at February 28, 2002            Chicago Stock Exchange Inc.
										    Pacific Exchange Inc.

Entergy Arkansas Capital I     8-1/2% Cumulative Quarterly Income Preferred         New York Stock Exchange, Inc.
				 Securities, Series A

Entergy Gulf States, Inc.      Preferred Stock, Cumulative, $100 Par Value:
				 $4.40 Dividend Series                              New York Stock Exchange, Inc.
				 $4.52 Dividend Series                              New York Stock Exchange, Inc.
				 $5.08 Dividend Series                              New York Stock Exchange, Inc.
				 Adjustable Rate Series B (Depository Receipts)     New York Stock Exchange, Inc.

Entergy Gulf States Capital I  8.75% Cumulative Quarterly Income Preferred          New York Stock Exchange, Inc.
				 Securities, Series A

Entergy Louisiana Capital I    9% Cumulative Quarterly Income Preferred             New York Stock Exchange, Inc.
				 Securities, Series A



Securities registered pursuant to Section 12(g) of the Act:

Registrant                      Title of Class

Entergy Arkansas, Inc.          Preferred Stock, Cumulative, $100 Par Value
				Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States, Inc.       Preferred Stock, Cumulative, $100 Par Value

Entergy Louisiana, Inc.         Preferred Stock, Cumulative, $100 Par Value
				Preferred Stock, Cumulative, $25 Par Value

Entergy Mississippi, Inc.       Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.       Preferred Stock, Cumulative, $100 Par Value

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates, was $9.2 billion based on the reported last sale price of $41.28 per share for such stock on the New York Stock Exchange on February 28, 2002. Entergy Corporation is directly or indirectly the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.


		  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 10, 2002, are incorporated by reference into Parts I and III hereof.

			   TABLE OF CONTENTS

								Page
							       Number

Definitions                                                       i
Part I
     Item  1. Business                                            1
     Item  2. Properties                                         45
     Item  3. Legal Proceedings                                  45
     Item  4. Submission of Matters to a Vote of Security        45
	       Holders
	      Directors and Executive Officers of Entergy        45
	       Corporation
Part II
     Item  5. Market for Registrants' Common Equity and          48
	       Related Stockholder Matters
     Item  6. Selected Financial Data                            49
     Item  7. Management's Discussion and Analysis of            49
	       Financial Condition and Results of
	       Operations
     Item 7A. Quantitative and Qualitative Disclosures           49
	       About Market Risk
     Item  8. Financial Statements and Supplementary Data        50
     Item 9. Changes in and Disagreements with Accountants 228 on Accounting and Financial Disclosure
Part III
     Item 10. Directors and Executive Officers of the           228
	       Registrants
     Item 11. Executive Compensation                            232
     Item 12. Security Ownership of Certain Beneficial          244
	       Owners and Management
     Item 13. Certain Relationships and Related Transactions    247
Part IV
     Item 14. Exhibits, Financial Statement Schedules, and      248
	       Reports on Form 8-K
Signatures                                                      249
Report of Independent Accountants on Financial Statement        257
   Schedules
Index to Financial Statement Schedules                          S-1
Exhibit Index                                                   E-1

       This combined Form 10-K is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

      This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

		      FORWARD-LOOKING INFORMATION

      The following constitutes a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, performance, strategies, prospects and other aspects of the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. and their affiliated companies may involve risks and uncertainties. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to: the effects of weather, the performance of generating units and transmission systems, the possession of nuclear materials, fuel and purchased power prices and availability, the effects of regulatory decisions and changes in law, litigation, capital spending requirements and the availability of capital, the onset of competition, the ability to recover net regulatory assets and other potential stranded costs, the effects of recent developments in the California electricity market on the utility industry nationally, advances in technology, changes in accounting standards, corporate restructuring and changes in capital structure, the success of new business ventures, changes in the markets for electricity and other energy-related commodities, including the use of financial and derivative instruments and volatility of changes in market prices, changes in interest rates and in financial and foreign currency markets generally, the economic climate and growth in Entergy's service territories, changes in corporate strategies, actions of rating agencies, and other factors.

			      DEFINITIONS

      Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym            Term

ADEQ                Arkansas Department of Environmental Quality
AFUDC               Allowance for Funds Used During Construction
Algiers             15th Ward of the City of New Orleans, Louisiana
ALJ                 Administrative Law Judge
ANO 1 and 2         Units  1  and  2  of  Arkansas Nuclear  One  Steam
		    Electric  Generating Station (nuclear),  owned  by
		    Entergy Arkansas
APB                 Accounting Principles Board
APSC                Arkansas Public Service Commission
Availability
 Agreement          Agreement,  dated as of June  21,  1974,  as
		    amended, among System Energy and Entergy Arkansas,
		    Entergy   Louisiana,   Entergy  Mississippi,   and
		    Entergy New Orleans, and the assignments thereof
BCF                 One billion cubic feet of natural gas
BCF/D               One billion cubic feet of natural gas per day
BPS                 British pounds sterling
Board               Board of Directors of Entergy Corporation
Boston Edison       Boston Edison Company
Cajun               Cajun Electric Power Cooperative, Inc.
CitiPower           CitiPower  Pty., an electric distribution  company
		    serving   Melbourne,  Australia  and   surrounding
		    suburbs,  which was sold by Entergy effective
		    December 31, 1998
Consolidated Edison Consolidated Edison, Inc.
Council             Council of the City of New Orleans, Louisiana
D.C. Circuit        United States Court of Appeals for the District of
		    Columbia Circuit
DOE                 United States Department of Energy
domestic utility
 companies          Entergy Arkansas, Entergy Gulf  States,
		    Entergy   Louisiana,  Entergy   Mississippi,   and
		    Entergy New Orleans, collectively
EITF                Emerging Issues Task Force
ENHC                Entergy Nuclear Holding Company #1
EPA                 United States Environmental Protection Agency
EPAct               Energy Policy Act of 1992
EPDC                Entergy Power Development Corporation
EPMC                Entergy Power Marketing Corporation
ET&M                Entergy Trading and Marketing, Ltd.
ETHC                Entergy Technology Holding Company
EWG                 Exempt wholesale generator under PUHCA
EWO                 Entergy   Wholesale  Operations,  which  primarily
		    consists of Entergy's power development business
Entergy             Entergy  Corporation and its  various  direct  and
		    indirect subsidiaries
Entergy Arkansas    Entergy Arkansas, Inc.
Entergy Corporation Entergy Corporation, a Delaware corporation Entergy Gulf States Entergy Gulf States, Inc., including its wholly
		    owned  subsidiaries - Varibus Corporation,  GSG&T,
		    Inc.,  Prudential  Oil & Gas, Inc.,  and  Southern
		    Gulf Railway Company

Abbreviation or Acronym      Term

Entergy-Koch        Entergy-Koch, L.P., a joint venture equally  owned
		    by Entergy and Koch Industries, Inc.
Entergy London      Entergy  London Investments plc, formerly  Entergy
		    Power   UK   plc   (including  its  wholly   owned
		    subsidiary,  London Electricity  plc),  which  was
		    sold by Entergy effective December 4, 1998
Entergy Louisiana   Entergy Louisiana, Inc.
Entergy Mississippi Entergy Mississippi, Inc.
Entergy New Orleans Entergy New Orleans, Inc.
Entergy Nuclear     Entergy Nuclear, Inc.
Entergy Nuclear
 Operations         Entergy Nuclear Operations, Inc.
Entergy Operations  Entergy Operations, Inc.
Entergy Power       Entergy Power, Inc.
Entergy Services    Entergy Services, Inc.
FASB                Financial Accounting Standards Board
FERC                Federal Energy Regulatory Commission
FitzPatrick         James  A. FitzPatrick nuclear power plant, 825  MW
		    facility  located near Oswego, New York, purchased
		    in  November 2000 from NYPA by Entergy's  domestic
		    non-utility nuclear business
FUCO                Exempt foreign utility company under PUHCA
Grand Gulf 1 and 2  Units  1  and  2  of  Grand  Gulf  Steam  Electric
		    Generating Station (nuclear), 90% owned or  leased
		    by System Energy
GWH                 Gigawatt hours, which equals one million kilowatt-
		    hours
Independence        Independence Steam Electric Station (coal),  owned
		    16%   by   Entergy   Arkansas,  25%   by   Entergy
		    Mississippi, and 7% by Entergy Power
Indian Point 1      Indian Point Energy Center Unit 1 - nuclear  power
		    plant  that has been shut-down and in safe storage
		    since  the  1970s, located in Westchester  County,
		    New   York,  purchased  in  September  2001   from
		    Consolidated  Edison  by Entergy's  domestic  non-
		    utility nuclear business
Indian Point 2      Indian Point Energy Center Unit 2 - nuclear  power
		    plant,  970  MW  facility located  in  Westchester
		    County, New York, purchased in September 2001 from
		    Consolidated  Edison  by Entergy's  domestic  non-
		    utility nuclear business
Indian Point 3      Indian Point Energy Center Unit 3 - nuclear  power
		    plant,  980  MW  facility located  in  Westchester
		    County, New York, purchased in November 2000  from
		    NYPA  by  Entergy's  domestic non-utility  nuclear
		    business
IRS                 Internal Revenue Service
KV                  kilovolt
KW                  kilowatt
KWH                 kilowatt-hour(s)
London Electricity  London  Electricity  plc  -  a  regional  electric
		    company   serving  London,  England,   which   was
		    acquired  by Entergy London effective February  1,
		    1997,  and was sold by Entergy effective  December
		    4, 1998
LDEQ                Louisiana Department of Environmental Quality
LPSC                Louisiana Public Service Commission
MCF                 1,000 cubic feet of gas
MMBTU               One million British Thermal Units
MPSC                Mississippi Public Service Commission
MW                  megawatt(s), which equals one thousand kilowatt(s)

			DEFINITIONS (Concluded)


Abbreviation or Acronym      Term

N/A                 Not applicable
Nelson Unit 6       Unit  No.  6  (coal) of the Nelson Steam  Electric
		    Generating  Station,  owned 70%  by  Entergy  Gulf
		    States
NERC                North American Electric Reliability Council
Net debt ratio      Gross debt less cash and cash equivalents divided
		    by total capitalization less cash and cash equivalents
NRC                 Nuclear Regulatory Commission
NYPA                New York Power Authority
Pilgrim             Pilgrim  Nuclear Station, 670 MW facility  located
		    in Plymouth, Massachusetts, purchased in July 1999
		    from  Boston  Edison  by Entergy's  domestic  non-
		    utility nuclear business
PRP                 Potentially Responsible Party (a person or  entity
		    that   may  be  responsible  for  remediation   of
		    environmental contamination)
PUCT                Public Utility Commission of Texas
PUHCA               Public  Utility Holding Company Act  of  1935,  as
		    amended
PURPA               Public Utility Regulatory Policies Act of 1978
RTO                 Regional transmission organization
Reallocation
 Agreement          1981  Agreement, superseded  in  part  by  a
		    June  13,  1985  decision of FERC,  among  Entergy
		    Arkansas,  Entergy Louisiana, Entergy Mississippi,
		    Entergy New Orleans, and System Energy relating to
		    the sale of capacity and energy from Grand Gulf
Ritchie Unit 2      Unit  2  of  the  R.  E.  Ritchie  Steam  Electric
		    Generating Station (gas/oil)
River Bend          River   Bend  Steam  Electric  Generating  Station
		    (nuclear)
SEC                 Securities and Exchange Commission
SFAS                Statement   of  Financial  Accounting   Standards,
		    promulgated by the FASB
SMEPA               South  Mississippi  Electric Power  Agency,  which
		    owns a 10% interest in Grand Gulf 1
System Agreement    Agreement, effective January 1, 1983, as modified,
		    among  the domestic utility companies relating  to
		    the sharing of generating capacity and other power
		    resources
System Energy       System Energy Resources, Inc.
System Fuels        System Fuels, Inc.
tons/hr             Tons   per  hour,  used  as  a  measure  of  steam
		    production
UK                  The  United Kingdom of Great Britain and  Northern
		    Ireland
Unit Power Sales
 Agreement          Agreement, dated as of June 10, 1982, as
		    amended   and  approved  by  FERC,  among  Entergy
		    Arkansas,  Entergy Louisiana, Entergy Mississippi,
		    Entergy  New Orleans, and System Energy,  relating
		    to  the  sale  of capacity and energy from  System
		    Energy's share of Grand Gulf 1
Warren Power        Warren  Power  Plant,  300 MW   simple  cycle  gas
		    turbine merchant power plant located in Vicksburg,
		    Mississippi
Waterford 3         Unit  No.  3  (nuclear)  of  the  Waterford  Steam
		    Electric Generating Station, 100% owned or  leased
		    by Entergy Louisiana
weather-adjusted
 usage              electric  usage  excluding  the  effects  of
		    weather deviations
White Bluff         White Bluff Steam Electric Generating Station, 57%
		    owned by Entergy Arkansas

				PART I
Item 1.  Business
			  BUSINESS OF ENTERGY

Entergy Corporation

      Entergy Corporation is a Delaware corporation which, through its subsidiaries, engages principally in the following businesses: domestic utility, domestic non-utility nuclear, and energy commodity services. Domestic non-utility nuclear and energy commodity services are sometimes referred to as the competitive businesses. Entergy Corporation has no significant assets other than the stock of its subsidiaries. Entergy Corporation is a registered public utility holding company under PUHCA. As such, Entergy Corporation and its subsidiaries generally are subject to the broad regulatory provisions of PUHCA. PUHCA generally limits registered public utility holding company activity to direct and indirect ownership of domestic integrated utility businesses, domestic and foreign electric generation ventures, foreign utility ownership, telecommunications and information service businesses, and certain other domestic energy related businesses. Following are the percentages of Entergy's consolidated revenues and net income generated by Entergy's reportable operating segments and the percentage of total assets held by them:

Segment                            % of Revenue       % of Net Income     % of Total Assets
			       2001   2000   1999   2001   2000   1999   2001   2000   1999
Domestic utility                77     74     73     77     87     93     78     81     82
Domestic non-utility nuclear     8      3      1     17      7      3     13      9      3
Energy commodity services       14     23     26     14      8     (7)     9     10      8
Other                            1      -      -     (8)    (2)    11      -      -      7



Additional   financial  information  regarding  Entergy   Corporation's
operating segments is contained in Note 12 to the financial statements.

Domestic Utility

     The domestic utility is Entergy's predominant business segment, as shown in the chart above. Entergy Corporation has five wholly-owned domestic retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. As of December 31, 2001, these utility companies provided retail electric service to approximately 2.6 million customers in portions of the states of Arkansas, Louisiana, Mississippi, and Texas. In addition, Entergy Gulf States furnishes natural gas utility service in and around Baton Rouge, Louisiana, and Entergy New Orleans furnishes natural gas utility service in New Orleans, Louisiana. The business of the domestic utility companies is subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year. During 2001, the domestic utility companies' combined retail electric sales volumes as a percentage of total electric sales volumes were: residential - 28.6%; commercial - 22.7%; and industrial - 38.2%. Retail electric revenues from these sectors as a percentage of total electric revenues were: residential - 36.1%; commercial - 25.7%; and industrial - 31.7%. Sales to governmental and municipal sectors and to nonaffiliated utilities accounted for the balances of electric sales and revenues. The major industrial customers of the domestic utility companies are in the chemical, petroleum refining, and paper industries. State or local regulatory authorities regulate the retail rates and services of Entergy's domestic retail utility subsidiaries.

     Entergy Corporation also owns 100% of the voting stock of System Energy, an Arkansas corporation that owns and leases an aggregate 90% undivided interest in Grand Gulf. System Energy sells all of the capacity and energy from its interest in Grand Gulf 1 at wholesale to its only customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Management discusses sales from Grand Gulf 1 more thoroughly in "CAPITAL REQUIREMENTS AND FUTURE FINANCING - Certain Grand Gulf-related Financial and Support Agreements
- Unit Power Sales Agreement" below. System Energy's wholesale power sales are subject to the jurisdiction of FERC.

     Entergy Services, a Delaware corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the domestic utility subsidiaries of Entergy Corporation. Entergy Operations, a Delaware corporation, is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans own 35%, 33%, 19%, and 13%, respectively, of the common stock of System Fuels, a Louisiana corporation that implements and manages certain programs to procure, deliver, and store fuel supplies for those companies. Entergy Services, Entergy Operations, and System Fuels provide their services to the domestic utility companies and System Energy on an "at cost" basis, pursuant to service agreements approved by the SEC under PUHCA. Information regarding affiliate transactions is contained in Note 16 to the financial statements.

     Entergy Gulf States has wholly-owned subsidiaries that (i) own and operate intrastate gas pipelines in Louisiana used primarily to transport fuel to two of Entergy Gulf States' generating stations; (ii) own the Lewis Creek Station, a gas-fired generating plant, which is leased to and operated by Entergy Gulf States; and (iii) own several miles of railroad track constructed in Louisiana primarily for the purpose of transporting coal for use as boiler fuel at Entergy Gulf States' Nelson Unit 6 generating facility.

Domestic Non-Utility Nuclear

      Entergy's domestic non-utility nuclear business is focused on acquiring, owning, operating, and selling power from nuclear power plants and providing operations and management services to nuclear power plants owned by other utilities in the United States. Operations and management services, including decommissioning services, are provided through Entergy's wholly-owned subsidiary, Entergy Nuclear.

     Entergy's domestic non-utility nuclear business owns the following operating nuclear power plants:

Power Plant      Acquired   Capacity  Percent Ownership  Location

Pilgrim          July 1999    670 MW       100%          Plymouth, MA
FitzPatrick      Nov. 2000    825 MW       100%          Oswego, NY
Indian Point 3   Nov. 2000    980 MW       100%          Westchester County, NY
Indian Point 2   Sept. 2001   970 MW       100%          Westchester County, NY

      In August 2001, Entergy's domestic non-utility nuclear business agreed to purchase the 510 MW Vermont Yankee Nuclear Power Plant in Vernon, Vermont, from Vermont Yankee Nuclear Power Corporation (VYNPC) for $180 million, to be paid in cash upon closing. Entergy will receive the plant, nuclear fuel, inventories, and related real estate. The liability to decommission the plant, as well as related decommissioning trust funds of approximately $280 million, will also be transferred to Entergy. Management expects to close the transaction in the summer of 2002, pending the approvals of the NRC, the Public Service Board of Vermont, and other regulatory agencies.

      Entergy's non-utility nuclear business has entered into power purchase agreements (PPAs) to sell the power produced by its power plants at prices established in the PPAs. To the extent that a plant's output is not subject to a PPA, power sales would be subject to the fluctuation of market power prices. Following is a summary of the amount of the Entergy non-utility nuclear business's capacity currently subject to PPAs. Entergy continues to pursue opportunities to extend the existing PPAs and to enter into new PPAs with other parties.

					  Capacity subject to PPAs
		      Entergy's Capacity
Power Pool            in the Power Pool   2002   2003  2004  2005

New York ISO           2,775 MW           100%   100%   79%   0%
ISO New England          670 MW           100%   85%    85%  20%

In addition, Entergy will sell 100% of Vermont Yankee's output up to its rated capacity to VYNPC's current owner-utilities under a 10-year PPA executed in conjunction with the transaction, which management expects to close in the summer of 2002. The PPA includes an adjustment clause where the prices specified in the PPA will be adjusted downward annually, beginning in 2006, if power market prices drop below the PPA prices. Vermont Yankee is a part of the ISO New England.

     Entergy Nuclear is authorized to provide services to nuclear power plants owned by entities that are not affiliated with Entergy. Services provided include engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities. Currently Entergy Nuclear is providing decommissioning services for the Maine Yankee nuclear power plant, which is owned by Maine Yankee Atomic Power Company. Entergy Nuclear completed successfully in 2001 its decommissioning services project for Millstone Unit 1. The cost of decommissioning and insuring the plants that Entergy provides decommissioning services for is the responsibility of the plant owners.

      Entergy Nuclear also is a party to two business arrangements that assist it in providing operation and management services. Entergy Nuclear and Framatome ANP intend to jointly offer operating license renewal and life extension services to nuclear power plants in the United States. Framatome has provided and continues to provide license renewal services to several utilities owning nuclear power plants in the United States. Entergy Nuclear acquired TLG Services in September 2000. The TLG acquisition assists Entergy Nuclear in providing decommissioning, engineering, and related services to nuclear power plant owners.

Energy Commodity Services

     During the third quarter of 2001, Entergy began integration of Entergy-Koch and Entergy Wholesale Operations into the energy commodity services segment. Prior to the third quarter of 2001, Entergy-Koch and Entergy Wholesale Operations operated and were reported as separate segments. Prior to the first quarter of 2001, Entergy had also operated and reported its power marketing and trading segment separately. On January 31, 2001, Entergy contributed substantially all of its power marketing and trading business to Entergy-Koch, which is now a part of the energy commodity services segment.

Marketing and Trading

     In January 2001, subsidiaries of Entergy and Koch Industries, Inc. formed an unconsolidated 50/50 limited partnership, Entergy-Koch, L.P. Entergy-Koch engages in the gathering, transmission, and storage of natural gas in the Gulf Coast region of the United States through its Gulf South Pipeline subsidiary. Entergy-Koch also engages in physical and financial natural gas and power trading, and weather derivatives trading, in the United States, the United Kingdom, Western Europe, and Canada through its Entergy-Koch Trading subsidiaries. In the formation of the partnership, Entergy contributed most of the assets and trading contracts of its power marketing and trading business and $414 million of cash. Koch contributed its 8,800-mile Koch Gateway Pipeline (which has been renamed the Gulf South Pipeline), gas storage facilities including the 65.8 BCF Bistineau storage facility located near Shreveport, Louisiana, and Koch Energy Trading, which marketed and traded electricity, gas, weather derivatives, and other energy-related commodities and services.

     The Gulf South Pipeline system includes approximately 7,650 miles of transmission pipelines and approximately 1,150 miles of gathering pipelines. Gulf South Pipeline gathers natural gas from the Gulf South region and transports it to local distribution companies, industrial facilities, power generators, utility companies, other pipelines, and natural gas marketing companies. The pipeline system covers parts of Texas, Louisiana, Mississippi, Alabama, and Florida; connects to the Henry Hub, located in Vermilion Parish, Louisiana; and has 67 interconnects with interstate pipelines. Gulf South Pipeline has a total of 68 BCF of working gas storage capacity at two facilities, including Bistineau.

     Entergy-Koch Trading buys and sells natural gas, power, and other energy-related services and commodities. Entergy-Koch Trading provides energy management using knowledge systems that promote fundamental and quantitative understanding of market risk. The energy management services provide customers with the opportunity to manage the various risk exposures embedded in their businesses and capitalize on non-optimized resources. Entergy-Koch Trading provides customers these solutions by utilizing its proprietary analytical models and its knowledge of the marketplace, natural gas pipelines, power transmission infrastructure, transportation management, gas storage, weather, and the interaction of these factors.

     Entergy and Koch Industries each indirectly own half of the limited partnership interests in Entergy-Koch, L.P. Entergy and Koch Industries also indirectly own half of the equity of the general partner of Entergy-Koch, L.P. The general partner has an eight-member board of directors. Entergy and Koch each appoint four members of the board.

     Although the ownership interests are equal, the capital accounts for Entergy and Koch are different. As described above, each contributed different assets to the partnership with those contributed by Koch valued at more than those contributed by Entergy. Through 2003, substantially all of the partnership profits allocated to Entergy, except that profits from weather trading and international trading are allocated disproportionately to Koch and Entergy, respectively.

     In the partnership agreement, Entergy agreed to contribute $72.7 million to the partnership in January 2004. Koch also will receive a distribution of $72.7 million in 2004. In addition, at that time, Entergy-Koch's assets will be revalued for capital account purposes. If the value of the assets exceeds their carrying value for capital account purposes, then that difference will be allocated to the capital accounts. Entergy expects that after this revaluation the capital accounts of Entergy and Koch Industries will be approximately equal and that future profit allocations other than for weather trading and international trading will be equal. If the capital accounts differ significantly, however, then profits may be allocated disproportionately to one partner or the other until the capital accounts are approximately equal.

     The  partnership  agreement  provides that  losses  are  allocated between the capital accounts of the partners based on ownership interest. Distributions from operations are shared based on ownership interest and distributions in the event of liquidation are shared based on capital accounts, as revalued at the time of the liquidation. Prior to 2004, a partner may transfer its partnership interest only with the consent of the other partner. Beginning in 2004, a partner may transfer its interest to a third party, only if it has first offered to sell its interest to the other partner at the approximate sales price and the other partner has not accepted the offer. Certain buy/sell rights are triggered (a) at the option of the non-defaulting partner, upon a change of control of, or material breach of the agreement by, either partner or (b) at the option of either partner, at any time beginning in 2004. Under the buy/sell rights, the initiating partner offers to sell all its partnership interest at a specified price and other terms or to buy all of the other partner's partnership interest at the same price and same other terms.

Power Development

     EWO primarily conducts Entergy's power development business, which is focused on acquiring or developing power generation projects in North America and Europe. The power development business owns interests in the following electric generation assets that are currently operating or are under construction:

     Investment                        Percent Ownership   Status

United Kingdom - Damhead Creek, 800 MW       100%          operational
U.S. (AR)- Ritchie Unit 2, 544 MW            100%          operational
U.S. (AR)- Independence Unit 2, 842 MW        14%          operational
U.S. (MS)- Warren Power, 300 MW              100%          operational
U.S. (IA)- Top of Iowa Wind Farm, 80 MW       99%          operational
U.S. (LA)- RS Cogen, 425 MW                   50%          under construction
U.S. (IL)- Crete, 320 MW                      50%          under construction
U.S. (TX)- Harrison County, 550 MW            70%          under construction

Entergy owns its interest in RS Cogen through an unconsolidated 50% interest in RS Cogen, L.L.C., and the remaining 50% interest is owned by PPG Industries, an industrial customer of Entergy Gulf States. Entergy owns its interest in Crete through an unconsolidated 50% interest in Crete Energy Ventures, LLC, and the remaining 50% interest is owned by DTE Energy. The Harrison County plant will be co-owned, with the other 30% held by Northeast Texas Electric Cooperative.
Entergy's power development business has several other development projects in the planning stages, including announced projects in the United States, Spain, and Bulgaria.

      EWO also owns interests in projects in Argentina, Chile, and Peru that are unconsolidated affiliates of Entergy. The Latin American projects are not a core part of Entergy's strategy, and Entergy is considering strategies to maximize the value of these investments, including possibly selling them.

     In 2000, Entergy entered into an unconsolidated 50/50 joint venture with The Shaw Group Inc. that is named EntergyShaw, L.L.C. EntergyShaw provides management, engineering, procurement, construction, and commissioning services for electric power plants. EntergyShaw was created to operate in the electric power generation market and provide services to Entergy's power development business. EntergyShaw's operations may require the support of Entergy Corporation guarantees. EntergyShaw is currently constructing the Crete and
Harrison County plants. Entergy has guaranteed the obligations of EntergyShaw to construct the Harrison County plant, and Entergy's maximum liability on the guarantee is $232.5 million.

Domestic and Foreign Generation Investment Restrictions and Risks

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. As authorized by the SEC, Entergy is allowed to invest an amount equal to 100% of its average consolidated retained earnings in domestic and foreign generation businesses. As of December 31, 2001, Entergy's investments subject to this rule totaled $1.64 billion constituting 46.6% of its average consolidated retained earnings.

      Entergy's ability to guarantee obligations of its non-utility subsidiaries is also limited by SEC regulations under PUHCA. In August 2000, the SEC issued an order, effective through December 31, 2005, that allows Entergy to issue up to $2 billion of guarantees to its non-utility companies.

     International  operations are subject to  the  risks  inherent  in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, inflation, limitations on foreign participation in local enterprises, and other restrictions. Changes in the relative value of currencies may favorably or unfavorably affect the financial condition and results of operations of Entergy's non-U.S. businesses. In addition, exchange control restrictions in certain countries may limit or prevent the repatriation of earnings.

Selected Data

      Selected domestic utility customers and sales data for 2001 are summarized in the following tables:

								     Customers as of
								    December 31, 2001
		      Area Served                                   Electric     Gas
								      (In Thousands)
Entergy Arkansas      Portions of Arkansas                             647        -
Entergy Gulf States   Portions of Texas and Louisiana                  690       89
Entergy Louisiana     Portions of Louisiana                            644        -
Entergy Mississippi   Portions of Mississippi                          404        -
Entergy New Orleans   City of New Orleans, except Algiers, which
			is provided electric service by                189      148
			Entergy Louisiana
								     -----      ---
     Total customers                                                 2,574      237
								     =====      ===



      2001 - Selected Domestic Utility Electric Energy Sales Data

			Entergy     Entergy     Entergy      Entergy        Entergy    System
		       Arkansas   Gulf States  Louisiana   Mississippi    New Orleans  Energy   Entergy (a)
		       (In GWH)
Electric Department:
  Sales to retail
   customers              19,377       33,837      28,524       12,621          5,597        -      99,956
  Sales for resale:
     Affiliates            7,217        1,087         381        1,728            115    8,921           -
     Others                4,909        3,305         334          289             59        -       8,896
			 ---------------------------------------------------------------------------------
	Total             31,503       38,229      29,239       14,638          5,771    8,921     108,852
			 =================================================================================
Average use per
  residential customer
  (KWH)                   12,627       15,115      14,670       14,268         11,650        -      13,993
			 =================================================================================


(a) Includes the effect of intercompany eliminations.


	2001 - Selected Domestic Utility Natural Gas Sales Data

      Entergy New Orleans and Entergy Gulf States sold 15,427,960 and 6,682,931 MCF, respectively, of natural gas to retail customers in 2001. For the years ended December 31, 2001, 2000, and 1999, revenues from natural gas operations were not material for Entergy Gulf States. Entergy New Orleans' products and services are discussed below in "BUSINESS SEGMENTS".

      Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA, INC., ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC." which follow each company's financial statements in this report, for further information with respect to operating statistics.

Employees

     As of December 31, 2001, Entergy had 15,054 employees as follows:

Full-time:
  Entergy Corporation                    -
  Entergy Arkansas                   1,626
  Entergy Gulf States                1,668
  Entergy Louisiana                    960
  Entergy Mississippi                  906
  Entergy New Orleans                  386
  System Energy                          -
  Entergy Operations                 3,181
  Entergy Services                   2,632
  Entergy Nuclear Operations         2,948
  Other subsidiaries                   564
				    ------
       Total Full-time              14,871
  Part-time                            183
				    ------
       Total Entergy                15,054
				    ======

     Approximately 4,900 employees are represented by the International Brotherhood of Electrical Workers Union (IBEW), the Utility Workers Union of America (UWUA), and the International Brotherhood of Teamsters Union (IBT). In 2001, Entergy Gulf States - Transmission, Distribution and Customer Service reached a new agreement with IBEW covering approximately 814 employees. Entergy Gulf States - Fossil will be negotiating a new agreement with IBEW covering approximately 297 employees in 2002.

Industry Restructuring and Competition

      As a result of the actions of federal legislative and regulatory bodies over the period of approximately the past twenty years, wholesale markets have been developing in which electricity, gas, and other energy-related products and services are purchased and sold at market-based (rather than traditional cost-based) rates. These wholesale markets are continuing to grow and evolve. This evolution is changing the ways in which public utilities conduct their business and has changed the nature of the participants in these wholesale markets, which now include not only public utilities but also power marketers and traders, other energy commodity marketers and traders, wholesale generators of electricity, and a wide range of wholesale customers.

      Utilities, including the domestic utility companies, may be required or encouraged to sell generating plants or interests therein, or the output from such plants. Additionally, with regard to transmission assets, FERC originally set December 15, 2001 as the date by which all owners and operators of transmission lines should sell or turn over operating and management responsibility for their transmission systems to independent parties. This date has also been delayed as utility companies and their federal and state regulators work to resolve various issues. Entergy responded to FERC by filing plans to transfer control of its transmission assets to a non-affiliated transmission company subject to control by an RTO, and is now working with the Southern Company and others to obtain approval from FERC of an RTO structure. These changes will alter the historical structure from the operation of the domestic utility companies' electric generation and transmission assets as an integrated system supporting utility service throughout their combined service territories.

      Major changes in the retail utility business have also been occurring in some parts of the United States, including some states in which Entergy's domestic utility companies operate. Events that occurred in 2001, including the crisis in California's restructured power supply market and the bankruptcy of Enron, have slowed these changes. Both Texas and Arkansas adopted legislation in 1999 aimed at separating ("unbundling") traditionally integrated public utilities into distinct distribution, transmission, generation, and various types of retail marketing businesses, and aimed at introducing competition into the generation component of utility service. Texas originally required restructuring and corporate unbundling by January 1, 2002 but has delayed implementation in Entergy Gulf States' service territory at least until September 15, 2002. Arkansas has also delayed its retail access plan until at least October 2003 and the APSC has asked the Arkansas General Assembly for a further delay until at least 2010. Other jurisdictions in which the domestic utility companies operate have not enacted retail competition and utility unbundling legislation. Further changes in restructuring in Entergy's service territories may result from the effects of the developments in other electric retail markets, the Enron bankruptcy, developments at the FERC on transmission issues, and future developments in the power supply industry.

      As changes in the wholesale and retail electricity markets in the Entergy system have taken place, regulators and legislators in different jurisdictions have not coordinated these changes. In some cases, actions by one jurisdiction may conflict with actions by another, creating potentially incompatible obligations for public utilities and holding companies, including the Entergy system. Examples include:

    o the LPSC's docket relating to the changes in corporate structure of Entergy Gulf States as a result of complying with the Texas restructuring law, including generation issues, and its potential impact on Louisiana retail ratepayers (described more fully below in this "Industry Restructuring and Competition" under "Texas - Business Separation Plan" and "Texas - Generation-Related Issues");
    o System Agreement restructuring issues, including a separate proceeding at the LPSC to review the proposed System Agreement restructuring (described more fully below in "Rate Matters, Regulation and Litigation - Wholesale Matters - System Agreement"); and
    o  an  LPSC show cause order to Entergy Gulf States and Entergy
       Louisiana why they should not be enjoined from transferring their transmission assets to an independent transmission company or similar organization (described more fully below in "Rate Matters, Regulation and Litigation - Wholesale Matters - Open Access Transmission and Entergy's Independent Transmission Company Proposal").

It is too early to predict accurately what the ultimate effects of changes in U.S. energy markets will be, or their timing, or how potentially incompatible regulatory obligations will be resolved. Restructuring issues are complex and are continually affected by events at the national, regional, state and local levels. However, these changes may result in fundamental alterations in the way traditional integrated utilities and holding company systems, like Entergy and its domestic utility companies, conduct their business. Some of these alterations may be positive for Entergy and its affiliates, while others may not be.

      These changes are resulting in increased costs associated with utility unbundling and transitioning to new organizational structures and ways of conducting business. It is possible that the new organizational structures that may be required will result in lost economies of scale, less beneficial cost sharing arrangements within utility holding company systems, and, in some cases, greater difficulty and cost in accessing capital. Furthermore, these changes could result in early refinancing of debt, the reorganization of debt, or other obligations between newly-formed companies. As a result of federal and state "codes of conduct" and affiliate transaction rules, adopted as part of restructuring, new non-utility affiliates in the Entergy System may be precluded from, or limited in, doing business with affiliated electric market participants. In addition, regulators may impose limits on, rather than have the market set, wholesale energy prices. There are a number of other changes that may result from electric business competition and unbundling, including, but not limited to, changes in labor relations, management and staffing, structure of operations, environmental compliance responsibility, and other aspects of the utility business.

     As a potential result of restructuring, Entergy's domestic utility companies may no longer be able to apply regulated utility accounting principles to some or all of their operations, and they may be required to write off certain regulatory assets or recognize asset impairments (described more fully below in Note 2 to the financial statements under "Rate and Regulatory Matters - Electric Industry Restructuring and the Continued Application of SFAS 71"). Following is a summary of the status of the transition to competition in Entergy's five retail jurisdictions:

						  % of Entergy's
						Consolidated 2001
						 Revenues Derived
					       from Retail Electric
						Utility Operations
Jurisdiction   Status of Retail Open Access    in the Jurisdiction

Arkansas      Commencement delayed by amended         13.6%
	      law   until  at  least  October
	      2003,   APSC   has  recommended
	      delay until at least 2010.
Texas         Delayed    until    at    least         10.7%
	      September  15, 2002 in  Entergy
	      Gulf States' service area in  a
	      settlement  approved   by   the
	      PUCT.
Louisiana     The  LPSC has deferred pursuing         33.4%
	      retail   open  access,  pending
	      developments  at  the   federal
	      level and in other states.
Mississippi   MPSC   has   recommended    not          9.8%
	      pursuing  open access  at  this
	      time.
New Orleans   City   Council  has  taken   no          5.1%
	      action  on  Entergy's  proposal
	      filed in 1997.


Arkansas

      Under current Arkansas legislation, the target date for retail open access has been delayed until no sooner than October 1, 2003 and no later than October 1, 2005. In December 2001, the APSC recommended to the Arkansas General Assembly that legislation be enacted during the 2003 legislative session to either repeal the legislation authorizing retail open access or further delay retail open access until at least 2010. Entergy Arkansas supports the proposal for further delay of retail open access but opposes repeal of deregulation legislation as premature at this time.

Texas

     In June 1999, the Texas legislature enacted a law providing for competition in the electric utility industry through retail open access. The law provided for retail open access by most investor-owned electric utilities on January 1, 2002. As discussed below, retail open access for Entergy Gulf States was subsequently delayed until at least September 15, 2002. With retail open access, generation and a new retail electric provider operation are competitive businesses, but transmission and distribution operations continue to be regulated. The new retail electric providers are the primary point of contact with customers. The provisions of the new law:

     o require a rate freeze through December 31, 2001 (subject to extension, as described below), with rates reduced by 6% beyond that for residential and small commercial customers of most incumbent utilities except Entergy Gulf States, whose rates are exempt from the 6% reduction requirement. These rates to residential and small commercial customers are known as the "price-to-beat," and they may be adjusted periodically after retail open access begins for fuel and purchased power costs according to PUCT rules;
     o require utilities to charge the price-to-beat rates until 36 months after the date competition begins or 40% of customers in the jurisdiction have chosen an alternative supplier, whichever comes first. Nevertheless, the price-to-beat rates must continue to be made available at least through 2006;
     o required utilities to submit a plan to separate (unbundle) their generation, transmission, distribution, and retail electric provider functions, which Entergy Gulf States filed in January 2000 as discussed below;
     o require utilities to comply with a code of conduct to ensure that utilities do not allow affiliates to have a business advantage over competitors;
     o require operation in a non-discriminatory manner of transmission and distribution facilities by an organization independent from the generation and retail operations by the time competition is implemented;
     o allow for recovery of stranded costs incurred in purchasing power and providing electric generation service if the costs are approved by the PUCT;
     o allow for securitization of regulatory assets and PUCT-approved stranded costs;
     o provide for the determination of and mitigation measures for generation market power; and
     o required utilities to file separated cost data and proposed transmission, distribution, and competition transition tariffs by April 1, 2000 (Entergy Gulf States filed a non-unanimous settlement in March 2001 addressing these tariffs and costs, as discussed below).

     On August 3, 2001, the PUCT staff filed a petition requesting that the PUCT determine whether the market is ready for retail open access in the portion of Texas within the Southeastern Electric Reliability Council (SERC), which includes Entergy Gulf States' service territory. Several parties, including Entergy Gulf States and the PUCT staff, agreed to a non-unanimous settlement that was approved by the PUCT after a hearing in October 2001. In December 2001, the PUCT issued a written order approving the settlement. The settlement agreement contains several points, including:

     o a delay in the commencement of retail open access in Entergy Gulf States' Texas service territory until at least September 15, 2002, subject to certain provisions of the settlement agreement;
     o recovery of transition to competition costs incurred by Entergy
       Gulf States through December 31, 2001 if a rate proceeding is initiated for Entergy Gulf States during the delay period. The settlement agreement provides for a rate freeze during the delay period. Entergy cannot predict whether a new rate proceeding for Entergy Gulf States will be initiated during the delay period or what the outcome of such proceeding might be;
     o suspension of additional capacity auctions until at least sixty days before retail open access commences (the capacity auctions are discussed below);
     o continuation of Entergy Gulf States' pilot project;
     o initiation by the PUCT of a project to develop market protocols to support retail open access;
     o efforts to develop an interim solution to implement retail open access no sooner than September 15, 2002 in the event that a functional, FERC-approved RTO is not likely to be achieved in the 2002 time frame (the RTO and related power region certification issue are discussed below);
     o continuation of pending proceedings (discussed below) to determine the fuel and base rate components of the price-to-beat rates with implementation of these rates when retail open access begins, without escalation of the fuel component during the delay period;
     o continuation of Entergy Gulf States' current bundled rates and fuel factor methodology until the commencement of retail open access unless addressed in the interim solution;
     o continuation of efforts by Entergy Gulf States to obtain the appropriate approvals with respect to its business separation plan (discussed below) with the actual business separation not occurring until the eve of retail open access; and
     o filing by Entergy Gulf States for certification by the PUCT of a qualified power region, which filing must contain an assessment of market power, including transmission constraints.

     In  February  2002,  certain cities in Texas  (cities)  served  by
Entergy Gulf States filed a petition in district court in Travis County, Texas seeking judicial review of the order issued by the PUCT. The cities' petition alleges that the PUCT's order is unlawful because it violates statutory and constitutional provisions. Entergy will defend vigorously its position that the cities' claims are without merit. Management cannot predict the outcome of this litigation at this time.

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

      The amended plan currently provides that Entergy Gulf States will be separated into the following principal companies:

     o a Texas distribution company, which will own and operate Entergy Gulf States' electric distribution system in Texas;
     o an intermediate transmission company;
     o a Texas generation company (which may be more than one legal entity), which initially will purchase capacity and energy from the generating assets allocated to Texas load (Texas generating assets), and eventually will own those assets;
     o Texas retail electric providers, which will provide competitive retail electric service in Texas; and
     o Entergy Gulf States-Louisiana.

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

      Entergy Gulf States' assets and liabilities (other than its long-term debt and liabilities) will be allocated among these companies generally based upon categorizing them by function. Entergy Gulf States will allocate assets and liabilities not associated with a single function based upon specified factors. In an April 2001 filing with the LPSC discussing its separation methodology, Entergy Gulf States included a balance sheet separated by jurisdiction and function. The balance sheet was based on September 30, 1999 balances. In this balance sheet, Entergy Gulf States allocated approximately 27% of the net utility plant balance to Texas generation, approximately 12% to Texas distribution, approximately 6% to Texas transmission, approximately 7% to Louisiana transmission, and less than 1% to Texas retail. Applying these percentages to Entergy Gulf States' December 31, 2001 net utility plant book value of $4.3 billion, for illustrative purposes only, results in net book values of approximately $1.2 billion for Texas generation, approximately $520 million for Texas distribution, approximately $260 million for Texas transmission, approximately $300 million for Louisiana transmission, approximately $20 million for Texas retail, and approximately $2.0 billion for the remainder of Entergy Gulf States-Louisiana. The actual allocations could materially differ from these figures because of a number of factors, including changes to the plan and the allocation methodology. In addition, the actual allocations will be based on allocation factors and account balances as of a different date.

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

     Entergy Gulf States filed the business separation plan with the PUCT in January 2000 and amended that plan in June and November 2000 and January 2001. In July 2000, the PUCT approved the amended business separation plan in an interim order. In January 2001, the PUCT consolidated remaining action on the business separation plan into the unbundled cost of service proceeding discussed below. In December 2001, the PUCT abated the proceeding and indicated it will consider a final order in a timely manner consistent with the settlement agreement delaying retail open access. The outcome of the LPSC proceedings described below, which have resulted in amendments to the plan beyond what was approved by the PUCT, have been and will continue to be reported to the PUCT and the Office of Public Utility Counsel and may require additional PUCT action before the business separation plan is final.

     The  LPSC  opened  a docket to identify the changes  in  corporate structure and operations of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and Arkansas. In those proceedings, Entergy Gulf States and the LPSC staff reached a settlement on certain Texas business separation plan issues described above, and after a May 2001 hearing, the LPSC issued an interim order in July 2001 approving the settlement. In July 2001, Entergy Gulf States and the LPSC staff completed an additional settlement on business separation plan issues relating to the separation of Texas distribution and transmission. A hearing on the distribution and transmission settlement has been held and the LPSC approved the settlement in September 2001. With respect to issues related to the separation of generation, the LPSC had scheduled a hearing in November 2001 to address settled issues. In light of the delay in the commencement of retail open access, the procedural schedule in the LPSC docket has been temporarily suspended to assess the impact of the PUCT approval of the settlement agreement delaying retail open access.

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

     Until the Texas generating assets are transferred to the Texas generation company, which, as currently proposed, will occur within three years from the commencement of retail open access in Texas, Entergy Gulf States-Louisiana expects to sell most of the Texas jurisdictional capacity and energy from these assets to the Texas generation company under a power sale agreement. The power sale agreement is expected to require the Texas generation company to pay all costs, including a reasonable return on equity, for the capacity
and  energy  of  the  Texas generating assets.   The  Texas  generation
company is expected to sell most of this capacity and energy to Entergy's affiliated Texas retail electric providers at a negotiated rate and sell any remainder to the market. Entergy's affiliated Texas retail electric providers will use the capacity and energy to provide retail electric service to retail customers in Texas, including
Entergy's price-to-beat obligation, which requires it to sell electricity to residential and small commercial customers in the service territory of the Texas distribution company at a rate equal to the existing base rates plus a fuel component.

     Up to 20% of capacity and energy from the Texas generating assets must be sold to third parties under PUCT rules, or to Entergy's domestic utility companies that elect to purchase it, as described below:

     o Under the Texas restructuring legislation and a stipulation, Entergy Gulf States offered to sell at auction entitlements to approximately 15% (approximately 425MW) of its Texas-jurisdictional installed generation capacity. Auctions occurred in September 2001, but because of the delay in retail open access, Entergy has unwound the auction transactions, and no liability exists for them. Additional capacity auctions are suspended until at least 60 days prior to the introduction of retail open access. The obligation to auction capacity entitlements continues for up to 60 months after retail open access occurs, or until 40% of current customers have chosen an alternative supplier, whichever comes first.
     o Under  the  settlement of proceedings affecting  the  System
       Agreement, which are described below in "Rate Matters, Regulation, and Litigation - Rate Matters - Wholesale Rate Matters - System Agreement," Entergy's domestic utility companies have the option to purchase up to 5% of the megawatt capacity of the Texas generating assets. Each company has until March 15, 2002 to elect to purchase its pro rata share of the 5% of capacity. If the capacity purchase is elected, it will be for the period from the inception of retail open access in Texas for Entergy Gulf States through June 2008.

     Beginning on the date retail open access begins, the market power measures in the Texas restructuring law will prohibit the Texas generation company and its affiliates from owning and controlling more than 20% of the installed generation capacity located in, or capable of delivering electricity to, a power region. The implications of this limit are uncertain. It is possible that the Texas generation company (or its affiliates) could be required to auction additional capacity entitlements, divest some of the Texas generating assets, or seek other means of mitigation if it is found to have ownership and control in excess of this limit.

Other PUCT Proceedings

     In March 2001, Entergy Gulf States filed with the PUCT a non-unanimous settlement agreement in the unbundled cost proceeding that establishes the Texas distribution company's revenue requirement. The settlement agreement is between Entergy Gulf States, the PUCT staff, and other parties. Pursuant to a generic order by the PUCT, the Texas distribution company's allowed return on equity will be 11.25%. The capital structure prescribed by the PUCT is 60% debt and 40% equity. A rider to recover nuclear decommissioning costs will be implemented. Also in the settlement agreement, the parties agreed that Entergy Gulf States' Texas-jurisdictional stranded costs and benefits are $0, and no charge to recover stranded costs or credit to refund excess mitigation will be implemented. Entergy Gulf States agreed in the settlement to refund any excess earnings resulting from the restructuring law's annual report process for 2000 and 2001, which management does not expect to have a material financial effect. After a hearing in April 2001, the PUCT voted to approve a rate order consistent with the terms of the settlement. A written interim order was signed in May 2001. In December 2001, the PUCT abated the proceeding and indicated its intent to defer a final ruling on this proceeding until a date closer to the commencement of retail open access.

     In June 2001, Entergy filed an application with the PUCT seeking certification of the Southwest Power Pool (SPP) as a power region under the Texas restructuring law. The proceeding has been abated, however, due to FERC's order on the establishment of RTOs, discussed in "Rate Matters, Regulation, and Litigation - Rate Matters - Wholesale Rate Matters - Open Access Transmission and Entergy's Independent Transmission Company Proposal,". In addition, the settlement that has delayed the commencement of retail open access requires a new power region certification proceeding. If Entergy Gulf States' power region in Texas is not certified by the PUCT before retail open access is introduced, Entergy's affiliated Texas retail electric provider could be required to maintain rates at the price-to-beat levels for residential and small commercial customers in Entergy Gulf States' service territory beyond January 1, 2007. Entergy's affiliated Texas retail electric provider could also be required to offer rates to industrial and large commercial customers in Entergy Gulf States' service territory that are no higher than the rates that, on a bundled basis, were in effect on January 1, 1999, subject to fuel factor adjustments. Entergy's affiliated Texas retail electric provider might also face requests for restrictions on its ability to compete for retail customers in parts of its power region in Texas outside of its current service area.

     In July 2001, Entergy Gulf States filed an application for approval of the fuel factor portion of Entergy's affiliated Texas retail electric provider's price-to-beat rates, and the gas prices included in that filing were updated in October 2001. After the gas price update, Entergy Gulf States recommended that the PUCT approve an average fuel factor of approximately $29/MWH adjusted, if necessary, to maintain an adequate competitive margin. The request proceeded to hearing in early October 2001, and an ALJ made a recommendation in November 2001 that would result in a lower fuel factor than Entergy Gulf States requested. The PUCT has requested additional data and has remanded this matter to the State Office of Administrative Hearings for additional findings. In June 2001, Entergy Gulf States filed tariffs for the non-fuel component of the price-to-beat rates. The tariffs are based on Entergy Gulf States' current base rates. In September 2001, Entergy Gulf States entered into a unanimous settlement regarding the non-fuel component of price-to-beat rates. In February 2002, the PUCT voted to approve the settlement.

     The PUCT has designated an Entergy-affiliated Texas retail electric provider to serve as the provider of last resort (POLR) for residential and small non-residential customers in the service territory of Southwestern Electric Power Company (SWEPCO), and for large non-residential customers in Entergy Gulf States' Texas service territory. Retail open access has been delayed in SWEPCO's service territory and it is likely Entergy's contract to provide POLR services will expire before retail open access begins there. Another designation of a POLR in that territory will be necessary if retail open access is implemented there. The Office of Public Utility Counsel
(OPC) has filed a lawsuit in state court seeking a declaratory judgment that the PUCT did not use proper procedures to designate POLRs and that the POLR contracts are void. Neither the timing nor the outcome of this proceeding can be predicted at this time. The PUCT initiated a proceeding to designate SWEPCO's affiliated retail electric provider as the POLR for the residential and small non-residential customers in Entergy Gulf States' Texas service territory. Because of the delay in retail open access in SWEPCO's service area until at least September 15, 2002, the PUCT decided to dismiss only the portion of the proceeding that addressed designation of SWEPCO's affiliated retail electric provider to serve as POLR in Entergy Gulf States' Texas service area; the PUCT continued other portions of the proceeding. A retail electric provider will have to be designated to serve as the POLR when retail open access does begin in Entergy Gulf States' Texas service territory. At that time, it is also possible that an Entergy-affiliated Texas retail electric provider will be designated to serve as the POLR for residential and small non-residential customers at the price-to-beat rate in Entergy Gulf States' service territory. Neither the timing nor the outcome of these proceedings can be predicted at this time.


	       CAPITAL REQUIREMENTS AND FUTURE FINANCING

     Management discusses Entergy's construction and other capital investment plans, financing requirements, Entergy Corporation credit support requirements, and its sources and uses of capital in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" and Notes 4, 5, 6, 7, 9, and 10 to the financial statements.

Certain Grand Gulf-related Financial and Support Agreements

Unit  Power  Sales  Agreement   (Entergy Arkansas,  Entergy  Louisiana,
Entergy Mississippi, Entergy New Orleans, and System Energy)

     The Unit Power Sales Agreement allocates capacity, energy, and the related costs from System Energy's 90% ownership and leasehold interests in Grand Gulf 1 to Entergy Arkansas (36%), Entergy Louisiana (14%), Entergy Mississippi (33%), and Entergy New Orleans (17%). Each of these companies is obligated to make payments to System Energy for its entitlement of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered, so long as Grand Gulf 1 remains in commercial operation. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf 1 and the receipt of such payments. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans generally recover payments made under the Unit Power Sales Agreement through the rates charged to their customers. In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf 1. The retained shares are discussed in Note 2 to the financial statements under the heading "Grand Gulf 1 Deferrals and Retained Shares."

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The  Availability  Agreement  among  System  Energy  and  Entergy
Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans was entered into in 1974 in connection with the financing by System Energy of Grand Gulf. The Availability Agreement provided that System Energy would join in the System Agreement on or before the date on which Grand Gulf 1 was placed in commercial operation and would make available to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans all capacity and energy available from System Energy's share of Grand Gulf.

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also agreed severally to pay System Energy monthly for the right to receive capacity and energy from Grand Gulf in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement, or otherwise) would at least equal System Energy's total operating expenses for Grand Gulf (including depreciation at a specified rate) and interest charges. The September 1989 write-off of System Energy's investment in Grand Gulf 2, amounting to approximately $900 million, is being amortized for Availability Agreement purposes over 27 years.

      The allocation percentages under the Availability Agreement are fixed as follows: Entergy Arkansas - 17.1%; Entergy Louisiana - 26.9%; Entergy Mississippi - 31.3%; and Entergy New Orleans - 24.7%. The allocation percentages under the Availability Agreement would remain in effect and would govern payments made under such agreement in the event of a shortfall of funds available to System Energy from other sources, including payments under the Unit Power Sales Agreement.

      System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing the letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 to the financial statements under "Sale and Leaseback Transactions - Grand Gulf 1 Lease Obligations." In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (for example, if FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

      Each of the assignment agreements relating to the Availability Agreement provides that Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans will make payments directly to System Energy. However, if there is an event of default, those payments must be made directly to the holders of indebtedness that are the beneficiaries of such assignment agreements. The payments must be made pro rata according to the amount of the respective obligations secured.

      The obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to make payments under the Availability Agreement are subject to the receipt and continued effectiveness of all necessary regulatory approvals. Sales of capacity and energy under the Availability Agreement would require that the Availability Agreement be submitted to FERC for approval with respect to the terms of such sale. No such filing with FERC has been made because sales of capacity and energy from Grand Gulf are being made pursuant to the Unit Power Sales Agreement. If, for any reason, sales of capacity and energy are made in the future pursuant to the Availability Agreement, the jurisdictional portions of the Availability Agreement would be submitted to FERC for approval. Other aspects of the Availability Agreement are subject to the jurisdiction of the SEC, whose approval has been obtained, under PUHCA.

      Since commercial operation of Grand Gulf 1 began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under the Availability Agreement. Therefore, no payments under the Availability Agreement have ever been required. If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

     The Availability Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, without further consent of any assignees or other creditors.

Capital Funds Agreement (Entergy Corporation and System Energy)

      System Energy and Entergy Corporation have entered into the Capital Funds Agreement, whereby Entergy Corporation has agreed to supply System Energy with sufficient capital to (i) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt) and (ii) permit the continued commercial operation of Grand Gulf 1 and pay in full all indebtedness for borrowed money of System Energy when due.

      Entergy Corporation has entered into various supplements to the Capital Funds Agreement. System Energy has assigned its rights under such supplements as security for its first mortgage bonds and for reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 to the financial statements under "Sale and Leaseback Transactions - Grand Gulf 1 Lease Obligations." Each such supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of Grand Gulf may be secured by System Energy's rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as defined below). In addition, in the supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions directly to System Energy sufficient to enable System Energy to make payments when due on such indebtedness (Specific Payments). However, if there is an event of default, Entergy Corporation must make those payments directly to the holders of indebtedness benefiting from the supplemental agreements. The payments (other than the Specific Payments) must be made pro rata according to the amount of the respective obligations benefiting from the supplemental agreements.

      The Capital Funds Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, upon obtaining the consent, if required, of those holders of System Energy's indebtedness then outstanding who have received the assignments of the Capital Funds Agreement.


	       RATE MATTERS, REGULATION, AND LITIGATION

Rate Matters

      The retail rates of Entergy's domestic utility companies are regulated by state or local regulatory authorities, as described below. FERC regulates wholesale rates (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

Wholesale Rate Matters

System Energy

       As described above under "CAPITAL REQUIREMENTS AND FUTURE FINANCING - Certain Grand Gulf-related Financial and Support Agreements," System Energy recovers costs related to its interest in Grand Gulf 1 through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement.

      In December 1995, System Energy implemented a $65.5 million rate increase, subject to refund. In July 2001, the rate increase proceeding became final, with FERC approving a prospective 10.94%
return on equity, which is less than System Energy sought. FERC's decision also affected other aspects of System Energy's charges to the domestic utility companies that it supplies with power. In 1998, FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations. Entergy Arkansas' acceleration of Grand Gulf purchased power obligations ceased effective July 2001, as approved by FERC. The rate increase request filed by System Energy with FERC and the Grand Gulf accelerated recovery tariffs are discussed in Note 2 to the financial statements.

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies have historically engaged in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement, as described under "PROPERTY - Generating Stations," below. Restructuring in the electric utility industry will affect these coordinated activities in the future.

     The LPSC and the Council commenced a proceeding at FERC in April 2000 that requests revisions to the System Agreement that the LPSC and the Council allege are necessary to accommodate the proposed introduction of retail competition in Texas and Arkansas. In June 2000, the domestic utility companies filed proposed amendments to the System Agreement with FERC to facilitate the proposed implementation of retail competition in Arkansas and Texas and to provide for continued equalization of costs among the domestic utility companies in Louisiana and Mississippi. These proceedings have been consolidated with a previous complaint filed with FERC by the LPSC in 1995. In that complaint, the LPSC requested, among other things, modification of the System Agreement to exclude curtailable load from the cost allocation determination. In June 2001, in connection with these proceedings, the parties filed an offer of settlement with FERC. The offer of
settlement  provides  for  the  following  amendments  to  the   System
Agreement:

     o the Texas retail jurisdictional division of Entergy Gulf States will terminate its participation in the System Agreement, except for the aspects related to transmission equalization, when Texas implements retail open access for Entergy Gulf States;
     o five percent of Entergy Gulf States' megawatt capacity allocated to the Texas retail load by the LPSC will be made available to the domestic utility companies remaining under the System Agreement. Each company has until March 15, 2002 to elect to purchase its pro rata share of this capacity. Entergy Arkansas' pro rata share is 27.3%, Entergy Gulf States - Louisiana's pro rata share is 20.2%, Entergy Louisiana's pro rata share is 30.2%, Entergy Mississippi's pro rata share is 15.9%, and Entergy New Orleans' pro rata share is 6.4%. If a company elects to purchase capacity it will be for the period from the inception of retail open access in Texas for Entergy Gulf States through June 30, 2008. If a company elects not to purchase, the other companies are not entitled to purchase that company's share of the capacity; and
     o the service schedule developed to track changes in energy costs resulting from the Entergy-Gulf States Utilities merger is modified to include one final true-up of fuel costs when the Texas retail jurisdictional division of Entergy Gulf States ceases participation in the System Agreement, after which the service schedule will no longer be applicable for any purpose.

     As  anticipated  by  the offer of settlement,  the  LPSC  and  the
Council commenced a new proceeding at FERC in June 2001. In this proceeding, the LPSC and the Council allege that the rough production cost equalization required by FERC under the System Agreement and the Unit Power Sales Agreement has been disrupted by changed circumstances. The LPSC and the Council have requested that FERC amend the System Agreement or the Unit Power Sales Agreement or both to achieve full production cost equalization or to restore rough production cost equalization. Their complaint does not seek a change in the total amount of the costs allocated by either the System Agreement or the Unit Power Sales Agreement. In addition the LPSC and the Council allege that provisions of the System Agreement relating to minimum run and must run units, the methodology of billing versus dispatch, and the use of a rolling twelve month average of system peaks, increase costs paid by ratepayers in the LPSC and Council's jurisdictions. Several parties have filed interventions in the proceeding, including the APSC and the MPSC. Entergy filed its response to the complaint in July 2001 denying the allegations of the LPSC and the Council. The APSC and the MPSC also filed responses opposing the relief sought by the LPSC and the Council.

     In their complaint, the LPSC and the Council allege that the domestic utility companies' annual production costs over the period 2002 to 2007 will be over or (under) the average for the domestic utility companies by the following amounts:

Entergy Arkansas                      ($130) to ($278) million
Entergy Gulf States - Louisiana             $11 to $87 million
Entergy Louisiana                         $139 to $132 million
Entergy Mississippi                       ($27) to $13 million
Entergy New Orleans                          $7 to $46 million

     This range of results is a function of assumptions regarding such things as future natural gas prices, the future market price of electricity, and other factors. In February 2002, the FERC set the matter for hearing and established a refund effective period consisting of the 15 months following September 13, 2001. Although FERC set the matter for hearing, it held the hearing in abeyance to allow the parties to negotiate. A settlement judge was appointed, and the judge is ordered to issue a status report within 60 days. If FERC grants the relief requested by the LPSC and the Council, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the average and a material decrease in production costs allocated to companies whose costs currently are projected to exceed the average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of any of the domestic utility companies, although neither the timing nor the outcome of the proceedings at FERC can be predicted at this time.

     The LPSC has instituted a companion ex parte System Agreement investigation to litigate several of the System Agreement issues that the LPSC is litigating before the FERC in the previously discussed System Agreement proceeding. This companion proceeding will require the LPSC to interpret various provisions of the System Agreement, including those relating to minimum run and must run units, the propriety of the methods used for billing and dispatch on the Entergy System, and the use of a rolling, twelve-month average of system peaks for allocating certain costs. In addition, by this companion proceeding the LPSC is questioning whether Entergy Louisiana and Entergy Gulf States were prudent for not seeking changes to the System Agreement previously, so as to lower costs imposed upon their ratepayers and to increase costs imposed upon ratepayers of other domestic utility companies. The domestic utility companies have challenged the propriety of the LPSC litigating System Agreement issues. Nevertheless, on January 16, 2002 the LPSC affirmed a decision of its ALJ upholding the LPSC staff's right to litigate System Agreement issues at the LPSC, rather than before the FERC. These System Agreement issues are to be litigated before the LPSC commencing in August 2002.

Open Access Transmission and Entergy's Independent Transmission Company Proposal (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      FERC issued Order 2000 in December 1999, which calls for owners and operators of transmission lines in the United States to join RTOs on a voluntary basis. Order 2000 initially required that RTOs commence independent operations no later than December 15, 2001.

      In compliance with Order 2000, Entergy made a filing with FERC that requested authorization to establish an independent transmission company ("ITC") that would operate within and under the oversight of the proposed Southwest Power Pool RTO. Entergy also requested authorization to transfer the domestic utility companies' transmission assets to the ITC. The amounts of the domestic utility companies' net transmission utility plant assets recorded in their financial statements are provided in Note 1 to the financial statements under the heading "Property, Plant, and Equipment."

     The  proposed  ITC  would  be a limited  liability  company.   The
managing member of the ITC would be a separate corporation with a board of directors independent of Entergy. The proposed ITC would:

     o be regulated by FERC;
     o own and operate (under the oversight of the RTO) the transmission system transferred to it by the domestic utility companies and other transmission owners in Entergy's current service territory region;
     o be operated and maintained by employees who would work for the ITC and who would not have any financial interest in Entergy or the domestic utility companies; and
     o be passively owned by the domestic utility companies and other member companies who transfer assets to the ITC.

     In March 2001, Entergy, Entergy Services, and the domestic utility companies requested SEC approval under PUHCA of certain elements of the ITC plan. The domestic utility companies have also made filings with their local regulators seeking authorization to implement the ITC plan.

     In July 2001, the FERC issued an order rejecting the Entergy and SPP proposed RTO on the grounds that it was not large enough to satisfy Order 2000's scope and configuration requirements. At the same time, the FERC indicated that it envisioned the establishment of four RTOs in the United States, one each for the Northeast, Southeast, Midwest, and West. FERC further required utilities within the Northeast and Southeast, including Entergy, to participate in mediation proceedings for the purpose of facilitating the establishment of these regional RTOs. While no consensus was reached during the mediation, following the mediation Entergy continued discussions with the Southern Company and certain municipal and cooperative systems within the Southeast to attempt to develop an RTO proposal. On November 20, 2001, Entergy, the Southern Company, and a number of public power entities filed a proposal with the FERC to establish an RTO for the Southeast referred to as SeTrans. The filing outlined the governance and scope elements of the proposed RTO. The SeTrans sponsors have initiated the process to identify an entity to operate as the RTO and intend to make a more detailed filing with FERC by May 15, 2002. ITC proceedings with state and local regulators have been suspended for the domestic utility companies pending further development of the RTO proposal.

     In November 2001, FERC issued an order that established a new generation market power screen for purposes of evaluating a utility's request for market-based rate authority, applied that new screen to the Entergy System (among others), determined that Entergy and the others failed the screen within their respective control areas, and ordered these utilities to implement certain mitigation measures as a condition to their continued ability to buy and sell at market-based rates. Among other things, the mitigation measures would require that Entergy transact at cost-based rates when it is buying or selling in the hourly wholesale market within its control area. Entergy requested rehearing of the order, and FERC has delayed the implementation of certain mitigation measures until such time as it has had the opportunity to consider the rehearing request. FERC announced it will convene a technical conference prior to issuing a rehearing order.

     In September 2001, the LPSC ordered Entergy Gulf States and Entergy Louisiana to show cause as to why these companies should not be enjoined from transferring their transmission assets to an ITC or any similar organization, asserting that FERC does not have jurisdiction to mandate an ITC or RTO. In October 2001, Entergy Gulf States and Entergy Louisiana filed a response to the LPSC's show cause directives. The ultimate outcome of this proceeding cannot be predicted at this time.

Retail Rate Regulation

General (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     Certain costs related to Grand Gulf 1, Waterford 3, and River Bend were phased into retail rates over a period of years in order to avoid the "rate shock" associated with increasing rates to reflect all such costs at once. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and the portion of Entergy Gulf States regulated by the LPSC have fully recovered such deferred costs associated with one or more of the plants. Entergy New Orleans' phase-in plan was completed in September 2001.

     The retail regulatory philosophy has shifted in some jurisdictions from traditional, cost-of-service regulation to include performance-based rate elements. Performance-based formula rate plans are designed to encourage efficiencies and productivity while permitting utilities and their customers to share in the benefits. Entergy Mississippi and Entergy Louisiana have implemented performance-based formula rate plans, but Entergy Louisiana's performance-based formula rate plan expired in 2001.

Entergy Arkansas

Retail Rate Proceedings

      Entergy Arkansas' material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its share of Grand Gulf 1 costs and recovers the remaining 78% of its share through rates. Under the Unit Power Sales Agreement, Entergy Arkansas' share of Grand Gulf 1 costs is 36%. In the event Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas' cost from the retained share.

Fuel Recovery

      Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills. The rider utilizes prior year energy costs and projected energy sales for the twelve month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year.

Rate Freeze

      In  December  1997,  the  APSC approved  a  settlement  agreement
resolving  Entergy  Arkansas'  transition  to  competition  case.   One
provision in that settlement was that base rates would remain at the level resulting from that case until at least July 1, 2001. The base rates will remain the same until the next general rate proceeding. The terms of the settlement agreement are discussed in Note 2 to the financial statements.

Entergy Gulf States

Retail Rate Proceedings

      Entergy Gulf States' material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements. In addition, the 1999 retail rate settlement agreement that resolved Entergy Gulf States' 1996 and 1998 rate proceedings, which is currently under appeal, and various other matters are discussed in Note 2 to the financial statements. Entergy Gulf States' post-merger annual earnings review requirement ceased after the 2001 filing. Entergy plans to propose a statewide formula rate plan in Louisiana, which would include Entergy Gulf States.

Texas Jurisdiction - River Bend Costs

      In March 1998, the PUCT issued an order disallowing recovery of $1.4 billion of company-wide River Bend plant costs which have been held in abeyance since 1988. Entergy Gulf States has appealed the PUCT's decision on this matter to a Texas District Court. The 1999 settlement agreement mentioned above addresses the treatment of abeyed plant costs, and, as a result, Entergy Gulf States removed the reserve for these costs and reduced the carrying value of the plant asset in 1999. Entergy Gulf States agreed not to prosecute its appeal before January 1, 2002 and agreed to cap the recovery of Entergy Gulf States' River Bend abeyed investment at $115 million net plant in service, less depreciation. Entergy Gulf States is now prosecuting its appeal, and argument on the appeal is scheduled for March 22, 2002. The abeyed plant costs are discussed in more detail in Note 2 to the financial statements.

Fuel Recovery

      Entergy Gulf States' Texas rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. The 1999 settlement agreement mentioned above established a methodology for semi-annual revisions of the fixed fuel factor in March and September based on the market price of natural gas. Entergy Gulf States will continue to use this methodology until retail open access begins in Texas. To the extent actual costs vary from the fixed fuel factor, refunds or surcharges are required or permitted. The amounts collected under the fixed fuel factor through the start of retail open access are subject to fuel reconciliation proceedings before the PUCT. At the start of retail open access for Entergy Gulf States in Texas, which will be no sooner than September 15, 2002, fuel and purchased power cost recovery will be subject to the fuel component of the price-to-beat rates approved by the PUCT, as discussed in more detail above under "Industry Restructuring and Competition - Texas - Other PUCT Proceedings."

      Entergy Gulf States' Louisiana electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs in the second prior month, adjusted by a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel revenues billed to customers. The LPSC and the PUCT fuel cost reviews that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

      Entergy Gulf States' Louisiana gas rates include a purchased gas adjustment based on estimated gas costs for the billing month adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers.

Entergy Louisiana

Retail Rate Proceedings

      Entergy Louisiana's material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf 1, subject to certain terms and conditions. In November 1988, Entergy Louisiana agreed to retain 18% of its share of Grand Gulf 1 costs and recover the remaining 82% of its share through rates. Under the Unit Power Sales Agreement, Entergy Louisiana's share of Grand Gulf 1 costs is 14%. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered through Entergy Louisiana's base rates. Additionally, Entergy Louisiana is allowed to recover, through the fuel adjustment clause, 4.6 cents per KWH for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

Performance-Based Formula Rate Plan

      Entergy Louisiana has filed a performance-based formula rate plan by April 15 of each year that compares the annual rate of return on common equity (ROE) with a benchmark ROE. The benchmark ROE determined under the formula rate plan includes the current approved ROE adjusted for a customer satisfaction performance measure. The formula rate plan allows for periodic adjustments in retail rates if the annually determined actual ROE is outside an allowed range of the benchmark ROE. The performance-based formula rate plan ended in 2001 after the filing for the 2000 test year. Entergy Louisiana's performance-based formula rate plan filings are discussed in Note 2 to the financial statements. Several parties, including Entergy Louisiana, are currently working with the LPSC staff to develop a proposal for a statewide formula rate plan.

Fuel Recovery

      Entergy Louisiana's rate schedules include a fuel adjustment clause designed to recover the cost of fuel in the second prior month, adjusted by a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers.

Entergy Mississippi

Retail Rate Proceedings

      Entergy Mississippi's material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Performance-Based Formula Rate Plan

      Entergy Mississippi files a performance-based formula rate plan every 12 months that compares the annual earned rate of return to, and adjusts it against, a benchmark rate of return. The benchmark is calculated under a separate formula within the formula rate plan. The formula rate plan allows for periodic small adjustments in rates based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. The formula rate plan filing for the 2000 test year is discussed in Note 2 to the financial statements. The formula rate plan filing for the 2001 test year will be submitted in March 2002.

Fuel Recovery

      Entergy Mississippi's rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs. In December 2000, the MPSC approved the recovery of $136.7 million of under-recoveries, plus carrying charges, over a 24-month period effective with the first billing cycle of January 2001. Effective with January 2001 billings, the rider is utilizing projected energy costs filed quarterly by Entergy Mississippi to develop an energy cost rate. The energy cost rate is redetermined each calendar quarter and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost as of the second quarter preceding the redetermination.

Entergy New Orleans

Retail Rate Proceedings

      Entergy New Orleans' material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      Under Entergy New Orleans' various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001.

Fuel Recovery

      Entergy New Orleans' electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel in the second prior month, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers. The adjustment also includes the difference between non-fuel Grand Gulf 1 costs paid by Entergy New Orleans and the estimate of such costs, which are included in base rates, as provided in Entergy New Orleans' Grand Gulf 1 rate settlements. Entergy New Orleans' gas rate schedules include an adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, in addition to carrying charges. The Council is currently studying Entergy New Orleans' fuel adjustment methodologies, with the intention of considering means of mitigating the effect on ratepayers of sudden increases in fuel costs. The resolution commencing the study notes that the Council does not intend to deny Entergy New Orleans full recovery of its prudently incurred fuel and purchased power costs.

Regulation

Federal Regulation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

PUHCA

       Entergy Corporation and its various direct and indirect subsidiaries are subject to the broad regulatory provisions of PUHCA, with the exception of its EWG and FUCO subsidiaries. Except with respect to investments in EWGs and FUCOs, the principal regulatory provisions of PUHCA:

     o limit the operations of a registered holding company system to a single, integrated public utility system, plus certain ancillary and related systems and businesses;
     o regulate certain transactions among affiliates within a holding company system;
     o govern the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries;
     o limit the entry by registered holding companies and their subsidiaries into businesses other than electric and/or gas utility businesses; and
     o require SEC approval for certain utility mergers and acquisitions.

      Entergy Corporation and other electric utility holding companies have supported legislation in the United States Congress to repeal PUHCA and transfer certain aspects of the oversight of public utility holding companies from the SEC to FERC. Entergy believes that PUHCA inhibits its ability to compete in the evolving electric energy marketplace and largely duplicates the oversight activities otherwise performed by FERC and other federal regulators and by state and local regulators. In June 1995, the SEC adopted a report proposing options for the repeal or significant modification of PUHCA, which it continues to support, but the U.S. Congress has not passed legislation pursuant to this report.

Federal Power Act

      The domestic utility companies, System Energy, and Entergy Power are subject to the Federal Power Act as administered by FERC and the DOE. The Federal Power Act provides for regulatory jurisdiction over the transmission and wholesale sale of electric energy in interstate commerce, licensing of certain hydroelectric projects and certain other activities, including accounting policies and practices. Such regulation includes jurisdiction over the rates charged by System Energy for Grand Gulf 1 capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

      Entergy Arkansas holds a FERC license for two hydroelectric projects totaling 70 MW of capacity that was renewed on July 2, 1980 and expires on February 28, 2003. In December 2000, Entergy Arkansas filed a license extension application with FERC for these two facilities.

Regulation of the Nuclear Power Industry (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

Regulation of Nuclear Power

      Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Additionally, Entergy's domestic non-utility nuclear business is subject to the NRC's jurisdiction as the owner and operator of Pilgrim, Indian Point Energy Center, and FitzPatrick. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at these nuclear plants, and additional expenditures could be required in the future.

     The nuclear power industry faces uncertainties with respect to the cost and long-term availability of sites for disposal of spent nuclear fuel and other radioactive waste, nuclear plant operations, including security costs, the technological and financial aspects of decommissioning plants at the end of their licensed lives, and requirements relating to nuclear insurance. These matters are briefly discussed below.

Regulation of Spent Fuel and Other High-Level Radioactive Waste

      Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. After twenty years of study, the DOE, in February 2002, formally recommended, and President Bush approved, Yucca Mountain, Nevada as the permanent spent fuel repository. The State of Nevada may veto the site subject to override by simple majority of both houses of Congress. If Yucca Mountain is sustained as the repository site, DOE will proceed with the licensing and eventual construction of the repository and may begin receipt of spent fuel as early as approximately 2010. Otherwise, DOE may not accept spent fuel for a significantly longer period of time. As a result, future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear plant sites. Information concerning spent fuel disposal contracts with the DOE, current on-site storage capacity, and costs of providing additional on-site storage is presented in Note 9 to the financial statements.

Regulation of Low-Level Radioactive Waste

      The availability and cost of disposal facilities for low-level radioactive waste resulting from normal nuclear plant operations are subject to a number of uncertainties. Under the Low-Level Radioactive Waste Policy Act of 1980, as amended, each state is responsible for disposal of waste originating in that state, but states may participate in regional compacts to fulfill their responsibilities jointly. Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact) and Mississippi participates in the Southeast Low-Level Radioactive Waste Compact (Southeast Compact). Both the Central States Compact and the Southeast Compact waste facility development projects are on hold and further development efforts are unknown at this time. Neither Massachusetts, where Pilgrim is located, nor New York, where Indian Point Energy Center and FitzPatrick are located, participates in any regional compact and efforts to fulfill their responsibilities have been minimal. Two licensed disposal sites are currently operating in the United States, but only one site, the Barnwell Disposal Facility (Barnwell) located in South Carolina, is open to out-of-region generators. The availability of Barnwell provides only a temporary solution for Entergy's low-level radioactive waste storage and does not alleviate the need to develop new disposal capacity. In June 2000, the governor of South Carolina signed legislation forming a new low-level waste compact with the states of Connecticut and New Jersey. The compact will start restricting acceptance of out-of-region waste in 2002 and totally ban out-of-region waste by 2008.

      The Southeast Compact has filed sanctions against the host state of North Carolina and the process is currently on hold pending resolution of the sanctions action by the compact. In December 1998, the host state for the Central States Compact, Nebraska, denied the compact's license application. In December 1998, Entergy and two other utilities in the Central States Compact filed a lawsuit against the state of Nebraska seeking damages resulting from delays and a faulty license review process. Entergy Arkansas, Entergy Louisiana, and
Entergy Gulf States, along with other waste generators, fund the development costs for new disposal facilities relating to the Central States Compact. Development costs to be incurred in the future are difficult to predict. The current schedules for the site development in both the Central States Compact and the Southeast Compact are undetermined at this time. Until long-term disposal facilities are established, Entergy will seek continued access to existing facilities. If such access is unavailable, Entergy will store low-level waste at its nuclear plant sites.

Regulation of Nuclear Plant Decommissioning

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are recovering through electric rates the estimated decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively. These amounts are deposited in trust funds which, together with the related earnings, can only be used for future decommissioning costs. Estimated decommissioning costs are periodically reviewed and updated to reflect inflation and changes in regulatory requirements and technology. Applications are periodically made to appropriate regulatory authorities to reflect, in rates, the changes in projected decommissioning costs. Entergy Arkansas will not recover decommissioning costs in 2002 for ANO 1 and 2 based on the extension of the ANO 1 license and the assumption that the ANO 2 license will be extended and that the existing decommissioning trust funds, together with their expected future earnings, will meet the estimated decommissioning costs. In conjunction with the Pilgrim acquisition, Entergy received Pilgrim's decommissioning trust fund. Entergy believes that Pilgrim's decommissioning fund will be adequate to cover future decommissioning costs for the plant without any additional deposits to the trust. Subject to decommissioning service agreements between Entergy and NYPA, NYPA retains the decommissioning liability and trusts relating to Indian Point 3 and FitzPatrick up to a specified amount. Entergy believes that the amounts that will be available from the trusts will be sufficient to cover the future decommissioning costs of Indian Point 3 and FitzPatrick without any additional contributions to the trusts. As part of the Indian Point 1 and 2 purchase, Consolidated Edison transferred the decommissioning trust fund and the liability to decommission Indian Point 1 and 2 to Entergy. Entergy also funded an additional $25 million to the decommissioning trust fund and believes that the trust will be adequate to cover future decommissioning costs for Indian Point 1 and 2 without any additional deposits to the trust. Additional information with respect to decommissioning costs for ANO, River Bend, Waterford 3, Grand Gulf 1, Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, and FitzPatrick is found in Note 9 to the financial statements.

      The  EPAct  requires  all electric utilities  (including  Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) that purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually over approximately 15 years (adjusted for inflation, up to a total of $2.25 billion) for decontamination and decommissioning of enrichment facilities. At December 31, 2001, five years of assessments remain. In accordance with the EPAct, contributions to decontamination and decommissioning funds are recovered through rates in the same manner as other fuel costs. The estimated annual contributions by Entergy for decontamination and decommissioning fees are discussed in Note 9 to the financial statements.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.5 billion. Entergy Arkansas,
Entergy Gulf States, Entergy Louisiana, System Energy, and Entergy's domestic non-utility nuclear business have protection with respect to this liability through a combination of private insurance and an industry assessment program, as well as insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. Insurance applicable to the nuclear programs of Entergy is discussed in Note 9 to the financial statements.

Nuclear Operations

General (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Operations operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas,
Entergy   Gulf   States,   Entergy  Louisiana,   and   System   Energy,
respectively.    Entergy  Arkansas,  Entergy   Gulf   States,   Entergy
Louisiana, and System Energy pay directly or reimburse Entergy Operations at cost for its operation of the nuclear units. Entergy's domestic non-utility nuclear business is the operator of Pilgrim, Indian Point Energy Center, and FitzPatrick.

ANO Matters (Entergy Corporation and Entergy Arkansas)

      In  August  2001,  the  NRC  issued  a  bulletin  requesting  all pressurized water reactor owners and operators to report on the structural integrity of their reactor vessel head penetration nozzles to justify continued operations past December 31, 2001. These types of reactors are susceptible to water stress corrosion cracking of the reactor vessel head nozzles. ANO 1 and 2 are pressurized water reactors. In March 2001, an inspection of ANO 1 revealed one leaking control rod drive mechanism nozzle, which was subsequently repaired. An inspection at ANO 2 is scheduled during the next refueling outage in April 2002. Entergy Arkansas has received favorable responses from the NRC for continued operations of ANO 1 and 2.

      Inspections of the ANO 1 steam generators during planned outages also have revealed cracks in certain steam generator tubes, which have been repaired or plugged. The current number of cracks is below the limit authorized by the NRC to allow the unit to remain in operation and has not affected ANO 1's output to date. Using current projections of steam generator tube plugging, the current best estimate is that replacement of the ANO Unit 1 steam generators will be required by 2013. Entergy Operations currently does not expect ANO Unit 1 to have to conduct mid-cycle outages for steam generator inspection before 2005. ANO 2's steam generator was replaced during a refueling outage in the second half of 2000.

      Entergy Operations is in the process of gathering information and assessing various options for the permanent repair or replacement of ANO 1 and 2's reactor vessel heads and the replacement of ANO 1's steam generators. Certain of these options could, in the future, require significant capital expenditures and/or result in additional unscheduled mid-cycle outages. A decision as to the permanent repair or replacement of the reactor vessel heads and replacement of the steam generators is anticipated in 2002. If permanent replacement is selected, fabrication for a reactor vessel head and steam generators may take up to four years.

      In December 2000, Entergy Operations applied to the NRC for an amendment to ANO 2's operating license that would allow for an increase in the reactor core power rating. If granted, this amendment will allow ANO 2 to increase its gross electrical output by approximately 90 MW. Entergy Operations has requested action by the NRC on the amendment by April 2002, to permit implementation of the uprate following ANO 2's next scheduled refueling outage.

      In June 2001, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 1 through May 2034.

Domestic Non-Utility Nuclear (Entergy Corporation)

      In November 2001, a nonprofit organization, joined by federal and New York state and local officials and other organizations, filed a petition with the NRC alleging that the Indian Point 2 and 3 nuclear power plants were vulnerable to terrorist attack and seeking an immediate shutdown of the plants. Entergy believes the petitioners' requests are without merit and is vigorously contesting the petitioners' allegations. A procedural schedule has not been set by the NRC. Management cannot predict the timing of the NRC's consideration, if any, of this matter.

State Regulation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

General

      Entergy Arkansas is subject to regulation by the APSC, which includes the authority to:

     o oversee utility service;
     o set rates;
     o determine reasonable and adequate service;
     o require proper accounting;
     o control leasing;
     o control the acquisition or sale of any public utility plant or property constituting an operating unit or system;
     o set rates of depreciation;
     o issue certificates of convenience and necessity and certificates of environmental compatibility and public need; and
     o regulate the issuance and sale of certain securities.

      Entergy Gulf States may be subject to the jurisdiction of the municipal authorities of a number of incorporated cities in Texas as to retail rates and service within their boundaries, with appellate jurisdiction over such matters residing in the PUCT. Entergy Gulf States' Texas business is also subject to regulation by the PUCT as to:

     o retail rates and service in rural areas;
     o certification of new transmission lines; and
     o extensions of service into new areas.

      Entergy Gulf States' Louisiana electric and gas business and Entergy Louisiana are subject to regulation by the LPSC as to:

     o utility service;
     o rates and charges;
     o certification of generating facilities;
     o power or capacity purchase contracts; and
     o depreciation, accounting, and other matters.

      Entergy Louisiana is also subject to the jurisdiction of the Council with respect to such matters within Algiers in Orleans Parish.

     Entergy Mississippi is subject to regulation by the MPSC as to the following:

     o utility service;
     o service areas;
     o facilities; and
     o retail rates.

      Entergy Mississippi is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station, which is located in Arkansas.

     Entergy New Orleans is subject to regulation by the Council as to the following:

     o utility service;
     o rates and charges;
     o standards of service;
     o depreciation, accounting, and issuance and sale of certain securities; and
     o other matters.

Franchises

      Entergy Arkansas holds exclusive franchises to provide electric service in approximately 304 incorporated cities and towns in Arkansas. These franchises are unlimited in duration and continue unless the municipalities purchase the utility property. In Arkansas, franchises are considered to be contracts and, therefore, are terminable upon breach of the terms of the franchise.

      Entergy Gulf States holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric and gas service in approximately 55 incorporated municipalities in Louisiana and to provide electric service in approximately 63 incorporated municipalities in Texas. Entergy Gulf States typically is granted 50-year franchises in Texas and 60-year franchises in Louisiana. Entergy Gulf States' current electric franchises will expire during 2007 - 2036 in Texas and during 2015 - 2046 in Louisiana. The natural gas franchise in the City of Baton Rouge will expire in 2015. In addition, Entergy Gulf States holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within 21 counties in eastern Texas. Retail open access is scheduled to begin in Entergy Gulf States' Texas service territory no sooner than September 15, 2002.

      Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated Louisiana municipalities. Most of these franchises have 25-year terms, although six of these municipalities have granted 60-year franchises. Entergy Louisiana also supplies electric service in approximately 353 unincorporated communities, all of which are located in Louisiana parishes in which it holds non-exclusive franchises.

      Entergy Mississippi has received from the MPSC certificates of public convenience and necessity to provide electric service to areas within 45 counties, including a number of municipalities, in western Mississippi. Under Mississippi statutory law, such certificates are exclusive. Entergy Mississippi may continue to serve in such municipalities upon payment of a statutory franchise fee, regardless of whether an original municipal franchise is still in existence.

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to city ordinances (except electric service in Algiers, which is provided by Entergy Louisiana). These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties. A resolution to study the advantages for ratepayers that might result from an acquisition of these properties was filed in a committee of the Council in January 2001. The committee has deferred consideration of and has taken no further action regarding that resolution. The full Council must approve the resolution to commence such a study before it can become effective.

     The business of System Energy is limited to wholesale power sales. It has no distribution franchises.

Environmental Regulation

General

      Entergy's facilities and operations are subject to regulation by various domestic and foreign governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that its affected subsidiaries are in substantial compliance with environmental regulations currently applicable to their facilities and operations. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Clean Air Legislation

      The Clean Air Act Amendments of 1990 (the Act) established the following four programs that currently or in the future may affect Entergy's fossil-fueled generation:

     o an acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx);
     o an ozone non-attainment area program for control of NOx and volatile organic compounds;
     o a hazardous air pollutant emissions reduction program; and
     o an operating permits program for administration and enforcement of these and other Act programs.

      Under the current acid rain program, Entergy's subsidiaries have not required additional equipment to control SO2 or NOx. The Act provides SO2 allowances to most of the affected Entergy generating units for emissions based upon past emission levels and operating characteristics. Each allowance is an entitlement to emit one ton of
SO2 per year. Under the Act, utilities are required to possess allowances for SO2 emissions from affected generating units. All Entergy fossil-fueled generating units are classified as "Phase II" units under the Act and are subject to SO2 allowance requirements. Entergy is a net buyer of allowances when it generates power using fuel oil.

     Controls were recently implemented at certain Entergy Gulf States generating units to achieve NOx reductions due to the ozone non-attainment status of areas served in and around Beaumont and Houston, Texas. To date, the cost of additional control equipment necessary to maintain this compliance is immaterial. In April and December 2000, Texas authorities adopted future control strategies for the Beaumont and Houston areas, respectively. These strategies adopted by the State of Texas will cause Entergy Gulf States to incur additional costs for NOx controls through 2007. Entergy commenced projects in 2000 to engineer, procure, and construct needed air pollution control facilities. Cost estimates will be refined as engineering design progresses based on final strategies approved by the EPA. Entergy currently estimates compliance costs to be $22 to $39 million in the Beaumont area and approximately $15 million in the Houston area. Entergy believes the future control strategies in the ozone non-attainment regulations require emission limits that are more restrictive than those related to utility restructuring in Texas. As part of legislation passed in Texas in June 1999 to restructure the electric power industry in the state, certain generating units of Entergy Gulf States will be required to obtain operating permits and meet new, lower emission limits for NOx. As part of its control efforts, Entergy Gulf States is expected to incur costs through 2003 to meet the standards in the restructuring legislation.

      The State of Louisiana is considering future emission control strategies to address continued ozone non-attainment status of areas in and around Baton Rouge, Louisiana. In November 2001, the LDEQ issued a draft rule for control of NOx as part of the State Implementation Plan
(SIP) to bring this area into attainment with the National Ambient Air Quality standards for ozone by May 2005. The draft contains certain provisions that would lead to installation of new NOx control equipment at Entergy Gulf States generating units. Preliminary analyses indicate compliance costs may be as much as $72 million in new capital spending. Most of the related expenditures would take place in 2003 and 2004.
The  final  rule  is  expected to be in  place  by  March  2002.   Cost
estimates will be refined as engineering studies progress before and after promulgation of the final NOx rule and approval of the SIP by the
EPA.   Entergy Gulf States will be required to obtain revised operating permits from the LDEQ and meet new, lower emission limits for NOx. Entergy Gulf States expects to file before October 2002 revised permit
applications  containing  its detailed compliance  strategy.   In  late
August 2001, however, a federal magistrate issued a report recommending that the EPA be ordered to make a determination regarding the ozone non-attainment status and any reclassification of the area required as a result of the determination. The recommendation might result in an upgrade from the current status of "serious" to "severe" non-attainment classification for the Baton Rouge area. If this occurs, LDEQ ozone SIP rulemakings could be affected, especially in terms of scheduling. The specific impact of the magistrate's recommendation on Entergy Gulf States will remain unclear until the EPA responds to the magistrate's report.

Oil Pollution Prevention and Response

     The EPA has issued a proposed rule on oil pollution prevention and response. This rule could affect Entergy's operations of its approximately 3,500 transmission and distribution electrical equipment installations that are potentially subject to this proposed rule. If the proposed rule is issued in the form expected by the industry,
Entergy will be substantially in compliance with the rule. Nevertheless, there is the possibility that the rule could be issued in a form that would require Entergy to develop site-specific oil spill prevention control and countermeasure plans for the facilities subject to the rule. In addition, secondary containment could be required around the equipment in these facilities. Entergy participates in industry groups involved with the proposed rule and will be monitoring the development of the proposed rule. It is expected that the final rule will be issued in mid-2002.

Other Environmental Matters

       The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA and, indirectly, the states, to mandate clean-up, or reimbursement of clean-up costs, by owners or operators of sites from which hazardous substances may be or have been released. Parties that generated or transported hazardous substances to these sites are also deemed liable by CERCLA. CERCLA has been interpreted to impose joint and several liability on responsible parties. The domestic utility companies have sent waste materials to various disposal sites over the years. In addition, environmental laws now regulate certain of the domestic utility companies' operating procedures and maintenance practices which historically were not subject to regulation. Some of Entergy's disposal sites have been the subject of governmental action under CERCLA, resulting in site clean-up activities. The domestic utility companies have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs. The affected domestic utility companies have established reserves for such environmental clean-up and restoration activities.

Entergy Arkansas

      Entergy Arkansas entered into a Consent Administrative Order with the ADEQ in which it agreed to conduct initial stabilization associated with contamination at the Utilities Services, Inc. state Superfund site located near Rison, Arkansas. This site was never owned or operated by any Entergy-affiliated company. This site was found to have soil contaminated by polychlorinated biphenyls (PCBs) and pentachlorophenol (a wood preservative). Containers and drums that contained PCBs and other hazardous substances were found at the site. Entergy Arkansas worked with the ADEQ to identify and notify other PRPs with respect to this site. Approximately twenty PRPs have been identified to date. In December 1999, Entergy Arkansas, along with several other PRPs, met with ADEQ representatives to discuss the clean-up of the site. Entergy Arkansas believes that its ultimate responsibility for this site will not materially exceed its existing clean-up provision of $5 million. Entergy has sent a letter of intent to the ADEQ to participate in the site characterization, and Entergy is waiting for a response from the ADEQ. As of December 31, 2001, Entergy Arkansas had incurred approximately $400,000 of clean-up costs at the site.

Entergy Gulf States

      Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States' premises (see "Other Regulation and Litigation" below).

     In August 1999, Entergy Gulf States received notice from the Texas Natural Resource Conservation Commission (TNRCC) that it is considered to be a PRP for the Spector Salvage Yard in Orange, Texas. The Spector Salvage site operated from approximately 1944 until 1971. In addition to general salvage, the facility functioned as a repository for military surplus equipment and supplies purchased from military, industrial, and chemical facilities. Soil samples from the site indicate the presence of heavy metals and various organics, including PCBs. The TNRCC requested of all PRPs a submission of a good faith offer to fully fund or conduct a remedial investigation. Entergy Gulf States believes that there is insufficient basis for including the company as a PRP. If additional evidence that Entergy Gulf States is a PRP were discovered, Entergy Gulf States would re-evaluate its position. Based on the size of the site, Entergy Gulf States expects that its future expenditures for investigation and clean-up should not exceed its existing clean-up provision of $250,000.

       Entergy Gulf States is currently involved in a remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana. A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. In 1999, Entergy Gulf States signed a second Administrative Consent Order with the EPA to perform removal action at the site. Entergy Gulf States believes that its ultimate responsibility for this site will not materially exceed its existing clean-up provision of $15.1 million.

      Entergy Gulf States is currently involved in the second phase of an investigation of contamination of an MGP site, known as the Old Jennings Ice Plant, located in Jennings, Louisiana. The MGP is believed to have operated from approximately 1909 to 1926. The site is currently used for an electrical substation and storage of transmission and distribution equipment. In July 1996, a petroleum-like substance was discovered on the surface soil, and notification was made to the LDEQ. The LDEQ was aware of this site based upon a survey performed by an environmental consultant for the EPA. Entergy Gulf States obtained the services of an environmental consultant to collect core samples and to perform a search of historical records to determine what activities occurred at Jennings. Results of the core sampling, which found limited amounts of contamination on-site, were submitted to the LDEQ. A plan to determine a cost-effective remediation strategy will be developed and submitted to the LDEQ for review in 2002. Entergy does not expect that its ultimate financial responsibility with respect to this site will be material. The amount of its existing provision for clean-up is $191,000.

      In 1994, Entergy Gulf States performed a site assessment in conjunction with a construction project at the Louisiana Station Generating Plant (Louisiana Station). In 1995, a further assessment confirmed subsurface soil and groundwater impact to three areas on the plant site. After further review, a notification was made to the LDEQ. The final phase of groundwater clean up and monitoring at Louisiana Station is expected to continue through 2003. The remediation cost incurred through December 31, 2001 for this site was $6.3 million. Future costs are not expected to exceed the existing provision of $1.2 million.

Entergy New Orleans

      Entergy New Orleans built a new substation on a parcel of land located adjacent to an existing substation which is in close proximity to the former Market Street power plant. During pre-construction activities in January 2000, significant levels of lead were discovered in the soil at this site. Entergy New Orleans notified the LDEQ of the contamination. The contamination at this site was addressed using the LDEQ Risk Evaluation/Corrective Action Plan. The work has been completed and the final closure report was submitted in the first quarter of 2001. The cost of this remediation was approximately $1 million. Entergy is awaiting final written LDEQ approval. No further environmental activity is anticipated.

Entergy Louisiana and Entergy New Orleans

      Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Louisiana and Entergy New Orleans and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Louisiana's and Entergy New Orleans' premises (see "Other Regulation and Litigation" below).

      The Southern Transformer shop located in New Orleans has served both Entergy Louisiana and Entergy New Orleans. This transformer shop is now being closed and environmental assessments are now being performed to determine what remediation may be necessary. Based on preliminary findings, an expected clean-up cost of $750,000 has been accrued for this project.

     From 1992 to 1994, Entergy Louisiana performed remedial activities at a retired power plant known as the Thibodaux municipal site, previously owned and operated by a Louisiana municipality. Entergy Louisiana purchased the power plant at this site as part of the acquisition of municipal electric systems. The site assessment indicated some subsurface contamination from fuel oil. Remediation of the Thibodaux site is expected to continue through 2002. The cost incurred through December 31, 2001 for the Thibodaux site was approximately $657,000. Future costs are not expected to exceed the remaining provision of $174,000 at December 31, 2001. The LDEQ is currently reviewing a groundwater assessment completed in 2001. Results of the review will determine what additional remediation remains to be completed.

     During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and chose to remediate and repair or close them. Completion of this work is pending LDEQ approval. LDEQ has issued notices of deficiencies for certain of these sites. As a result, recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at December 31, 2001 for wastewater remediation and repairs and closures. Management of Entergy Louisiana and Entergy New Orleans believes these reserves are adequate based on current estimates.

Other Regulation and Litigation

Entergy Corporation and Entergy Gulf States Merger

      The APSC, Arkansas Cities and Cooperatives, Arkansas Electric Energy Consumers, the MPSC, and the State of Mississippi appealed to the D.C. Circuit the FERC's approval of the merger of Entergy Corporation and Gulf States Utilities. Entergy and the LPSC intervened in support of the FERC. The appellants seek to overturn the FERC's decision on two broad grounds: first, whether the FERC's approval of the addition of Gulf States produced an unjust and discriminatory rate in violation of Federal Power Act section 205; and second, whether the FERC's approval of the merger without conducting an evidentiary hearing on the effect of the merger on wholesale generation violated Federal Power Act section 203. The D.C. Circuit scheduled oral argument for April 2002. Management cannot predict the timing or outcome of this proceeding.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      Entergy Corporation and the domestic utility companies are defendants in numerous lawsuits that have been filed by former employees alleging that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. Entergy Corporation and the domestic utility companies are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases, and at this time management cannot estimate the total amount of damages sought.

Asbestos and Hazardous Waste Suits (Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      Numerous lawsuits have been filed in federal and state courts in Texas and Louisiana primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana and Entergy New Orleans, as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Since 1992, the Entergy companies have resolved over 3 thousand claims for nominal amounts that in the aggregate total less that $13 million, including defense costs. Some of this loss has been offset by reimbursement from insurers. Presently there are over 3 thousand claims pending and reserves have been established that should be adequate to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to its financial position or results of operation.

Ratepayer Lawsuits (Entergy Corporation, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

Vidalia Project Sub-Docket

     Marathon Oil Company and Louisiana Energy Users Group, intervenors in another proceeding that has since been settled, requested that the LPSC review the prudence of a contract entered into by Entergy Louisiana to purchase energy generated by a hydroelectric facility known as the Vidalia project through the year 2031. Note 9 to the financial statements contains further discussion of the obligations related to the Vidalia project. By orders entered by the LPSC in 1985 and 1990, the LPSC approved Entergy Louisiana's entry into the Vidalia contract and Entergy Louisiana's right to recover, through the fuel adjustment clause, the costs of power purchased thereunder. Additionally, the wholesale electric rates under the Vidalia power purchase contract were filed at FERC. In December 1999, the LPSC instituted a review of the following issues relating to the Vidalia project: (i) the LPSC's jurisdiction over the Vidalia project; (ii) Entergy Louisiana's management of the Vidalia contract, including opportunities to restructure or otherwise reform the contract; (iii) the appropriateness of Entergy Louisiana's recovery of 100% of the Vidalia contract costs from ratepayers; (iv) the appropriateness of the fuel adjustment clause as the method for recovering all or part of the Vidalia contract costs; (v) the appropriate regulatory treatment of the Vidalia contract in the event the LPSC approves implementation of retail competition; and (vi) Entergy Louisiana's communication of pertinent information to the LPSC regarding the Vidalia project and contract. Based on its review, the LPSC will determine whether it should disallow any of the costs of the Vidalia project included in the fuel adjustment clause. In late April and early May 2001, the LPSC conducted hearings addressing these issues, except for the issue of the appropriate regulatory treatment of the Vidalia contract in the event the LPSC approves implementation of retail competition. With regard to that issue, the parties entered a joint stipulation that the issue more appropriately would be considered in a separate, existing docket specifically devoted to stranded-cost-related issues.

     With regard to the other issues, Entergy Louisiana asserted at the hearings that it has prudently managed the Vidalia contract and that, through final orders issued in 1985 and 1990, the LPSC itself previously has recognized Entergy Louisiana's prudence by formally and expressly approving the Vidalia contract and the recovery through the fuel adjustment clause of all amounts paid by Entergy Louisiana pursuant to the FERC-filed rate. The LPSC staff alleged at the hearings that the Vidalia project owners' July 30, 1990 request that the LPSC clarify the LPSC's 1985 order (approving the Entergy Louisiana/Vidalia project purchase power agreement) and approve a sale and leaseback of the project, presented Entergy Louisiana with an approximately three-week "window of opportunity" (prior to the LPSC's issuance of the 1990 order) during which Entergy Louisiana could have used its purported leverage either: (1) to attempt to restructure the FERC-filed rate schedule contained in the Vidalia contract; or (2) to attempt to secure a concession from the Vidalia project owners whereby, at a minimum, the owners would share with Entergy Louisiana ratepayers some portion of what the LPSC staff quantifies as approximately $90 million of tax benefits. The LPSC staff and intervenors further alleged at the hearings that Entergy Louisiana was imprudent for not preparing and presenting to the LPSC during the August 1990 hearings on the Vidalia project owners' motion for clarification, an updated life cycle economic analysis showing that, as of August 1990, the Vidalia contract appeared to have become uneconomic due to the significant drop in projected avoided costs precipitated by, among other things, the legislative repeal of the Fuel Use Act of 1978 and the steep decline in oil and gas prices in the mid- to late-1980s. Additionally, Marathon Oil Company and the Sewerage and Water Board of New Orleans alleged at the hearings that the Vidalia project owners had incurred construction cost overruns and escalating operating costs, and had paid excessive royalties to the Town of Vidalia, and that these costs were imprudent and should be disallowed, in whole or in part. However, these intervenors recommended that, although Entergy Louisiana ratepayers should reap the benefits of any such disallowances, the Town of Vidalia and the Vidalia project owners, and not Entergy Louisiana, should bear the cost of any such disallowances.

     The LPSC staff has proposed several alternative and non-mutually-exclusive remedies, including without limitation: reducing prospectively some portion of the above market Vidalia contract costs that Entergy Louisiana is allowed to recover through the fuel adjustment clause; shifting prudently incurred costs to base rates and disallowing imprudently-incurred costs; imposing a rate of return performance penalty for some appropriate period of time; and disallowing as part of fuel cost recovery some portion of the purported tax savings and other benefits associated with the 1990 clarification motion, plus interest since 1990. The LPSC staff has recommended that the ALJ who presided over the hearings make a recommendation to the LPSC with regard to the prudence and jurisdictional issues and certify the question of remedies to the LPSC. The post-hearing briefing to the ALJ was completed in November 2001. The parties await the ALJ's recommendations.

Entergy New Orleans Fuel Clause Lawsuit

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

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. Testimony was filed on behalf of the plaintiffs in this proceeding in April 2000 and has been supplemented. The testimony, as supplemented, asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $100 million over a period of years. In June 2001, the Council's Advisors filed testimony on these issues in which they allege that Entergy New Orleans ratepayers may have been overcharged by more than $32 million, the vast majority of which is reflected in the plaintiffs' claim. However, it is not clear precisely what periods and damages are being alleged in the proceeding. Entergy intends to defend this matter vigorously, both in court and before the Council. Hearings began in February 2002. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

Entergy New Orleans Rate of Return Lawsuit

      In April 1998, a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans. The plaintiffs allege that Entergy New Orleans overcharged ratepayers by at least $300 million since 1975 in violation of limits on Entergy New Orleans' rate of return that the plaintiffs allege were established by ordinances passed by the Council in 1922. The plaintiffs seek, among other things, (i) a declaratory judgment that such franchise ordinances have been violated; and (ii) a remand to the Council for the establishment of the amount of overcharges plus interest. Entergy New Orleans believes the lawsuit is without merit. Entergy New Orleans has charged only those rates authorized by the Council in accordance with applicable law. In May 2000, a court of appeal granted Entergy New Orleans' exception to jurisdiction in the case and dismissed the proceeding. The Louisiana Supreme Court denied the plaintiff's request for a writ of certiorari. The plaintiffs then commenced a similar proceeding before the Council. The plaintiffs and the advisors for the Council each filed their first round of testimony in January 2002. In their testimony, the plaintiffs allege that Entergy New Orleans earned in excess of the legally authorized rate of return during the period 1979 to 2000 and that Entergy New Orleans should be required to refund between $240 million and $825 million to its ratepayers. In the testimony submitted by the Council advisors, the advisors allege that Entergy New Orleans has not earned in excess of its authorized rate of return for the period at issue and that no refund is therefore warranted. A hearing is scheduled to begin in June 2002. Management cannot predict the outcome of the proceeding before the Council.

Entergy Gulf States Merger Savings Lawsuit

     In February 2002, various plaintiffs, who claim to be customers of Entergy Gulf States in Texas and further claim to be class representatives for all other similarly situated customers, filed a lawsuit against Entergy Gulf States and Entergy Corporation in the district court of Jefferson County, Texas. The petition alleges that Entergy Corporation and Entergy Gulf States violated the 1993 agreement entered by parties to the Entergy-Gulf States Utilities merger docket in Texas by failing to pass 100% of Texas retail non-fuel merger-related savings to Entergy Gulf States' ratepayers in Texas beginning on January 1, 2002. The petition alleges that the non-fuel merger-related savings accrue at a rate of about $2 million per month. The petition seeks damages, exemplary damages, and attorney's fees and costs, in addition to certification of the case as a class action. Entergy will vigorously contest the plaintiffs' allegations. Management cannot predict the outcome of this litigation at this time.

Entergy Louisiana Formula Ratemaking Plan Lawsuit

     In  May  1998,  a  group of ratepayers filed a  complaint  against
Entergy Louisiana and the LPSC in state court in East Baton Rouge Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs allege that the formula ratemaking plan authorized by the LPSC has allowed Entergy Louisiana to earn amounts in excess of a fair return. The plaintiffs seek, among other things, (i) a declaratory judgment that the formula ratemaking plan is an improper ratemaking practice; and (ii) a refund of the amounts allegedly charged in excess of proper ratemaking practices. Entergy Louisiana believes the lawsuit is without merit and plans to vigorously defend itself. This case has not been active, and abandonment issues are being evaluated. At this time, management cannot determine the amount of damages being sought.

July   1999  Power  Outages  Lawsuit  (Entergy  Gulf  States,   Entergy
Louisiana, Entergy New Orleans)

     In February 2000, a lawsuit was commenced in state court in Orleans Parish, Louisiana, against Entergy, Entergy Gulf States,
Entergy Louisiana, and Entergy New Orleans relating to power outages that occurred in July 1999. The plaintiff, who purports to represent a class of similarly situated persons, claims unspecified damages as a result of these outages, which the plaintiff claims were the result of negligence on the part of the Entergy defendants. Plaintiffs have instituted similar proceedings before the LPSC and the City Council. All of these proceedings have been resolved by settlement for a nominal amount.

Street Lighting Lawsuit (Entergy New Orleans)

      In February 2002, the City of New Orleans (City) filed a petition against Entergy New Orleans in state court in Orleans Parish, seeking declaratory relief, injunctive relief, an unspecified amount of monetary damages, and attorney and consulting fees and costs. The City's petition alleges that Entergy New Orleans has breached its obligations to the City related to the provision of street lighting. The City claims that Entergy New Orleans has not fulfilled all services required under the various street lighting contracts, has over-billed for some services, and has billed for services that were not authorized. Entergy New Orleans intends to defend this matter vigorously. The ultimate outcome of the lawsuit cannot be predicted at this time.

Franchise Fee Litigation  (Entergy Corporation and Entergy Gulf States)

     In September 1998, the City of Nederland filed a petition against Entergy Gulf States and Entergy Services in state court in Jefferson County, Texas, purportedly on behalf of all Texas municipalities that have ordinances or agreements with Entergy Gulf States. The lawsuit alleges that Entergy Gulf States has been underpaying its franchise fees due to failure to properly calculate its gross receipts. The plaintiff seeks a judgment for the allegedly underpaid fees and punitive damages. Entergy Gulf States believes the lawsuit is without merit and is vigorously defending itself. The trial in this matter is scheduled to begin in November 2002. At this time, management cannot determine the amount of damages being sought.

Fiber Optic Cable Litigation  (Entergy Corporation, Entergy  Gulf
States, and Entergy Louisiana)

     In 1998, a group of property owners filed a class action suit against Entergy Corporation, Entergy Gulf States, Entergy Services and ETHC in state court in Jefferson County, Texas purportedly on behalf of all property owners in each of the states throughout the Entergy service area who have conveyed easements to the defendants. The lawsuit alleged that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs sought actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. The state court petition was voluntarily dismissed, and the plaintiffs commenced a class action suit with the same claims in the United States District Court in Beaumont, Texas. Both sides have filed motions for summary judgment, which were heard by the court in late 2001. The magistrate's recommendation to the district judge found that two of the four types of easements did not allow Entergy to place its fiber on the property and the other two were ambiguous and required a jury determination. Subsequently, the district judge held oral arguments and has taken the motions under advisement. Entergy believes the easements did provide it the right to place the fiber optic cable. If the court or jury disagrees, Entergy believes that any damages suffered by the plaintiff landowners are negligible and that there is no basis for the claim seeking a share of profits. At this time, management cannot determine the specific amount of damages being sought.

     In January 2002, a class action lawsuit asserting similar allegations to those alleged in the lawsuit filed in Texas was commenced in state court in Ascension Parish, Louisiana, against Entergy Louisiana, Entergy Services, ETHC, and Entergy Technology Company, purportedly on behalf of all similarly situated property owners in Louisiana. The plaintiffs seek injunctive and declaratory relief and an unspecified amount of damages. The defendants intend to vigorously defend the lawsuit. At this time, management cannot determine the specific amount of damages being sought.

Franchise Service Area Litigation  (Entergy Gulf States)

     In early 1998, Beaumont Power and Light Company (BP&L) unsuccessfully sought a franchise to provide electric service in the City of Beaumont, Texas, where Entergy Gulf States already holds a franchise. In November 1998, BP&L filed a request before the PUCT to obtain a certificate of convenience and necessity (CCN) for those portions of Jefferson County outside the boundaries of any municipality for which Entergy Gulf States provides retail electric service. BP&L's application contemplates using Entergy Gulf States' facilities in their provision of service. In Texas, utilities are required to obtain a CCN prior to providing retail electric service. Jefferson County is currently singly certificated to Entergy Gulf States. If BP&L's application is granted, BP&L would be able to provide retail service to Entergy Gulf States' customers in the area for which the certificate would apply. BP&L has amended its application to add a request for a CCN to provide retail electric service within the City of Beaumont. The amended application acknowledges that the Texas electric utility restructuring law requires BP&L to use its own facilities to connect to its customers if it is granted a CCN. In April 2000, the ALJ recommended denial of BP&L's application. In May 2000, the PUCT voted to remand the proceeding back to the ALJ to allow BP&L to provide further evidence. BP&L filed an updated business plan, pro formas, and direct testimony in response to the remand order. A hearing on the merits was held in November 2001 in which Entergy Gulf States and the PUCT staff argued that BP&L failed to demonstrate its requested certificate should be granted. The parties are awaiting the ALJ's proposal for decision.

Litigation Environment (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The four states in which the domestic utility companies operate, in particular Louisiana, Mississippi, and Texas, have proven to be unusually litigious environments. Judges and juries in Louisiana, Mississippi, and Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy uses legal and appropriate means to contest litigation threatened or filed against it, but the litigation environment in these states poses a significant business risk.


    EARNINGS RATIOS OF DOMESTIC UTILITY COMPANIES AND SYSTEM ENERGY

      The domestic utility companies' and System Energy's ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of SEC Regulation S-K are as follows:

			      Ratios of Earnings to Fixed Charges
				   Years Ended December 31,
				2001   2000  1999   1998  1997

     Entergy Arkansas           3.29   3.01  2.08   2.63  2.54
     Entergy Gulf States        2.36   2.60  2.18   1.40  1.42
     Entergy Louisiana          2.76   3.33  3.48   3.18  2.74
     Entergy Mississippi        2.14   2.33  2.44   3.12  2.98
     Entergy New Orleans         (b)   2.66  3.00   2.65  2.70
     System Energy              2.12   2.41  1.90   2.52  2.31


			     Ratios of Earnings to Combined Fixed
			       Charges and Preferred Dividends
				   Years Ended December 31,
				2001   2000  1999   1998   1997

     Entergy Arkansas           2.99   2.70  1.80   2.28   2.24
     Entergy Gulf States (a)    2.21   2.39  1.86   1.20   1.23
     Entergy Louisiana          2.51   2.93  3.09   2.75   2.36
     Entergy Mississippi        1.96   2.09  2.18   2.80   2.69
     Entergy New Orleans (b)     (b)   2.43  2.74   2.41   2.44

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock, which was redeemed in July 2000.
(b) For Entergy New Orleans, earnings for the twelve months ended December 31, 2001 were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.


		    BUSINESS SEGMENTS AND PRODUCTS

Entergy Corporation

      Entergy's business segments are discussed in Note 12 to the financial statements.

Entergy New Orleans and Entergy Gulf States

      Entergy New Orleans and Entergy Gulf States provide two products within their utility operations, electric power and natural gas. For the year ended December 31, 2001, 98% of Entergy Gulf States' operating revenue was derived from the electric utility business, and only 2% from the natural gas distribution business. Following is data concerning Entergy New Orleans retail operating revenue sources and its customer data as of December 31, 2001:

				  Electric Operating     Natural Gas
				     Revenue              Revenue

       Residential                       39%                55%
       Commercial                        38%                20%
       Industrial                         6%                11%
       Governmental/Municipal            17%                14%

       Number of Customers             189,000            148,000

Financial Information Relating to Products and Services

      Revenues from Entergy New Orleans' and Entergy Gulf States' electric power and natural gas sales are presented in their respective income statements.


			       PROPERTY

Generating Stations

Domestic Utility and System Energy

      The total capability of the generating stations owned and leased by the domestic utility companies and System Energy as of December 31, 2001, by company and by fuel type, is indicated below:

			  Owned and Leased Capability MW(1)
								     Gas
								   Turbine
								    and
								   Internal
 Company                  Total      Fossil       Nuclear        Combustion       Hydro
 Entergy Arkansas         4,637        2,704         1,782               83          68
 Entergy Gulf States      6,560        5,580           980                -           -
 Entergy Louisiana        5,286        4,181         1,093               12           -
 Entergy Mississippi      2,922        2,917             -                5           -
 Entergy New Orleans        967          956             -               11           -
 System Energy            1,122            -         1,122                -           -
			 ------       ------         -----              ---          --
   Total                 21,494       16,338         4,977              111          68
			 ======       ======         =====              ===          ==

(1) "Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

      Entergy's domestic utility business is subject to seasonal fluctuations, with the peak period occurring in the summer months. The 2001 peak demand of 20,257 MW occurred on August 21, 2001. Entergy's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections in light of the availability of power, the location of new loads, and maximum economy to Entergy. Domestically, based on load and capability projections and bulk power availability, Entergy's domestic utility companies meet the need for new generation resources by means other than construction of new base load generating capacity. Entergy's domestic utility companies expect to meet future capacity needs by, among other things, purchasing in the wholesale power market, including plans to contract for up to 3,000 MW of purchased power to meet the expected needs of the domestic utility companies in the summer of 2002. In addition, to address this capacity shortage, the domestic utility companies are currently considering resource plans that could include building additional capacity, re-powering existing power plants, continuing to obtain purchased power, or a combination of those options. The domestic utility companies expect to present these resource plans in 2002 to their regulators. Entergy also reactivated several units in 1999 and 2000 that were in extended reserve shutdown to assist in serving customers during periods of peak demand.

      Under the terms of the System Agreement, generating capacity and other power resources are shared among the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs, including operating expenses, fixed charges on debt, dividend requirements on preferred and preference stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the short companies are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs. FERC proceedings relating to proposed amendments to the System Agreement are discussed more thoroughly in "RATE MATTERS, REGULATION, AND LITIGATION - Rate Matters - Wholesale Rate Matters - System Agreement," above.

Domestic Non-Utility Nuclear

     The capacity of the operating nuclear generating stations owned by the domestic non-utility nuclear segment as of December 31, 2001 is indicated below:

  Plant                Location                    Owned Capacity MW
							  (1)

  Pilgrim            Plymouth, Massachusetts              670
  FitzPatrick        Oswego, New York                     825
  Indian Point 2     Westchester County, New York         970
  Indian Point 3     Westchester County, New York         980

  (1) "Owned Capacity" refers to the nameplate rating on the generating unit.

      In August 2001, Entergy's domestic non-utility nuclear segment agreed to purchase the 510 MW Vermont Yankee Nuclear Power Plant in Vernon, Vermont, from Vermont Yankee Nuclear Power Corporation for $180 million, to be paid in cash upon closing. Entergy will receive the plant, nuclear fuel, inventories, and related real estate. Management expects to close the transaction by the summer of 2002, pending the approvals of the NRC, the Public Service Board of Vermont, FERC, and other regulatory agencies.

Energy Commodity Services

      The capacity of the generating stations owned in the energy commodity services segment as of December 31, 2001 is indicated below:

					      Owned Capacity (1)
Plant                   Location             MW               Type

		     North America
Ritchie Unit 2       Helena, Arkansas        544             Fossil
Independence Unit 2  Newark, Arkansas        121 (2)         Fossil
Warren Power         Vicksburg, Mississippi  300     Simple Cycle Gas Turbine
Top of Iowa          Worth County, Iowa       80              Wind

		     Europe
Damhead Creek        Kent, England           800     Combined-Cycle Gas Turbine

(1) "Owned Capacity" refers to the nameplate rating on the generating unit.

(2) The owned MW capacity is the portion of the plant capacity owned by Entergy. For a complete listing of Entergy's joint-owned generating stations, refer to "Jointly-Owned Generating Stations" in Note 1 to the financial statements.

      Entergy's energy commodity services segment also has minority investments in companies owning the following generating stations in Latin America: Costanera, a 2000 MW fossil generation facility located in Buenos Aires, Argentina; Central Buenos Aires, a 220 MW combined-cycle gas turbine addition to the Costanera plant; San Isidro, a 375 MW combined-cycle gas turbine power plant located in Quillota, Chile; and Edegel, a 1000 MW hydroelectric and fossil generation facility located in Lima, Peru.

       Entergy's energy commodity services segment is currently constructing the following projects. The Crete Project, a 320 MW simple cycle gas turbine merchant power plant in Crete, Illinois, is anticipated to be operational in June 2002. Entergy will own approximately 160 MW of the capacity of the Crete plant, with the remainder owned by DTE Energy. During 2000, construction began on the RS Cogen Project, a 425 MW combined-cycle gas turbine power plant in Lake Charles, Louisiana. Entergy will own approximately 212 MW, with the remainder owned by PPG Industries. RS Cogen is expected to begin operation in 2002. Construction also began in 2001 on the Northeast Texas Electric Cooperative Project, a 550 MW combined-cycle gas turbine power plant in Harrison County, Texas. Entergy will own approximately 385 MW once construction is completed and operation has begun (currently projected to be June 2003), with Northeast Texas Electric Cooperative, Inc. owning the remainder.

Interconnections

Domestic Utility

      The electric generating facilities of Entergy's domestic utility companies consist principally of steam-electric production facilities. These generating units are interconnected by a transmission system operating at various voltages up to 500 KV. With the exception of a small portion of Entergy Mississippi's capacity, operating facilities or interests therein generally are owned or leased by the domestic utility company serving the area in which the generating facilities are located. All of these generating facilities are centrally dispatched and operated.

      Entergy's domestic utility companies are interconnected with many neighboring utilities. In addition, the domestic utility companies are members of the Southeastern Electric Reliability Council (SERC). The primary purpose of SERC is to ensure the reliability and adequacy of the electric bulk power supply in the southeast region of the United States. SERC is a member of the North American Electric Reliability Council.

Domestic Non-Utility Nuclear

      The electric generating facilities of Entergy's domestic non-utility nuclear segment consists of the Pilgrim nuclear production facility, the James A. FitzPatrick nuclear production facility, and the Indian Point Energy Center nuclear production facility. The Pilgrim plant is dispatched as a part of Independent System Operator (ISO) New England. The primary purpose of ISO New England is to direct the operations of the major generation and transmission facilities in the New England region. The James A. FitzPatrick and Indian Point Energy Center plants are dispatched by the New York Independent System
Operator (NYISO). The primary purpose of NYISO is to direct the operations of the major generation and transmission facilities in New York state.

Gas Property

      As of December 31, 2001, Entergy New Orleans distributed and transported natural gas for distribution solely within the limits of the City of New Orleans through a total 33 miles of gas transmission pipelines, 1,473 miles of gas distribution mains, and 1,034 miles of gas service line from the distribution mains to the customers.

      As of December 31, 2001, the gas properties of Entergy Gulf States, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States' financial position.

Titles

      Entergy's generating stations and major transmission substations are generally located on properties owned in fee simple. The greater portion of the transmission and distribution lines of the domestic utility companies have been constructed on property of private owners pursuant to easements or on public highways and streets pursuant to appropriate franchises. The rights of each company in the property on which its utility facilities are located are considered by such company to be adequate for use in the conduct of its business. Minor defects and irregularities customarily found in properties of like size and character may exist, but such defects and irregularities do not, in the opinion of management, materially impair the use of the properties affected thereby. The domestic utility companies generally have the right of eminent domain, whereby they may, if necessary, perfect or secure titles to, or easements or servitudes on, privately held lands used in or reasonably necessary for their utility operations.

      Substantially all of the physical properties and assets owned by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are subject to the liens of mortgages securing the first mortgage bonds of such company. The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Gulf States, and is not subject to the lien of the Entergy Gulf States mortgage securing the first mortgage bonds of Entergy Gulf States, but is leased to and operated by Entergy Gulf States. All of the debt outstanding under the original first mortgages of Entergy Mississippi and Entergy New Orleans has been retired and the original first mortgages were cancelled in 1999 and 1997, respectively. As a result, the general and refunding mortgages of Entergy Mississippi and Entergy New Orleans now each constitute a first mortgage lien on substantially all of the respective physical properties and assets of these two companies.


			      FUEL SUPPLY

      The sources of generation and average fuel cost per KWH for the domestic utility companies and System Energy for the years 1999-2001 were:

	 Natural Gas    Fuel Oil     Nuclear Fuel      Coal
	   %   Cents    %     Cents    %    Cents    %     Cents
	  of    Per     of     Per    of     Per     of     Per
Year      Gen   KWH    Gen     KWH    Gen    KWH    Gen     KWH

2001       34   4.62    8     4.33     43     .50     15     1.58
2000       42   4.90    4     3.90     39     .56     15     1.51
1999       45   2.75    4     2.06     35     .54     16     1.59

     Actual 2001 and projected 2002 sources of generation for the domestic utility companies and System Energy are:

		      Natural Gas   Fuel Oil        Nuclear          Coal
		      2001  2002   2001  2002   2001     2002    2001  2002

Entergy Arkansas (a)    7%    7%     -     -     61%      61%     31%   31%
Entergy Gulf States    57%   57%     1%    -     27%      25%     15%   18%
Entergy Louisiana      48%   58%     5%    -     47%      42%      -     -
Entergy Mississippi    22%   69%    51%    -      -        -      27%   31%
Entergy New Orleans    84%  100%    16%    -      -        -       -     -
System Energy           -     -      -     -    100%(b)  100%(b)   -     -
Total (a)              34%   40%     8%    0%    43%      43%     15%   16%


(a) Hydroelectric power provided 1% of Entergy Arkansas' generation in 2001 and is expected to provide 1% of its generation in 2002.

(b) In addition to the nuclear capacity given above for the following companies, the Unit Power Sales Agreement allocates capacity and energy from System Energy's interest in Grand Gulf 1 as follows:
    Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.

Natural Gas

      The domestic utility companies have long-term firm and short-term interruptible gas contracts. Long-term firm contracts comprise less than 26% of the domestic utility companies' total requirements but can be called upon, if necessary, to satisfy a significant percentage of the domestic utility companies' needs. Short-term contracts and spot-market purchases satisfy additional gas requirements. Entergy Gulf States has a transportation service agreement with a gas supplier that provides flexible natural gas service to certain generating stations by using such supplier's pipeline and gas storage facility. Entergy's energy commodity services segment has entered into 15-year gas supply contracts at the project level to supply up to 100% of the gas requirements for the Damhead Creek power plant located in the UK.

      Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to weather conditions as well as to the prices of other energy sources. Gas demands leveling out to meet more consistently with supplies and higher storage levels brought prices down in 2001. Entergy's supplies of natural gas are expected to be adequate in 2002. However, pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the domestic utility companies will use alternate fuels, such as oil, or rely to a larger extent on coal and nuclear generation.

Coal

      Entergy Arkansas has long-term contracts for low-sulfur Wyoming coal for White Bluff and Independence. These contracts, which expire in 2002 and 2011, respectively, provide for approximately 70% of Entergy Arkansas' expected coal requirements for 2002. At the expiration of the White Bluff long-term contract in 2002, Entergy plans to enter into short-term and medium-term contracts for White Bluff coal supply based on the company's procurement strategy. Entergy Arkansas has an additional 20% of its 2002 coal requirement committed in a number of one year contracts. Additional requirements are satisfied by spot market purchases. Entergy Gulf States has a contract for the supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy its fuel requirements for that unit at current consumption rates through the first quarter of 2003. The contract includes options to extend supply to 2010 if all price re-openers are accepted. If both parties cannot agree upon a price, then the contract terminates. Effective April 1, 2000, Louisiana Generating LLC assumed Cajun's ownership interest in the Big Cajun 2 generating facilities and operates the plant, which is 42% owned by Entergy Gulf States. The management of Louisiana Generating LLC has advised Entergy Gulf States that it has executed coal supply and transportation contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3 for the foreseeable future.

      Entergy Arkansas has a long-term railroad transportation contract for the delivery of coal to both White Bluff and Independence. This contract will expire in the year 2011. Entergy Arkansas has settled its lawsuit against the railroad that claimed breach of contract by the railroad and requested termination of the contract. Beginning in 2002, a portion of White Bluff's coal requirements will be delivered by a second carrier under a long-term transportation agreement. This agreement will expire on December 31, 2006.

     Entergy Gulf States has transportation requirements contracts with railroads to deliver coal to Nelson Unit 6 through December 31, 2004. Each of the two contracts governs the movement of approximately one-half of the plant's requirements and the base contract provides flexibility for shipping up to all of the plant's requirements.

Nuclear Fuel

     The nuclear fuel cycle involves the following:

     o mining and milling of uranium ore to produce a concentrate;
     o conversion of the concentrate to uranium hexafluoride gas;
     o enrichment of the hexafluoride gas;
     o fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
     o disposal of spent fuel.

      System Fuels is responsible for contracts to acquire nuclear material to be used in fueling Entergy Arkansas', Entergy Louisiana's, and System Energy's nuclear units. System Fuels also maintains inventories of such materials during the various stages of processing. Each of these companies purchases enriched uranium hexafluoride from System Fuels, but contracts separately for the fabrication of its own nuclear fuel. The requirements for River Bend are pursuant to contracts made by Entergy Gulf States. The requirements for Pilgrim, FitzPatrick, Indian Point 2, and Indian Point 3 are pursuant to contracts made by Entergy's domestic non-utility nuclear business. Entergy Nuclear Fuels Company is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for these non-utility nuclear plants.

      Based upon currently planned fuel cycles, Entergy's nuclear units currently have contracts and inventory that provide adequate materials and services. Existing contracts for uranium concentrate, conversion of the concentrate to uranium hexafluoride, and enrichment of the uranium hexafluoride will provide a significant percentage of these materials and services over the next several years. Additional materials and services required beyond the coverage of these contracts are expected to be available at a reasonable cost for the foreseeable future.

       Current fabrication contracts will provide a significant percentage of these materials and services over the next several years. The Nuclear Waste Policy Act of 1982 provides for the disposal of spent nuclear fuel or high level waste by the DOE. Refer to Note 9 to the financial statements for a discussion of spent nuclear fuel disposal.

      It will be necessary for Entergy to enter into additional arrangements to acquire nuclear fuel in the future. It is not possible to predict the ultimate cost of such arrangements.

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. These arrangements are subject to periodic renewal. There is a discussion of nuclear fuel leases in Note 10 to the financial statements.

Natural Gas Purchased for Resale

      Entergy New Orleans has several suppliers of natural gas. Its system is interconnected with three interstate and three intrastate pipelines. Entergy New Orleans' primary suppliers currently are Enron North America, Inc., an interstate gas marketer, Bridgeline Gas Distributors, and Pontchartrain Natural Gas via Louisiana Gas Services. Entergy New Orleans has a "no-notice" service gas purchase contract with Enron North America, Inc. which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts. The Enron North America, Inc. gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Koch Gateway Pipeline Company (now known as Gulf South Pipeline). This service is subject to FERC-approved rates. The Gulf South Pipeline is now part of the Entergy-Koch joint venture. Enron North America, Inc. ceased to perform on its contract with Entergy New Orleans following the bankruptcy of Enron Corporation late in 2001. Entergy New Orleans has assumed the management of this gas supply contract, which is scheduled to expire on March 31, 2002, with no interruption of supply. Entergy New Orleans will replace the contract through its normal competitive bid process such that supply will continue uninterrupted. Entergy New Orleans has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases. In recent years, natural gas deliveries to Entergy New Orleans have been subject primarily to weather-related curtailments. However, Entergy New Orleans experienced no such curtailments in 2001.

      As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy New Orleans' suppliers failed to perform their obligations to deliver gas under their supply agreements. Gulf South Pipeline could curtail transportation capacity only in the event of pipeline system constraints. Based on the current supply of natural gas, and absent extreme weather-related curtailments, Entergy New Orleans does not anticipate any interruptions in natural gas deliveries to its customers.

      Entergy Gulf States purchases natural gas for resale under an agreement with Enbridge Marketing (U.S.) Inc. (formerly Mid Louisiana Gas Company). Enbridge Marketing is not allowed to discontinue providing gas to Entergy Gulf States without obtaining FERC approval.

Research

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are members of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects based on Entergy's needs and available resources. Entergy and its subsidiaries contributed approximately $5 million in 2001, $5 million in 2000, and $6 million in 1999 to EPRI.

Item 2.   Properties

      Information regarding the properties of the registrants is included in Item 1. "Business - PROPERTY," in this report.

Item 3.   Legal Proceedings

       Details of the registrants' material rate proceedings, environmental regulation and proceedings, and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2001 are discussed in Item 1. "Business - RATE MATTERS, REGULATION, AND LITIGATION," in this report.

Item 4.   Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2001, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or System Energy.

	DIRECTORS AND EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Directors

      Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Proposal 1--Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of Stockholders to be held May 10, 2002, ("Annual Meeting"), and is incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported in Part III of this document.

Executive Officers

	  Name             Age                Position                    Period
J. Wayne Leonard (a)       51   Chief Executive Officer and Director       1999-Present
				 of Entergy Corporation
				Director of Entergy Arkansas, Entergy      1998-1999
				 Gulf States, Entergy Louisiana,
				 Entergy Mississippi, Entergy New
				 Orleans, and System Energy
				President and Chief Operating Officer      1998
				 of Entergy Corporation
				Chief Operating Officer of Entergy         1998
				 Arkansas, Entergy Gulf States,
				 Entergy Louisiana, Entergy
				 Mississippi, and Entergy New Orleans
				Vice Chairman of Entergy New Orleans       1998
				President of Energy Commodities            1996-1998
				 Strategic Business Unit
				President of Cinergy Capital &             1996-1998
				 Trading

Donald  C. Hintz (a)       59   President of Entergy Corporation           1999-Present
				Executive Vice President and Chief         1998
				 Nuclear Officer of Entergy Arkansas,
				 Entergy Gulf States, and Entergy
				 Louisiana
				Group President and Chief Nuclear          1997-1998
				 Operating Officer of Entergy
				 Corporation, Entergy Arkansas,
				 Entergy Gulf States, and Entergy
				 Louisiana
				Executive Vice President and Chief         1994-1997
				 Nuclear Officer of Entergy
				 Corporation
				Executive Vice President - Nuclear of      1994-1997
				 Entergy Arkansas, Entergy Gulf
				 States, and Entergy Louisiana
				Chief Executive Officer and President      1992-1998
				 of System Energy
				Director of Entergy Gulf States            1993-Present
				Director of Entergy Arkansas, Entergy      1992-Present
				 Louisiana, Entergy Mississippi, and
				 System Energy
				Director of Entergy New Orleans            1999-Present

Richard J. Smith (a)       50   Group President, Utility Operations        2001-Present
				 of Entergy Corporation, Entergy
				 Arkansas, Entergy Gulf States,
				 Entergy Louisiana, Entergy
				 Mississippi, and Entergy New Orleans
				Director of Entergy Arkansas, Entergy      2001-Present
				 Gulf States, Entergy Louisiana,
				 Entergy Mississippi and Entergy New
				 Orleans
				Senior Vice President, Transition          2000-2001
				 Management of Entergy Corporation
				President of Cinergy Resources, Inc.       1999
				Vice President Energy Services             1999
				Vice President of Finance Services         1996-1999
				 Business Unit

Curtis L. Hebert, Jr. (a)  39   Executive Vice President, External         2001-Present
				 Affairs of Entergy Corporation
				Chairman and Commissioner of the           1997-2001
				 Federal Energy Regulatory Commission
				Chairman and Commissioner of the           1992-1997
				 Mississippi Public Service
				 Commission

Jerry D. Jackson (a)       57   Executive Vice President of Entergy        1999-Present
				 Corporation
				Group President - Utility Operations       2000-2001
				 of Entergy Arkansas, Entergy Gulf
				 States, Entergy Louisiana, Entergy
				 Mississippi, and Entergy New Orleans
				President and Chief Executive Officer      1999-2000
				 - Louisiana of Entergy Gulf States
				President and Chief Executive Officer      1999-2000
				 of Entergy Louisiana
				Chief Administrative Officer of            1997-1998
				 Entergy Corporation,  Entergy
				 Arkansas, Entergy Gulf States,
				 Entergy Louisiana, Entergy
				 Mississippi, and Entergy New Orleans
				Executive Vice President - External        1995-1998
				 Affairs of Entergy Arkansas, Entergy
				 Gulf States, Entergy Louisiana,
				 Entergy Mississippi, and Entergy New
				 Orleans
				Executive Vice President - External        1994-1998
				 Affairs of Entergy Corporation
				Director of Entergy Gulf States            1994-2001
				Director of Entergy Louisiana              1992-2001
				Director of Entergy Arkansas, Entergy      2000-2001
				Mississippi, and Entergy New Orleans      1992-1999

Michael G. Thompson (a)    61   Executive Vice President, General          2001-Present
				 Counsel and Secretary of Entergy
				 Corporation, Entergy Arkansas,
				 Entergy Gulf States, Entergy
				 Louisiana, Entergy Mississippi, and
				 Entergy New Orleans
				Senior Vice President and General          1992-2001
				 Counsel of Entergy Corporation
				Senior Vice President,  General            1995-2001
				 Counsel, and Secretary of Entergy
				 Arkansas, Entergy Gulf States,
				 Entergy Louisiana, Entergy
				 Mississippi, and Entergy New Orleans
				Secretary of Entergy Corporation           1994-2001

C. John Wilder (a)         43   Executive Vice President and Chief         1998-Present
				 Financial Officer of Entergy
				 Corporation, Entergy Arkansas,
				 Entergy Gulf States, Entergy
				 Louisiana, Entergy Mississippi,
				 Entergy New Orleans, and System
				 Energy
				Director of Entergy Arkansas, Entergy      1999-Present
				 Gulf States, Entergy Louisiana,
				 Entergy Mississippi, Entergy New
				 Orleans, and System Energy
				Chief Executive Officer of Shell           1998
				 Capital Company
				Assistant Treasurer of the Royal           1996-1998
				 Dutch/Shell Group

Frank F. Gallaher (a)      56   Senior Vice President of Entergy           2001-Present
				 Corporation
				Senior Vice President, Generation,         1999-2001
				 Transmission and Energy Management
				 of Entergy Corporation
				President, Fossil Operations and           2000-Present
				 Transmission of Entergy Arkansas,
				 Entergy Gulf States, Entergy
				 Louisiana, Entergy Mississippi, and
				 Entergy New Orleans
				Senior Vice President, Generation,         1999-2000
				 Transmission and Energy Management
				 of Entergy Arkansas, Entergy Gulf
				 States, Entergy Louisiana, Entergy
				 Mississippi, and Entergy New Orleans
				Executive Vice President and Chief         1998-1999
				 Utility Operating Officer for
				 Entergy Arkansas, Entergy Gulf
				 States, Entergy Louisiana, Entergy
				 Mississippi, and Entergy New Orleans
				Group President and Chief Utility          1997-1999
				 Operating Officer of  Entergy
				 Corporation
				Group President and Chief Utility          1997-1998
				 Operating Officer of Entergy
				 Arkansas, Entergy Gulf States,
				 Entergy Louisiana, Entergy
				 Mississippi, and Entergy New Orleans
				Director of Entergy Arkansas, Entergy      1997-1999
				 Louisiana, and Entergy Mississippi
				Executive Vice President of                1996-1997
				 Operations of  Entergy Corporation
				Director of Entergy Gulf States            1993-1999
				Executive Vice President of                1993-1997
				 Operations of Entergy Arkansas,
				 Entergy Louisiana, Entergy
				 Mississippi, and Entergy New Orleans

Joseph T. Henderson (a)    44   Senior Vice President and General Tax      2001-Present
				 Counsel of Entergy Corporation,
				 Entergy Arkansas, Entergy Gulf
				 States, Entergy Louisiana, Entergy
				 Mississippi, Entergy New Orleans,
				 and System Energy
				Vice President and General Tax             1999-2001
				 Counsel of Entergy Corporation,
				 Entergy Arkansas, Entergy Gulf
				 States, Entergy Louisiana, Entergy
				 Mississippi, Entergy New Orleans,
				 and System Energy
				Associate General Tax Counsel of           1998-1999
				 Shell Oil Company
				Senior Tax Counsel of Shell Oil            1995-1998
				 Company

Nathan E. Langston (a)     53   Senior Vice President and Chief            2001-Present
				 Accounting Officer of Entergy
				 Corporation, Entergy Arkansas,
				 Entergy Gulf States, Entergy
				 Louisiana, Entergy Mississippi,
				 Entergy New Orleans, and System
				 Energy
				Vice President and Chief Accounting        1998-2001
				 Officer of Entergy Corporation,
				 Entergy Arkansas, Entergy Gulf
				 States, Entergy Louisiana, Entergy
				 Mississippi, Entergy New Orleans,
				 and System Energy
				Director of Tax Services of Entergy        1993-1998
				 Services

Steven C. McNeal (a)       45   Vice President and Treasurer of            1998-Present
				 Entergy Corporation, Entergy
				 Arkansas, Entergy Gulf States,
				 Entergy Louisiana, Entergy
				 Mississippi, Entergy New Orleans,
				 and System Energy
				Assistant Treasurer of Entergy             1994-1998
				 Arkansas, Entergy Gulf States,
				 Entergy Louisiana, Entergy
				 Mississippi, Entergy New Orleans,
				 and System Energy
				Director of Corporate Finance of           1994-1998
				 Entergy Services

(a) In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

     Each officer of Entergy Corporation is elected yearly by the Board of Directors.


				PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder
Matters

Entergy Corporation

     The shares of Entergy Corporation's common stock are listed on the New York Stock, Chicago Stock, and Pacific Exchanges under the ticker symbol ETR.

      Entergy  Corporation's stock price as of February  28,  2002  was
$41.28.   The high and low prices of Entergy Corporation's common  stock for each quarterly period in 2001 and 2000 were as follows:

			    2001             2000
		       High    Low      High    Low
				(In Dollars)

      First            42.88    32.56   26.75   15.94
      Second           44.67    36.82   31.25   19.94
      Third            40.95    33.60   38.13   26.94
      Fourth           39.50    35.10   43.88   33.50

      Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2001 and 2000. In 2001, dividends of $0.315 per share were paid in the first three quarters, and a dividend of $0.33 per share was paid in the fourth quarter. In 2000, dividends of $0.30 per share were paid in the first three quarters, and a dividend of $0.315 per share was paid in the fourth quarter.

      As of February 28, 2002, there were 60,327 stockholders of record of Entergy Corporation.

     Entergy Corporation's future ability to pay dividends is discussed in Note 8 to the financial statements. In addition to the restrictions described in Note 8, PUHCA provides that, without approval of the SEC, the unrestricted, undistributed retained earnings of any Entergy Corporation subsidiary are not available for distribution to Entergy Corporation's common stockholders until such earnings are made available to Entergy Corporation through the declaration of dividends by such subsidiaries.

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

      There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the domestic utility companies and System Energy to Entergy Corporation during 2001 and 2000, were as follows:

			      2001        2000
				(In Millions)

Entergy Arkansas             $ 82.5     $ 44.6
Entergy Gulf States          $ 83.7     $ 88.0
Entergy Louisiana            $134.6     $ 62.4
Entergy Mississippi          $ 19.6     $ 18.0
Entergy New Orleans          $  0.8     $  9.5
System Energy                $119.1     $ 91.8

     Information with respect to restrictions that limit the ability of System Energy and the domestic utility companies to pay dividends is presented in Note 8 to the financial statements.

Item 6.   Selected Financial Data

      Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA, INC., ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., and SYSTEM ENERGY RESOURCES, INC." which follow each company's financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES," " - SIGNIFICANT FACTORS AND KNOWN TRENDS," and "- RESULTS OF OPERATIONS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, and SYSTEM ENERGY."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Entergy Corporation and Subsidiaries. Refer to information under the heading "ENTERGY CORPORATION AND SUBSIDIARIES MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS."

Item 8.   Financial Statements and Supplementary Data.

		     INDEX TO FINANCIAL STATEMENTS

Entergy Corporation and Subsidiaries:
  Report of Management                                                 52
  Management's Financial Discussion and Analysis                       53
  Report of Independent Accountants                                    76
  Management's Financial Discussion and Analysis                       77
  Consolidated Statements of Income For the Years Ended December 31,   86
    2001, 2000, and 1999
  Consolidated Statements of Cash Flows For the Years Ended December   87
    31, 2001, 2000, and 1999
  Consolidated Balance Sheets, December 31, 2001 and 2000              89
  Consolidated Statements of Retained Earnings, Comprehensive Income,  91
    and Paid-In Capital for the Years Ended December 31, 2001, 2000,
    and 1999
  Selected Financial Data - Five-Year Comparison                       92
Entergy Arkansas, Inc.:
  Report of Independent Accountants                                    93
  Management's Financial Discussion and Analysis                       94
  Income Statements For the Years Ended December 31, 2001, 2000, and   99
    1999
  Statements of Cash Flows For the Years Ended December 31, 2001,     100
    2000, and 1999
  Balance Sheets, December 31, 2001 and 2000                          101
  Statements of Retained Earnings for the Years Ended December 31,    103
    2001, 2000, and 1999
  Selected Financial Data - Five-Year Comparison                      104
Entergy Gulf States, Inc.:
  Report of Independent Accountants                                   105
  Management's Financial Discussion and Analysis                      106
  Income Statements For the Years Ended December 31, 2001, 2000, and  111
    1999
  Statements of Cash Flows For the Years Ended December 31, 2001,     112
    2000, and 1999
  Balance Sheets, December 31, 2001 and 2000                          113
  Statements of Retained Earnings for the Years Ended December 31,    115
    2001, 2000, and 1999
  Selected Financial Data - Five-Year Comparison                      116
Entergy Louisiana, Inc.:
  Report of Independent Accountants                                   117
  Management's Financial Discussion and Analysis                      118
  Income Statements For the Years Ended December 31, 2001, 2000, and  122
    1999
  Statements of Cash Flows For the Years Ended December 31, 2001,     124
    2000, and 1999
  Balance Sheets, December 31, 2001 and 2000                          125
  Statements of Retained Earnings for the Years Ended December 31,    127
    2001, 2000, and 1999
  Selected Financial Data - Five-Year Comparison                      128
Entergy Mississippi, Inc.:
  Report of Independent Accountants                                   129
  Management's Financial Discussion and Analysis                      130
  Income Statements For the Years Ended December 31, 2001, 2000, and  134
    1999
  Statements of Cash Flows For the Years Ended December 31, 2001,     136
    2000, and 1999
  Balance Sheets, December 31, 2001 and 2000                          137
  Statements of Retained Earnings for the Years Ended December 31,    139
    2001, 2000, and 1999
  Selected Financial Data - Five-Year Comparison                      140
Entergy New Orleans, Inc.:
  Report of Independent Accountants                                   141
  Management's Financial Discussion and Analysis                      142
  Statements of Operations For the Years Ended December 31, 2001,     145
    2000, and 1999
  Statements of Cash Flows For the Years Ended December 31, 2001,     146
    2000, and 1999
  Balance Sheets, December 31, 2001 and 2000                          147
  Statements of Retained Earnings for the Years Ended December 31,    149
    2001, 2000, and 1999
  Selected Financial Data - Five-Year Comparison                      150
System Energy Resources, Inc.:
  Report of Independent Accountants                                   151
  Management's Financial Discussion and Analysis                      152
  Income Statements For the Years Ended December 31, 2001, 2000, and  154
    1999
  Statements of Cash Flows For the Years Ended December 31, 2001,     156
    2000, and 1999
  Balance Sheets, December 31, 2001 and 2000                          157
  Statements of Retained Earnings for the Years Ended December 31,    159
    2001, 2000, and 1999
  Selected Financial Data - Five-Year Comparison                      160
Notes to Financial Statements for Entergy Corporation and             161
  Subsidiaries

		 ENTERGY CORPORATION AND SUBSIDIARIES

			 REPORT OF MANAGEMENT

      Management of Entergy Corporation and its subsidiaries has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles in the United States. Financial information included elsewhere in this report is consistent with the financial statements.

       To meet their responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Entegrity, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

     The Audit Committee of our Board of Directors, composed solely of Directors who are not employees of our company, meets with the independent auditors, management, and internal accountants periodically to discuss internal accounting controls and auditing and financial reporting matters. Upon recommendation from the Audit Committee, the Board of Directors appoints the independent auditors annually. However, in August 2001, the Audit Committee selected Deloitte & Touche to succeed PricewaterhouseCoopers as the Company's independent auditors; the Board of Directors ratified the selection in October 2001. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors and the chief internal auditor without management, providing free access to the Committee.

      Independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.



J. WAYNE LEONARD                        C. JOHN WILDER
Chief Executive Officer of Entergy      Executive Vice President and
 Corporation                             Chief Financial Officer


HUGH T. MCDONALD                        JOSEPH F. DOMINO
Chairman, President, and Chief          Chairman of Entergy Gulf States,
 Executive Officer of                    Inc., President and Chief
 Entergy Arkansas, Inc.                  Executive Officer - Texas
					 of Entergy Gulf States, Inc.


E. RENAE CONLEY                         CAROLYN C. SHANKS
Chairman, President, and Chief          Chairman, President, and Chief
 Executive Officer of Entergy            Executive Officer of Entergy
 of Entergy Louisiana, Inc.;             Mississippi, Inc.
 President and Chief Executive
 Officer- Louisiana of Entergy
 Gulf States, Inc.



DANIEL F. PACKER                        JERRY W. YELVERTON
Chairman, President, and Chief          Chairman, President, and Chief
 Executive Officer of Entergy            Executive Officer of System
 New Orleans, Inc.                       Energy Resources, Inc.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

      Entergy Corporation is an investor-owned public utility holding company that operates through three business segments. The domestic utility business generates, transmits, distributes, and sells electric power to 2.6 million retail customers in portions of Arkansas, Louisiana, Mississippi, and Texas. The domestic utility business, particularly through Entergy Arkansas and Entergy Gulf States, also generates some revenue from wholesale electric power sales. The domestic non-utility nuclear business owns and operates four nuclear power plants that it has acquired over the past three years, and sells electric power produced by those plants to wholesale customers. Domestic non-utility nuclear also generates some revenue by providing operation and maintenance services to the owners of other nuclear power plants. The energy commodity services business provides energy commodity trading and gas transportation and storage services through Entergy-Koch, L.P., and develops power generation projects in the United States and Europe. Following are the percentages of Entergy's consolidated revenues and net income generated by these segments and the percentage of total assets held by them:


           Segment              % of Revenue        % of Net Income     % of Total Assets
                             2001   2000   1999   2001   2000   1999   2001   2000   1999
Domestic utility              77     74     73     77     87     93     78     81     82
Domestic non-utility nuclear   8      3      1     17      7      3     13      9      3
Energy commodity services     14     23     26     14      8     (7)     9     10      8
Other                          1      -      -     (8)    (2)    11      -      -      7



     Following are significant factors and known trends that may affect our results of operations or financial position.

Critical Accounting Policies

     Accounting and financial reporting involve significant estimates and judgments, including the selection of appropriate accounting policies. Note 1 to the financial statements provides a comprehensive discussion of Entergy's significant accounting policies. The following represent the accounting policies that Entergy's management believes are especially important to the reporting of Entergy's financial position and results of operations, due to their significance and subjectivity:

     Application  of  SFAS  71  - Entergy's  application  of  SFAS  71,
"Accounting for the Effects of Certain Types of Regulation," to its domestic utility operations has a significant and pervasive impact on accounting and reporting for these operations. These matters are discussed in "Significant Factors and Known Trends - Continued Application of SFAS 71" and in Note 1 to the financial statements.

     Accounting for Decommissioning - The accounting for decommissioning costs for nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates could significantly impact Entergy's financial position, results of operations, and cash flows (although estimate changes for the nuclear plants in Entergy's domestic utility operating segment should be earnings-neutral, because these costs are collected from ratepayers). These issues are discussed in more detail in Note 9 to the financial statements.

     Accounting for Derivative Instruments and Hedges - Entergy's application of the provisions of SFAS 133 and EITF 98-10 to its various commodity and financial contracts has a significant impact on Entergy's financial statements. The risks associated with these instruments and Entergy's accounting for them are discussed in more detail in "Significant Factors and Known Trends - Market Risks Disclosure" and in
Note 15 to the financial statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

      Accounting for Equity Method Investees and Off Balance Sheet Arrangements - During 2001, Entergy entered into two significant transactions that involved complex accounting judgments: 1) a joint venture with Koch Industries, Inc. involving energy trading and pipeline operations. This investment is accounted for under the equity method of accounting, and is discussed in more detail in "Results of Operations - Energy Commodity Services" and in Note 13 to the financial statements; and 2) a financing arrangement for Entergy's turbine acquisition program that involved the sale and assignment of Entergy's interests under certain turbine acquisition contracts to an independent special purpose entity. This transaction is described in more detail in "Liquidity and Capital Resources - Off Balance Sheet and Equity Method Investee Debt, Guarantees of Unconsolidated Obligations, and Lease Obligations."

Domestic Utility Transition to Retail Competition

     The electric utility industry for years has been preparing for the advent of competition in its business. For most electric utilities, the transition from a regulated monopoly to a competitive business is challenging and complex. The new electric utility environment presents opportunities to compete for new customers and creates the risk of loss of existing customers. It presents risks along with opportunities to enter into new businesses and to restructure existing businesses. Events that occurred in 2001, particularly the crisis in California's restructured power supply market, may slow the onset of competition. The recent bankruptcy of Enron may further retard the move to competition.

       For Entergy, the domestic transition to competition is a formidable undertaking, made uniquely difficult because the domestic utility companies operate in five retail regulatory jurisdictions and are subject to the System Agreement, which contemplates the integrated operation of Entergy's electric generation and transmission assets throughout the retail service territories. Entergy is striving to achieve consistent paths to competition in all five retail regulatory jurisdictions. Nevertheless, actions by one jurisdiction may conflict with actions by another. In addition, while the Arkansas and Texas legislatures have enacted laws to bring about electric utility competition, the process is going forward only in Texas, and retail competition in Entergy Gulf States' service area is subject to a delay in that state. Entergy is continuing to work with regulatory and legislative officials in all jurisdictions in designing the rules surrounding the implementation of a competitive electricity industry. There can be no assurance given as to the timing or results of the transition to competition in Entergy's service territories. Following is a summary of the status of the transition to competition in the five retail jurisdictions:

                                                  % of Entergy's
                                                 Consolidated 2001
                                                 Revenues Derived
                                               from Retail Electric
                                                Utility Operations
Jurisdiction    Status of Retail Open Access    in the Jurisdiction

Arkansas      Commencement delayed by  amended         13.6%
              law   until  at  least   October
              2003,   APSC   has   recommended
              delay until at least 2010.
Texas         Delayed    until    at     least         10.7%
              September  15, 2002  in  Entergy
              Gulf  States' service area in  a
              settlement   approved   by   the
              PUCT.
Louisiana     The  LPSC  has deferred pursuing         33.4%
              retail   open  access,   pending
              developments  at   the   federal
              level and in other states.
Mississippi   MPSC    has   recommended    not         9.8%
              pursuing  open  access  at  this
              time.
New Orleans   City   Council  has   taken   no         5.1%
              action   on  Entergy's  proposal
              filed in 1997.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

Arkansas

      Under current Arkansas legislation, the target date for retail open access has been delayed until no sooner than October 1, 2003 and no later than October 1, 2005. In December 2001, the APSC recommended to the Arkansas General Assembly that legislation be enacted during the 2003 legislative session to either repeal the legislation authorizing retail open access or further delay retail open access until at least 2010. Entergy Arkansas supports the proposal for further delay of retail open access but opposes repeal of deregulation legislation as premature at this time.

Texas

      In June 1999, the Texas legislature enacted a law providing for competition in the electric utility industry through retail open access. With retail open access, generation and a new retail electric provider operation are competitive businesses, but transmission and distribution operations continue to be regulated. The new retail electric providers are the primary point of contact with customers. Although retail open access legislation is in place in Texas, its implementation in Entergy Gulf States' territory is delayed until at least September 15, 2002.

      Pursuant to the provisions of the retail open access law, Entergy Gulf States' business separation plan provides that Entergy Gulf States will be divided into:

     o a Texas distribution company;
     o an intermediate transmission company;
     o a Texas generation company;
     o at least two Texas retail electricity providers; and
     o a Louisiana company that will encompass distribution, generation, transmission, and retail operations.

     Several proceedings necessary to implement retail open access are still pending, including proceedings to set the price-to-beat rates that will be charged by Entergy's retail electric service provider, to implement Entergy Gulf States' business separation plan, and to form an RTO that includes Entergy's service area. In addition, the LPSC has not approved for the Louisiana jurisdictional operations the transfer of generation assets to, or a power purchase agreement with, Entergy's proposed Texas generation company.

Louisiana

      In a July 2001 report to the LPSC, the LPSC staff concluded that retail competition is not in the public interest at this time for any customer class. Nevertheless, the LPSC staff recommended that retail open access be made available for certain large industrial customers as early as January 2003. An eligible customer choosing to go to competition would be required to provide its utility with a minimum of six months notice prior to the date of retail open access. The LPSC staff report also recommended that all customers who do not currently co- or self-generate, or have co- or self-generation under construction as of a date to be specified by the LPSC, remain liable for their share of stranded costs. During its October 2001 meeting, the LPSC adopted dates by which a total of 800 MW of co- or self-generation could be developed in Louisiana without being affected by stranded costs. During its November 2001 meeting, the LPSC decided not to adopt a plan for retail open access at this time, but to have collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

Continued Application of SFAS 71

      The domestic utility companies' and System Energy's financial statements primarily reflect assets and costs based on existing cost-based ratemaking regulation in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Under traditional ratemaking practice, regulated electric utilities are granted exclusive geographic franchises to sell electricity. In return, the utilities must make investments and incur obligations to serve customers. Prudently incurred costs are recovered from customers along with a return on investment. Regulators may require utilities to defer collecting from customers some operating costs until a future date. These deferred costs are recorded as regulatory assets in the financial statements. In order to continue applying SFAS 71 to its financial statements, a utility's rates must be set on a cost-of-service basis by an authorized body and the rates must be charged to and collected from customers.

      As the generation portion of the utility industry moves toward competition, it is likely that generation rates will no longer be set on a cost-of-service basis. When that occurs, the generation portion of the business could be required to discontinue application of SFAS
71. The result of discontinuing application of SFAS 71 would be the removal of regulatory assets and liabilities from the balance sheet, and could include the recording of asset impairments. This result is because some of the costs or commitments incurred under a regulated pricing system might be impaired or not recovered in a competitive market. These costs are referred to as stranded costs.

      In the non-unanimous settlement agreement filed with the PUCT by Entergy Gulf States in March 2001 described above, the parties agreed that Entergy Gulf States will not implement a charge to recover stranded costs in Texas. A rider to recover nuclear decommissioning costs will be implemented. The PUCT approved the settlement in an interim written order issued in May 2001. In December 2001, the PUCT abated the proceeding until a date closer to opening the market to retail open access.

      Management believes that definitive outcomes have not yet been determined regarding the transition to competition in any of Entergy's jurisdictions. While Arkansas and Texas have enacted retail open access laws as described above, Entergy believes that significant issues remain to be addressed by Arkansas and Texas regulators, and the enacted laws do not provide sufficient detail to determine definitively the impact on Entergy Arkansas' and Entergy Gulf States' regulated operations. Resolution of the regulatory proceedings affecting the transition to competition of Entergy Gulf States' Texas generation business may require the discontinuance of the application of SFAS 71 accounting treatment to that business. Management does not expect a material adverse effect on Entergy's and Entergy Gulf States' results of operations if SFAS 71 accounting treatment for the Texas generation business is discontinued. Several uncertainties still exist in the transition to competition in Texas, including the effects of the settlement agreement that the PUCT approved that delays retail open access until at least September 15, 2002, and the effects of the ongoing proceedings in Texas. Therefore, the criteria under EITF 97-4 for discontinuing SFAS 71 treatment have not been met as of December 31, 2001.

Federal deregulation legislation

      Over  the  past  several  years, a  number  of  bills  have  been introduced in the United States Congress to deregulate the generation function of the electric power industry. The bills generally have provisions that would give retail consumers the ability to choose their own electric service provider. Entergy Corporation has supported some deregulation legislation in Congress that would lead to an orderly transition to competition and would also repeal PUHCA and PURPA.
Congressional sentiment appears to be against mandating retail competition by a certain date and in favor of clarifying state authority to order retail choice for consumers. Congress adjourned in 2001 without final action on a deregulation bill by a committee of the House or Senate, and has not taken any significant action on such a bill in its 2002 session thus far.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

State and Local Rate Regulation and Fuel-Cost Recovery

     The retail regulatory basis for setting rates for electric service is shifting in some jurisdictions from traditional, exclusively cost-of-service regulation to include performance-based elements. Performance-based formula rate plans are designed to reward increased efficiency and productivity, with utility shareholders and customers sharing in
the   benefits.    Entergy  Mississippi  and  Entergy  Louisiana   have
implemented performance-based rate plans, although Entergy Louisiana's formula rate plan expired at the end of 2001. Entergy plans to propose a statewide formula rate plan in Louisiana, which would include Entergy Louisiana and Entergy Gulf States.

      If a statewide formula rate plan is not adopted in Louisiana in 2002, Entergy Gulf States will have to file a cost-of-service rate case by mid-2002, and Entergy Louisiana may have to file a rate case in the same timeframe. These filings are required because Entergy Gulf States' annual earnings review requirement ceased after the 2001 filing, and Entergy Louisiana's formula rate plan expired with the 2001 filing. These cost-of-service rate cases would be in addition to the Entergy New Orleans case that is scheduled to be filed by mid-2002.

      In addition to their rate proceedings, the domestic utility companies' fuel costs recovered from customers are subject to regulatory scrutiny. This regulatory risk represents the domestic utility companies' largest potential exposure to price changes in the commodity markets.

      The domestic utility companies' retail and wholesale rate matters and proceedings, including fuel cost recovery- related issues, are discussed more thoroughly in Note 2 to the financial statements.

System Agreement Proceedings

      The System Agreement provides for the integrated planning, construction, and operation of Entergy's electric generation and transmission assets throughout the retail service territories of the domestic utility companies. Under the terms of the System Agreement, generating capacity and other power resources are shared among the domestic utility companies. The System Agreement provides that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for generating units fueled by oil or gas, including operating expenses, fixed charges on debt, dividend requirements on preferred and preference stock, and a fair rate of return on common equity investment. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the short companies are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

      The LPSC and the Council commenced a proceeding in 2001 at the FERC that requests amendments to the System Agreement, particularly in the area of production cost equalization. The LPSC and Council also allege that certain provisions of the System Agreement increase costs paid by the ratepayers in their jurisdictions. The APSC, MPSC, and Entergy have each opposed the relief sought by the LPSC and the Council. The LPSC also instituted a proceeding in 2001 to litigate several of the same issues. In the proceeding, the LPSC also questions whether Entergy Louisiana and Entergy Gulf States were prudent for not seeking changes to the System Agreement previously, so as to lower costs imposed upon their ratepayers and to increase costs imposed upon ratepayers of the other domestic utility companies. The domestic utility companies have challenged the propriety of the LPSC litigating these issues, and will oppose the relief sought by the LPSC staff. Nevertheless, the decisions in these proceedings could affect the rates charged to ratepayers by the individual domestic utility companies, and the timing and outcome of these proceedings cannot be predicted at this time.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

Industrial, Commercial, and Wholesale Customers

      Some of Entergy Gulf States' and Entergy Louisiana's large industrial and commercial customers continually explore ways to reduce their energy costs. In particular, cogeneration is an option available to a significant portion of Entergy Gulf States' and Entergy Louisiana's industrial customer base. Entergy responds by working with industrial and commercial customers and negotiating electric service contracts that provide service at rates lower than would otherwise be charged. Despite these actions, Entergy Gulf States and Entergy Louisiana each expect to lose large industrial customers to cogeneration by the end of 2002. Entergy Gulf States expects to lose two customers that accounted for approximately 1% of its net revenue in 2001. Entergy Louisiana expects to lose a customer that accounted for approximately 2% of its net revenue in 2001. In addition to working with its current customers, Entergy also continually participates in economic development activities that can increase industrial and commercial energy demand, from both current and new customers.

      Entergy also faces competition in making wholesale power sales. In 2001, Entergy Arkansas lost a contract with a municipal wholesale customer that accounted for approximately 2% of its 2001 net revenue. The current contract with this customer expires on June 30, 2002, at which time the customer will buy power from another supplier. Entergy Arkansas is aggressively pursuing other wholesale power sales opportunities, however, to offset the revenue loss resulting from the loss of this contract.

Attacks of September 11, 2001

      Since the attacks on New York and Washington, D.C. on September 11, 2001, security at Entergy's nuclear power plants has been at a heightened alert level. Entergy is working with the NRC and other government agencies on security at its nuclear sites. Based on current security plans, management does not expect a material effect on Entergy's financial statements to result from additional security measures that may be implemented at its nuclear sites. As the NRC, other governmental entities, and the industry continue to consider security issues, it is possible that more extensive security plans requiring higher-than-expected costs could be required.

Environmental Matters

      Entergy is subject to federal and state regulation regarding air and water quality and other environmental matters. The Clean Air Act amendments of 1990 established programs to control sulfur dioxide, nitrogen oxides, and hazardous air pollutant emissions (primarily mercury). The ozone non-attainment program for control of nitrogen oxides currently impacts Entergy Gulf States' operations in the Beaumont and Houston areas. Entergy expects to incur up to $54 million in capital costs through 2007 to comply with the program controls. In addition, Entergy Gulf States expects to spend up to $72 million in capital costs through 2005 if LDEQ-proposed controls for the Baton Rouge area are implemented.

      The United States Congress is considering a multi-pollutant approach to reauthorization of the Clean Air Act. In addition to the three types of emissions mentioned above, Congress is considering controls on carbon dioxide emissions. Entergy is committed to environmental compliance, and its high percentage of nuclear and natural gas capacity gives it an advantage when compared to the costs other utilities will face from potential environmental requirements. Furthering its commitment to reduce emissions, Entergy purchased 80 MW of wind-powered capacity in December 2001, and will consider additional investment in wind power.

Nuclear Matters

     Concerns continue to be expressed in public forums about the safety
of nuclear generation units and nuclear fuel.   These concerns have led
to various proposals being made to federal authorities as well as in some of the localities where Entergy owns nuclear power plants for legislative and regulatory changes that could lead to shut down of nuclear units, denial of life extension applications, unavailability of sites for spent nuclear fuel disposal, or other adverse effects on  nuclear generation.  Entergy currently  owns  9 nuclear  generation
units and has agreed to acquire a  tenth unit.   If any of these
proposals become effective, it may have a material adverse effect on the results of operations or financial condition of Entergy.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

Market Risks Disclosure

      Entergy is exposed to the following market risks (market risk is the risk of changes in the value of commodity and financial instruments, or in future operating results or cash flows, in response to changing market conditions):

     o the commodity price risk associated with its energy commodity services segment;
     o the foreign currency exchange rate risk associated with certain of its contractual obligations;
     o the interest rate risk associated with variable rate credit facilities in its energy commodity services segment; and
     o the interest rate and equity price risk associated with its investments in decommissioning trust funds.

In addition to these market risks, Entergy is also exposed to credit risk. Credit risk is risk of loss from nonperformance by suppliers, customers, or financial counter-parties to a contract or agreement. Where it is a significant consideration, counter-party credit risk is addressed in the discussions that follow.

Commodity Price Risk

Power Generation

      The sale of electricity from the power generation plants owned by Entergy's non-utility nuclear business and energy commodity services is subject to the fluctuation of market power prices. Entergy's non-
utility  nuclear  business has entered into power  purchase  agreements
(PPAs) to sell the power produced by its power plants at prices established in the PPAs. To the extent that a plant's output is not subject to a PPA, power sales would be subject to market fluctuations. Following is a summary of the amount of the Entergy non-utility nuclear business' capacity currently subject to PPAs. Entergy continues to pursue opportunities to extend the existing PPAs and to enter into new PPAs with other parties.

                                         Capacity subject to PPAs
                    Entergy's Capacity
Power Pool          in the Power Pool    2002   2003  2004  2005

New York ISO         2,775 MW            100%   100%   79%   0%
ISO New England        670 MW            100%   85%    85%  20%

In addition, Entergy will sell 100% of Vermont Yankee's output up to its rated capacity to Vermont Yankee Nuclear Power Corporation's current owner-utilities under a 10-year PPA executed in conjunction with the transaction, which management expects to close in the summer of 2002. The PPA includes an adjustment clause where the prices specified in the PPA will be adjusted downward annually, beginning in 2006, if power market prices drop below the PPA prices. Vermont Yankee is a part of ISO New England.

     Under the PPAs with NYPA for the output of power from Indian Point 3 and FitzPatrick, Entergy's non-utility nuclear business is obligated to produce at an average capacity factor of 85% with a financial true-up payment due to NYPA should NYPA's cost to purchase power due to an output shortfall be higher than the PPAs' price. These plants operated at 94% and 99% capacity factors, respectively, in 2001. The financial true-up obligation is guaranteed up to $20 million by an Entergy affiliate.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

       Energy commodity services enters into forward power sale agreements to hedge its exposure to market price fluctuations. The following represents the percentage of planned electricity output under physical or financial contract for energy commodity services' generation facilities as of December 31, 2001:

                               2002                  2003
                                   % under                 % under
                     Planned GWH  contract    Planned GWH contract
Peaking plants             303       81%           345       12%
Base load plants         8,089       62%        10,463       25%

      In many regions of the United States the spark spread, the difference between the price of electricity and the price of natural gas at certain conversion efficiencies, has declined significantly in 2001. The decline is adversely impacting the profitability of power projects selling into power markets on a spot or short-term basis. Energy commodity services actively manages its assets as an investment portfolio, and attempts to maximize flexibility to respond to different market environments. Active management of the portfolio by energy commodity services is expected to result in: the commercial operation of projects by energy commodity services; the sale of projects at various stages in their planning, development, or operation; or the abandonment of projects. Entergy continually monitors industry trends in order to determine whether asset impairments or other losses could result from a decline in value, or cancellation, of merchant power projects and the related turbines, and records provisions for impairments and losses accordingly.

Marketing and Trading

     The earnings of Entergy's energy commodity services segment are exposed to commodity price market risks through Entergy's 50%-owned, unconsolidated investment in Entergy-Koch, energy-related derivative commodity and financial instruments held by certain consolidated subsidiaries, and Entergy's consolidated power marketing and trading business in 2000, which was contributed to Entergy-Koch in January 2001.

     Entergy-Koch Trading (EKT) and Entergy use VAR models as one measure of the market risk of a loss in fair value for EKT's natural gas and power trading portfolio and energy commodity services' mark-to-market portfolio. VAR acts in conjunction with stress testing, position reporting, and profit and loss reporting in order to measure and control the risk inherent in these portfolios. The primary use of VAR is to provide a benchmark for market risk contained in these portfolios. VAR does not function as a comprehensive measure of all risks in the portfolios.

     EKT's and Entergy's calculations of VAR exposure represent an estimate of reasonably possible net losses that would be recognized on portfolios of commodities and derivative financial instruments, assuming hypothetical movements in prices. VAR does not represent the maximum possible loss, because actual future gains and losses will differ from those estimated based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

EKT

     To manage its portfolio, EKT enters into various derivative and contractual transactions in accordance with the policy approved by the trading committee of the governing board of its general partner. The trading portfolio consists of physical and financial natural gas and power as well as other energy and weather-related contracts. These contracts take many forms, including futures, forwards, swaps, and options.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

     EKT estimates its VAR using a model based on J.P. Morgan's Risk Metrics methodology combined with a Monte Carlo simulation approach. EKT estimates its daily VAR for natural gas and power using a 97.5% confidence level. EKT's daily VAR is a measure that indicates that, if prices moved against the positions, the loss in neutralizing the portfolio would not be expected to exceed the calculated VAR. EKT seeks to limit the daily VAR on any given day to a certain dollar amount approved by the trading committee. EKT's daily VAR for natural gas at December 31, 2001 was $4 million, with an average of $3 million for the year, and its daily VAR for power at December 31, 2001 was $2 million, with an average of $1 million for the year.

     For all derivative and contractual transactions, EKT is exposed to losses in the event of nonperformance by counter-parties to these transactions. EKT's operations are primarily concentrated in the energy industry. Its trade receivables and other financial instruments are predominantly with energy, utility, and financial services related companies, as well as other trading companies in the United States, UK, and Western Europe. EKT maintains credit policies, which its management believes minimize overall credit risk. Prospective and existing customers are reviewed for creditworthiness based upon pre-established standards, with customers not meeting minimum standards providing various requisite secured payment terms, including the posting of cash collateral. EKT also has master netting agreements in place that allow EKT to offset gains and losses arising from derivative instruments that may be settled in cash and/or gains and losses arising from derivative instruments that may be settled with the underlying physical commodity. EKT's policy is to have such master netting agreements in place with significant counter-parties. Based on EKT's policies, risk exposures, and valuation adjustments related to credit, EKT does not anticipate a material adverse effect on its financial position as a result of counter-party nonperformance.

Other Marketing and Trading

      The energy commodity services segment's VAR methodology for its derivative instruments, and for its consolidated power marketing and trading business in 2000, uses a variance/covariance approach to the measurement of market risk. The variance/covariance approach assumes that prices follow a "random-walk" process in which prices are lognormally distributed. This approach requires the following inputs:

  o a test with a 97.5% confidence interval that measures the probability of loss; and
  o a cross-product correlation matrix that measures the tendency of different basis products to move together.

Energy commodity services' consolidated subsidiaries VAR for its mark-to-market derivative instruments was approximately $7.3 million as of December 31, 2001. Management excludes the long-term gas supply contract for its UK power plant from this VAR computation due to its size and length. Management estimates that a 10% change in UK gas prices would result in approximately a $7.7 million change in net income due to mark-to-market accounting for this contract.

     Power marketing and trading's VAR was approximately $3 million as of December 31, 2000.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

Mark-to-market accounting

     As required by generally accepted accounting principles, Entergy and Entergy-Koch mark-to-market commodity instruments held by them for trading and risk management purposes that are considered derivatives under SFAS 133 or energy trading contracts under EITF 98-10. Conversely, commodity contracts that are not considered derivatives or energy trading contracts, generally because they involve physical delivery of a commodity to the purchaser, are not marked to market. Examples of commodity instruments that are marked to market include:

     o commodity options, swaps, and forwards that are expected to be net settled;
     o power sales agreements that do not involve delivery of power from Entergy's power plants; and
     o fuel supply contracts with volumetric optionality.

Examples of commodity contracts that are not marked to market include:

     o the PPAs for Entergy's domestic non-utility nuclear plants;
     o capacity purchases and sales by the domestic utility companies;
       and
     o forward contracts that will result in physical delivery.

     Fair value estimates of the commodity instruments that are marked to market are made at discrete points in time based on relevant market
information.     Market  quotes  are used  in  determining  fair  value
whenever  they  are  available.  When market quotes are  not  available
(e.g.,  in  the  case  of  a  long-dated  commodity  contract),   other
information  is  used,  including  transactional  data  and  internally
developed   models.   Fair  value  estimates  based  on   these   other
methodologies  are  necessarily  subjective  in  nature   and   involve
uncertainties and matters of significant judgment. Therefore, actual results may differ from these estimates. Following are the net mark-to-market assets and the period within which the assets would be realized in cash if they are held to maturity and market prices are unchanged:

                                    Net mark-to-
                                  market asset at    Cumulative cash realization
                                   Dec. 31, 2001               period
                                                     2002       2003     2004-2005
Entergy consolidated subsidiaries    $41 million      55%        98%       100%
Entergy-Koch                        $107 million      10%        83%       100%

Foreign Currency Exchange Rate Risk

      System Fuels and Entergy's domestic non-utility nuclear business entered into foreign currency forward contracts to hedge the Euro-
denominated  payments  due  under  certain  purchase  contracts.    The
notional amounts of the foreign currency forward contracts are 61.3 million Euro ($54.5 million) and the forward currency rates range from ..8690 to .8981. The maturities of these forward contracts depend on the purchase contract payment dates and range in time from June 2002 to February 2004. The mark-to-market valuation of the forward contracts at December 31, 2001 was a net liability of $0.4 million. The counter-party banks obligated on these agreements are rated by Standard and Poor's Rating Services at AA on their senior debt obligations as of December 31, 2001.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS

Interest Rate Risk - Debt

      Entergy uses interest rate swaps to reduce the impact of interest rate changes on the Damhead Creek variable-rate credit facilities. Under the interest rate swap agreements, Entergy receives floating-rate interest payments and pays fixed-rate interest rate payments over the life of the agreements. The floating-rate interest that Entergy receives is approximately equal to the interest it must pay on the variable-rate credit facilities. Therefore, through the use of the swap agreements, Entergy effectively achieves a fixed rate of interest on the credit facilities. The following details information about the interest rate swaps as of December 31, 2001:

                                   Average
               Notional Amount      Fixed   Maturity  Fair value
                                  Pay Rate

Damhead Creek  BPS275.8 million     6.52%     2010    BPS15.9 million
               ($396.8 million)                       liability ($22.9
                                                      million)

The counter-party banks obligated on these interest swaps are rated by Standard & Poor's Rating Services at AA- or higher on their senior debt obligations.

Interest Rate and Equity Price Risk - Decommissioning Trust Funds

      Entergy's nuclear decommissioning trust funds expose it to fluctuations in equity prices and interest rates. The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf 1, Pilgrim, and Indian Point 1 and 2 (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and Fitzpatrick). The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents. Management believes that its exposure to market fluctuations will not affect results of operations for the ANO, River Bend, Grand Gulf 1, and Waterford 3 trust funds because of the application of regulatory accounting principles. The Pilgrim and Indian Point 1 and 2 trust funds collectively hold approximately $542 million of fixed-rate, fixed-income securities as of December 31, 2001. These securities have an average coupon rate of approximately 6.8%, an average duration of approximately 5.4 years, and an average maturity of approximately 8.3 years. The Pilgrim and Indian Point 1 and 2 trust funds also collectively hold equity securities worth approximately $272 million as of December 31, 2001. These securities are held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index. The decommissioning trust funds are discussed more thoroughly in Notes 1 and 9 to the financial statements.

Litigation Environment

      The four states in which the domestic utility companies operate, in particular Louisiana, Mississippi, and Texas, have proven to be unusually litigious environments. Judges and juries in Louisiana, Mississippi, and Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy uses legal and appropriate means to contest litigation threatened or filed against it, but the litigation environment in these states poses a significant business risk.

New Accounting Pronouncements

     The FASB issued several new accounting pronouncements in mid-2001. See Note 1 to the financial statements for a discussion of the expected effects of these pronouncements on Entergy.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operations

      Net cash flow provided by operating activities for Entergy, the domestic utility companies, and System Energy for the years ended December 31, 2001, 2000, and 1999 was:

                                 2001        2000       1999
                                         (In Millions)

           Entergy              $2,215.5    $1,967.8   $1,389.0
           Entergy Arkansas     $  413.2    $  421.6   $  352.6
           Entergy Gulf States  $  338.5    $  403.9   $  387.6
           Entergy Louisiana    $  430.5    $  270.4   $  410.4
           Entergy Mississippi  $  178.1    $  182.3   $  142.4
           Entergy New Orleans  $   77.7    $   30.5   $   60.2
           System Energy        $  165.9    $  395.6   $  102.8


      Entergy's consolidated net cash flow provided by operating activities increased in 2001 primarily due to:

     o an increase, after eliminating the effect of money pool activity, of $432 million in cash provided by the parent company, Entergy Corporation, primarily due to decreased income taxes paid resulting from book and tax income timing differences and the receipt of a federal tax refund associated primarily with deductions for 2000 ice storm costs, partially offset by increased interest expense and the payment of FPL merger-related costs; and
     o an increase of $171 million in cash provided by the domestic non-utility nuclear business, primarily from the operation of the FitzPatrick and Indian Point 3 plants purchased in the fourth quarter of 2000 and the Indian Point 2 plant purchased in the third quarter of 2001.

      These increases were partially offset by a decrease, after eliminating the effect of money pool activity, of $129 million in cash provided by the domestic utility companies and System Energy and net cash used of $128 million in 2001 compared to net cash provided of $64.3 million in 2000 by the energy commodity services segment. The energy commodity services segment includes the EWO business and the Entergy-Koch joint venture. In 2001, EWO used $73 million of net cash in operating activities; in 2000, EWO provided $37 million of operating cash flow. This fluctuation is primarily due to a net loss, excluding the gain on the sale of the Saltend plant, generated in 2001 compared with net income generated in 2000. Entergy's investment in Entergy-
Koch used $55 million of net cash in operating activities in 2001 compared with power marketing and trading providing $27 million of operating cash flow in 2000. This fluctuation is primarily because, although income from this activity is higher in 2001, Entergy has not received dividends from Entergy-Koch, as the joint venture is currently retaining capital for trading opportunities.

      Entergy Louisiana made a tax accounting election in 2001 that is expected to provide a cash flow benefit in 2002 through 2005. For the years 2006 through 2031, this benefit is expected to reverse, resulting in increased tax payments. The amount of the benefits in 2002 through 2005 will vary, depending on market prices of power, but it is likely to be substantial.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

      Money pool activity also affected the operating cash flows of the domestic utility companies and System Energy. The following represents the domestic utility companies and System Energy's receivables from and (payables) to the money pool as of December 31 for each of the years presented below. An increase in a company's (payable) to the money pool increases the operating cash flow of that company. An increased in a company's receivable from the money pool decreases the operating cash flow of that company.

         Company            2001         2000         1999
                                     (In Millions)

   Entergy Arkansas         $23.8      ($30.7)       ($40.6)
   Entergy Gulf States      $27.7       $23.4        ($36.1)
   Entergy Louisiana         $3.8       $22.9        ($91.5)
   Entergy Mississippi      $11.5      ($33.3)       ($50.0)
   Entergy New Orleans       $9.2       ($5.7)        ($9.6)
   System Energy            $13.9      $155.3        $234.2

See Note 4 to the financial statements for a description of the money pool.

      The reduction in System Energy's net cash provided by operating activities in 2001 was caused by its payment of a refund to the four domestic utility companies that buy power from Grand Gulf 1. In the third quarter of 2001, System Energy's 1995 rate proceeding became final. System Energy refunded a total of $530.7 million in December 2001 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. A total of $108.4 million will in turn be refunded to the customers of these domestic utility companies in early 2002. Refunds to customers will be lower than the amounts received from System Energy because the utility companies did not pass through to customers all of System Energy's proposed rate increase. The refunds from System Energy and the amounts due customers are as follows:

                             System Energy     Refund due
                                 refund         customers
                                      (In Millions)
         Entergy Arkansas        $191.1           $53.7
         Entergy Louisiana        $74.3           $ 6.2
         Entergy Mississippi     $175.1           $14.8
         Entergy New Orleans      $90.2           $33.6

See Note 2 to the financial statements for additional discussion of the rate proceeding and refunds.

     Entergy's consolidated cash flow from operations increased in 2000 primarily due to the domestic utility companies and System Energy providing an additional $277.5 million and the competitive businesses providing an additional $223.7 million to operating cash flows for the year ended December 31, 2000.

     Fuel cost recovery activity in 2000 significantly affected the operating cash flows for the domestic utility companies. Historically high natural gas and purchased power costs in 2000 caused the domestic utility companies' fuel payments to increase significantly during the
year.   In  the case of Entergy Arkansas, the Texas portion of  Entergy
Gulf States, and Entergy Mississippi, the 2000 under-recoveries have been treated as regulatory investments in the cash flow statements because those companies are allowed by their regulatory jurisdictions to recover the fuel costs accumulated in 2000 over longer than a twelve-month period, and are earning a return on the under-recovered balances.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

     Entergy Arkansas' and Entergy Gulf States' operating cash flows were also affected by increases in their net income for the year ended December 31, 2000. The increase in operating cash flow for Entergy Gulf States was partially offset by the increased use of cash for fuel costs related to the Louisiana jurisdiction and refunds of $83 million paid to Louisiana customers during the third quarter of 2000 as a result of earnings reviews settled with the LPSC, as discussed further in Note 2 to the financial statements. The decrease in operating cash flow for Entergy Louisiana and Entergy New Orleans was partially caused by the increased use of cash related to fuel costs in 2000.

      The increase in operating cash flow in 2000 for the competitive businesses is attributable to the following:

     o the operations of Pilgrim, Indian Point 3, and FitzPatrick that primarily caused an increase of $73.9 million in operating cash flow from the domestic non-utility nuclear business; and
     o net income generated by and improved operations in the power marketing and trading and power development businesses in 2000, which resulted in an additional $40.2 million and $91.0 million of operating cash flow, respectively, compared with net losses from their operations in 1999.

Pilgrim was purchased in July 1999 and provided operating cash flow for all of 2000 compared with only six months in 1999. Indian Point 3 and FitzPatrick were purchased in November 2000 and provided operating cash flow for two months in 2000.

Investing Activities

     Net cash used in investing activities increased in 2001 primarily due to:

     o approximately $600 million paid to acquire the Indian Point 2 nuclear plant in the third quarter of 2001;
     o cash contributions of approximately $414 million made in the formation of Entergy-Koch;
     o investments used as collateral for letters of credit by the domestic non-utility nuclear business discussed below in "Uses of Capital - Domestic Non-Utility Nuclear"; and
     o the maturity of other temporary investments in 2000 and additional temporary investments made in 2001.

     The following factors partially offset the overall increase in cash used in investing activities for 2001:

     o receipt of approximately $810 million in proceeds from the sale of the Saltend plant to Calpine Corporation in August 2001;
     o decreased construction expenditures due to completion of construction of the Saltend and Damhead Creek plants;
     o decreased payments by EWO for turbines in 2001, discussed below in "Uses of Capital - Energy Commodity Services"; and
     o decreased under-recovery of deferred fuel costs incurred  at certain of the domestic utility companies. Entergy Arkansas, the Texas portion of Entergy Gulf States, and Entergy Mississippi for 2000 only, have treated these costs as regulatory investments because these companies are allowed by their regulatory jurisdictions to recover the accumulated fuel cost regulatory asset over longer than a twelve-month
       period.   Entergy Mississippi's fuel recovery mechanism  changed
       effective January 2001, and Entergy Mississippi's fuel cost under-recoveries incurred after that date are being recovered over less than a twelve-month period. The companies will earn a return on the under-recovered balances.

     Net cash used in investing activities increased for 2000 due to increased construction expenditures, decreased proceeds from sales of businesses, decreased net proceeds from maturities of notes receivable, and higher fuel costs.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

     The increased construction expenditures were primarily due to:

     o spending on customer service and reliability improvements by the domestic utility companies;
     o costs incurred related to the December 2000 ice storms, primarily at Entergy Arkansas; and
     o costs incurred for replacement of the steam generators at ANO 2.

      The following items also contributed to the overall increase in cash used in 2000:

     o the maturity of notes receivable in August 1999 when only a portion of the proceeds were reinvested in other temporary investments;
     o payments made by Entergy's power development business in 2000 for turbines; and
     o the under-recovery of deferred fuel costs incurred in 2000 at certain of the domestic utility companies due to significantly higher market prices of fuel and purchased power expenses.

Partially offsetting the overall increase in cash used is the maturity of other temporary investments and proceeds from the sale of the Freestone power project in 2000.

Financing Activities

     Financing activities used cash in 2001 compared to providing a small amount of cash in 2000 primarily due to:

     o the $555 million retirement of the Saltend credit facility in August 2001 when the plant was sold;
     o a higher amount of debt issued by the domestic utility companies in 2000 than in 2001;
     o no additional borrowings in 2001 under the Saltend and Damhead
       Creek credit facilities due to the completion of the construction of the plants in 2000; and
     o a reduction in the amount of debt outstanding on the Entergy Corporation credit facility.

     Partially offsetting the increase in cash used in 2001 were the following:

     o decreased repurchases of Entergy common stock in 2001; and
     o the redemption of Entergy Gulf States' preference stock in 2000.

     Financing activities provided cash for 2000 primarily due to:

     o new long-term debt issuances by each of the domestic utility companies; and
     o increased borrowings under the Entergy Corporation credit facility.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

     Partially offsetting the overall cash provided were the following in 2000:

     o increased repurchases of Entergy Corporation common stock;
     o redemption of Entergy Gulf States' preference stock; and
     o decreased borrowings under the credit facilities for the construction of the Saltend and Damhead Creek power projects by Entergy's power development business.

Capital Resources

Uses of Capital

     Entergy requires capital resources for:

     o construction and other capital investments;
     o debt and preferred stock maturities;
     o working capital purposes, including the financing of fuel and purchased power costs;
     o dividend and interest payments; and
     o common stock repurchases.

     Following are the amounts of Entergy's planned construction and other capital investments, existing debt and lease obligations, and other purchase obligations (the domestic utility companies and System Energy present this information in their "Selected Financial Data - Five-Year Comparison," which follow their respective financial statements):

                                        2002      2003       2004      After
                                                                        2004
                                                   (In Millions)
Planned construction and capital        $1,731   $1,352    $1,225         N/A
  investment
Long-term debt maturities                 $683   $1,170      $899      $5,252
Short-term facility maturities (1)        $350      N/A       N/A         N/A
Capital and operating lease               $102      $88       $85        $180
  payments(2)
Unconditional fuel and purchased          $424     $379      $385      $5,453
  power obligations(3)
Nuclear fuel lease obligations (2)(4)     $138     $129       N/A         N/A

  (1) These 364-day credit facilities are discussed below under "Sources of Capital."
  (2) Lease obligations are discussed in Note 10 to the financial statements.
  (3) Unconditional fuel and purchased power obligations are discussed in Note 9 to the financial statements under "Fuel Purchase Agreements" and "Power Purchase Agreements."
  (4) It is expected that additional financing under these leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

In addition to the capital spending plans and contractual commitments, Entergy has guarantees of unconsolidated obligations outstanding as of December 31, 2001 as follows:

                               Total
                               Amounts
                             Committed    Amount of Commitment Expiration per Period
                                          2002-2003      2004-2006     Beyond 2006
Guarantees of
unconsolidated obligations  $617 million $40 million  $542 million   $35 million


These guarantees of unconsolidated obligations are discussed further in the section below titled "Off Balance Sheet and Equity Method Investee Debt, Guarantees of Unconsolidated Obligations, and Lease Obligations."

      The planned capital investment estimate includes $2.8 billion in spending by the domestic utility companies and System Energy, $0.8 billion in spending by energy commodity services, and $0.7 billion in spending by the domestic non-utility nuclear business. This plan reflects capital required to support existing businesses and Board-approved investments. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, business opportunities, market volatility, economic trends, business restructuring, and the ability to access capital. Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Notes 5, 6, 7, and 9 to the financial statements.

      The domestic utility companies and System Energy will focus their planned spending on projects that will support continued reliability improvements and customer growth. Following is a discussion, by business segment, of potential significant uses of capital by Entergy.

Entergy Corporation

      Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of Entergy common stock dividends based upon Entergy's earnings and financial strength. At its October 2001 meeting, the Board increased Entergy's quarterly dividend per share by 5%, to $0.33. In 2001, Entergy Corporation paid $269.1 million in cash dividends on its common stock. Dividend restrictions are discussed in Note 8 to the financial statements.

     Management is also actively considering a share repurchase program and expects to reach a decision sometime in 2002.

Domestic Non-Utility Nuclear

      The domestic non-utility nuclear business will focus its planned spending on routine construction projects and nuclear fuel purchases for owned plants, power uprates for those plants, and on the anticipated purchase of the Vermont Yankee nuclear power plant. In August 2001, Entergy's domestic non-utility nuclear business agreed to purchase the 510 MW Vermont Yankee Nuclear Power Plant in Vernon, Vermont, from Vermont Yankee Nuclear Power Corporation for $180 million, to be paid in cash upon closing. Management expects to close the transaction in the summer of 2002, pending the approvals of the NRC, the Public Service Board of Vermont, and other regulatory agencies.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

     In connection with the acquisition of FitzPatrick and Indian Point 3 in 2000, the installment payments due by Entergy to NYPA must be secured by a letter of credit from an eligible financial institution. On November 21, 2000, upon closing the acquisition of the NYPA plants, Entergy delivered a $577 million letter of credit, with NYPA as beneficiary. The letter of credit was backed by cash collateral, and this cash is reflected in the consolidated balance sheet at December 31, 2000, as "Special deposits." In January 2001, Entergy replaced $440 million of the cash collateral with an Entergy Corporation guarantee. Most of the cash released by this guarantee was used to fund Entergy's contributions to the Entergy-Koch joint venture. In June 2001, Entergy Corporation obtained new letters of credit totaling $577 million, which replaced the letter of credit initially provided to NYPA. The new letters of credit are partially backed by an Entergy Corporation guarantee and partially backed by $272 million of cash collateral. The cash collateral is included in "Other" in the Other Property and Investments section of the consolidated balance sheet at December 31, 2001.

Energy Commodity Services

     Energy commodity services will focus its planned spending on merchant power plant projects currently under construction, including the purchase of some of the gas turbines scheduled for delivery in 2002 through 2004 under an option to purchase obtained from General Electric Company that is discussed below. The estimate does not include potential acquisitions of assets that may be offered for sale by third parties or additional capital investment in Entergy-Koch, which is an unconsolidated equity investment. Entergy is obligated to make a $73 million cash contribution to Entergy-Koch in January 2004.

       Entergy's energy commodity services segment is currently constructing the following projects. The Crete Project, a 320 MW simple cycle gas turbine merchant power plant in Crete, Illinois, is anticipated to be operational in June 2002. Entergy will own approximately 160 MW of the capacity of the Crete plant, with the remainder owned by DTE Energy. During 2000, construction began on the RS Cogen Project, a 425 MW combined-cycle gas turbine power plant in Lake Charles, Louisiana. Entergy will own approximately 212 MW, with the remainder owned by PPG Industries. RS Cogen is expected to begin operation in 2002. Construction also began in 2001 on the Northeast Texas Electric Cooperative Project, a 550 MW combined-cycle gas turbine power plant in Harrison County, Texas. Entergy will own approximately 385 MW once construction is completed and operation has begun (currently projected to be June 2003), with Northeast Texas Electric Cooperative, Inc. owning the remainder.

     The power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric Company. The rights and obligations under the contracts for 22 of the turbines were sold to an independent special purpose entity in May 2001. In conjunction with Entergy's obligations related to this sale, Entergy retained certain rights to reacquire turbines or to cancel the construction of turbines. Thus far, EWO has placed 17 of the originally planned 36 turbines at sites that are either operating, under construction, or sold. In addition, as allowed by the May 2001 sale agreement, cancellation of four turbines is pending. If EWO were to decide to cancel the remaining turbines subject to the May 2001 sale agreement, its maximum projected exposure would be approximately $250 million. This exposure, however, does not take into account EWO's ongoing efforts to develop sites for the turbines. Entergy continually monitors its obligations under this arrangement and provides for potential losses (e.g., as a result of turbine cancellations) when the losses become likely. EWO will continue to actively manage its assets as an investment portfolio, and attempt to maximize flexibility to respond to different market environments. Active management of the portfolio by EWO is expected to result in: the commercial operation of projects by EWO; the sale of projects at various stages in their planning, development, or operation; or the abandonment of projects.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

PUHCA Restrictions on Uses of Capital

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. As authorized by the SEC, Entergy is allowed to invest an amount equal to 100% of its average consolidated retained earnings in domestic and foreign generation businesses. As of December 31, 2001, Entergy's investments subject to this rule totaled $1.64 billion constituting 46.6% of its average consolidated retained earnings.

      Entergy's ability to guarantee obligations of its non-utility subsidiaries is also limited by SEC regulations under PUHCA. In August 2000, the SEC issued an order, effective through December 31, 2005, that allows Entergy to issue up to $2 billion of guarantees to its non-utility companies.

      Under PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in "energy-related" businesses without specific SEC approval. Entergy has made investments in energy-related businesses, including power marketing and trading. Entergy's available capacity to make additional investments at December 31, 2001 was approximately $1.7 billion.

Sources of Capital

     Entergy's sources to meet its capital requirements include:

     o internally generated funds, which have been the source of the majority of Entergy's capital;
     o cash on hand ($750 million as of December 31, 2001) and other temporary investments ($150 million as of December 31, 2001);
     o debt issuances;
     o bank financing under new or existing facilities; and
     o sales of assets.

     The majority of Entergy's internally generated funds come from the domestic utility segment. Circumstances such as unusual weather patterns, unusual price fluctuations, and unanticipated expenses, including unscheduled plant outages, could affect the level of internally generated funds in the future.

      Each of the domestic utility companies issued debt in 2001, with the exception of Entergy Louisiana. The net proceeds of these issuances were used for general corporate purposes, including capital expenditures and the retirement of short-term indebtedness incurred for working capital and other purposes. The domestic utility companies and System Energy expect to continue refinancing or redeeming higher-cost debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

      In  December  2001, Entergy indirectly acquired  the  controlling interest in the Top of Iowa Wind Farm, an 80 MW wind generation facility. An Entergy subsidiary in the energy commodity services segment financed the acquisition of its interest in the wind farm through a $95 million credit facility that is backed by an Entergy Corporation guarantee. As of December 31, 2001, $78.5 million had been drawn on the facility. The facility is a bridge loan that matures January 19, 2003. The interest margins and commitment fees under the credit facility vary based on the rating of the second-lowest credit rating for senior secured long-term debt of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana and Entergy Mississippi. Entergy is not in default under the credit facility if a minimum credit rating is not maintained. The Entergy guarantee does not require the posting of alternative credit support or cash collateral if a minimum credit rating is not maintained.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

      In 2000, long-term debt on Entergy's balance sheet was increased by approximately $750 million by the issuance of notes payable to NYPA in the Indian Point 3 and FitzPatrick acquisition. Also in 2000, the power development business increased its borrowings under the Damhead Creek credit facility by approximately $164 million to finance construction of the plant. Damhead Creek commenced commercial operation in 2001. The Damhead Creek credit facility requires that the annual debt service coverage ratio be at least 1.05 to 1 for the previous 12 months at semi-annual dates commencing with June 30, 2002. Given the low electricity prices currently affecting the UK market, Damhead Creek may not meet the annual debt service coverage ratio test in respect of the 12 months to June 30, 2002, which could trigger an event of default. In the event the annual debt service coverage ratio is deficient at June 30, 2002, the power development business will seek a waiver of the default from the lenders. There is no requirement for EPDC to make capital contributions or provide credit support to Damhead Creek following the occurrence of an event of default. Note 7 to the financial statements more thoroughly discusses long-term debt.

      All debt and common and preferred stock issuances by the domestic utility companies and System Energy require prior regulatory approval. Preferred stock and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. As shown in the earnings ratios in Item 1 of this Form 10-K, Entergy New Orleans' earnings for the year ended December 31, 2001 were not adequate to cover its fixed charges. Under its mortgage covenants, Entergy New Orleans does not have the capacity to issue new secured debt. Management does not have plans to issue new secured debt at Entergy New Orleans through at least 2002, however, and believes that its short-term and unsecured borrowing capacity will be sufficient for its foreseeable capital needs. Under restrictions contained in its articles of incorporation, Entergy New Orleans could issue approximately $38 million of new unsecured debt as of December 31, 2001.

     Short-term borrowings by the domestic utility companies and System Energy, including borrowings under the money pool, are limited to amounts authorized by the SEC. Under the SEC order authorizing the short-term borrowing limits, the domestic operating companies cannot incur new short-term indebtedness if the issuer's equity would comprise less than 30% of its capital. In addition, this order restricts Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, or System Energy from issuing long-term debt unless that debt will be rated as investment grade. See Note 4 to the financial statements for further discussion of Entergy's short-term borrowing limits.

     Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

                                           Amount of       Amount Drawn
       Company            Expiration        Facility        as of Dec.
                             Date                            31, 2001

Entergy Corporation      May 2002        $1.375 billion    $350 million
Entergy Arkansas         May 2002         $63 million           -
Entergy Louisiana        January 2003     $15 million           -
Entergy Mississippi      May 2002         $25 million           -

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES


Entergy Corporation has used borrowings from its facility for general corporate purposes and to make additional investments in competitive businesses, including the purchase of Indian Point 2 from Consolidated Edison in September 2001. Entergy Corporation's facility requires Entergy to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy's debt ratio exceeds this limit, or if Entergy or the domestic utility companies default on other credit facilities or are in bankruptcy or insolvency proceedings, an acceleration of the facility's maturity may occur.

Off Balance Sheet and Equity Method Investee Debt, Guarantees of Unconsolidated Obligations, and Lease Obligations

      Entergy has an off balance sheet financing arrangement to finance EWO's turbine acquisition program, and the debt of its equity method investees is not consolidated in Entergy's financial statements, according to generally accepted accounting principles. The equity method investees are discussed more thoroughly in Note 13 to the financial statements. Entergy also has guarantees outstanding, which are discussed below, in support of unconsolidated obligations. In addition, Entergy has operating lease obligations that are not reflected as liabilities in the financial statements, according to generally accepted accounting principles. The operating leases are discussed more thoroughly in Note 10 to the financial statements.

      In order to provide a source of financing for EWO's turbine acquisition program, an Entergy subsidiary (EPDC) sold its rights and obligations under certain of its turbine acquisition contracts with General Electric Company to an independent special-purpose entity in May 2001. The special-purpose entity was formed through equity contributions from an unrelated third party. The rights to 22 turbines were included in the sale. As discussed above in "Uses of Capital," cancellation of four of these turbines is pending, and three others have been committed to a site under construction. Construction of some of the turbines had begun at the time of the sale, and the sale price of approximately $150 million corresponded to the amount that EPDC had invested in the turbines that were under construction at that time. The purchaser obtained a revolving financing facility of up to $450 million for the construction and acquisition of turbines. EPDC has certain rights to reacquire the turbines from the purchaser, whether pursuant to an interim lease commencing when a turbine is ready for shipment or pursuant to certain purchase rights. The methodology for calculation of the lease payments and purchase price for each turbine have been established pursuant to various agreements between EPDC,
the purchaser, and  the  purchaser's lenders.   If EPDC does not take
title to the turbines prior to certain specified dates, the purchaser has certain rights to sell the turbines and EPDC may be held liable for specific defined shortfalls, if any. If Entergy were to consolidate the special-purpose entity as of December 31, 2001,
its net debt ratio would increase  from  49.7%  to 50.5%.   Certain
EPDC obligations under these agreements are backed by an Entergy Corporation guarantee of up to $309 million as of December
31, 2001, including $84 million related to the Harrison County project currently under construction. In addition, if Entergy Corporation's debt is rated by two rating agencies (Entergy Corporation currently does not have debt issued that is rated) and if one rating falls below investment grade, or if two or more of its significant subsidiaries have their credit ratings downgraded to below investment grade, Entergy will have to put up cash collateral. As of December 31, 2001, Entergy would have to post up to $258 million as collateral in the event of such downgrades, including $59 million related to the Harrison County project.

     Two of Entergy's unconsolidated 50/50 joint ventures, Entergy-Koch and RS Cogen, have obtained long-term financing. As of December 31, 2001, 50% of the debt financing outstanding for those two entities was $347 million. Two of the contracts transferred to Entergy-Koch by Entergy's power marketing and trading business were backed by Entergy Corporation guarantees authorized in the amount of $45 million at December 31, 2001. RS Cogen is currently in the construction phase, and Entergy's $30 million equity commitment has not been funded. This commitment is secured by an Entergy Corporation guarantee, which will terminate when Entergy makes its equity contribution upon completion of construction. Entergy has also supported the RS Cogen project by causing a subsidiary to enter into a power toll processing agreement
(PTPA) with RS Cogen. The PTPA provides for a 20-year term, dedicates 50% of RS Cogen's conversion capacity to the Entergy subsidiary and obligates the Entergy subsidiary to pay a monthly capacity charge.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

      In August 2001, EntergyShaw entered into a turnkey construction agreement with an Entergy subsidiary, Entergy Power Ventures, L.P.
(EPV), and with Northeast Texas Electric Cooperative, Inc. (NTEC), providing for the construction by EntergyShaw of a 550 MW electric generating station to be located in Harrison County, Texas. Entergy has guaranteed the obligations of EntergyShaw to construct the plant, which will be 70% owned by EPV. Entergy's maximum liability on the guarantee is $232.5 million.

Entergy Corporation and System Energy

       Pursuant  to  an  agreement  with  certain  creditors,   Entergy
Corporation has agreed to supply System Energy with sufficient capital to:

     o maintain System Energy's equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);
     o permit the continued commercial operation of Grand Gulf 1;
     o pay in full all System Energy indebtedness for borrowed money when due; and
     o enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy's rights in the agreement as security for the specific debt.

      The Capital Funds Agreement and other Grand Gulf 1-related agreements are more thoroughly discussed in Note 9 to the financial statements.

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Entergy Corporation:

We have audited the accompanying consolidated balance sheets of Entergy Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, of retained earnings, comprehensive income, and paid-in capital and of cash flows (pages 86 through 91 and pages 161 through 227) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments in 2001.




DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 31, 2002

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

      Entergy's consolidated earnings applicable to common stock were $726.2 million and $679.3 million for the years ended December 31, 2001 and 2000, respectively. The changes in earnings applicable to common stock by operating segments for 2001 and 2000 as compared to the prior year are as follows:

                                                                      Increase/(Decrease)
                     Operating Segments                             2001                2000
                                                                        (In Thousands)
Domestic Utility and System Energy                                ($36,399)             $75,684
Domestic Non-Utility Nuclear                                        78,722               33,453
Energy Commodity Services (primarily EWO and Entergy-Koch)          51,031               94,848
Other, including parent company                                    (46,452)             (77,150)
                                                                   -------             --------
  Total                                                            $46,902             $126,835
                                                                   =======             ========
Increases in earnings per average common share for Entergy:
  Basic                                                                10%                  33%
  Diluted                                                               9%                  32%

      Entergy's income before taxes is discussed according to the operating segments listed above. See Note 12 to the financial statements for further discussion of Entergy's operating segments and their financial results in 2001, 2000, and 1999. In addition to the matters discussed below, Entergy's share repurchase program contributed to the increases in earnings per share in both 2001 and 2000 by decreasing the weighted average number of shares outstanding. Also, as noted below under Energy Commodity Services, the cumulative effect of $23.5 million (net of tax) of an accounting change made in the fourth quarter of 2001 contributed to the increase in net income.

      Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC. AND SUBSIDIARIES, ENTERGY LOUISIANA, INC., ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., AND SYSTEM ENERGY RESOURCES, INC." which follow each company's financial statements in this report for further information with respect to operating statistics.

Domestic Utility and System Energy

      The decrease in earnings for the domestic utility companies and System Energy in 2001 was primarily due to less favorable sales volume and weather, a decrease in the pricing of unbilled revenue, and an increase in interest expense. The decrease in earnings was partially offset by decreases in decommissioning expense, other operation and maintenance expenses, and depreciation and amortization expense, largely as a result of adjustments made after receipt of a final FERC order issued in connection with the 1995 System Energy rate increase filing, as well as by increased interest and dividend income. See Note 2 to the financial statements herein for further discussion of the System Energy rate proceeding.

      The increase in 2000 earnings at the domestic utility companies and System Energy was primarily due to more favorable sales volume and weather, an increase in the pricing of unbilled revenue, and a decrease in interest expense, partially offset by increases in other operation and maintenance expenses, depreciation and amortization expense, taxes other than income taxes, and the effective income tax rate.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Electric operating revenues

     The changes in electric operating revenues for Entergy's domestic utility companies for 2001 and 2000 are as follows:

                                     Increase/(Decrease)
                Description           2001          2000
                                         (In Millions)

          Base rate changes            $62.0       ($94.2)
          Rate riders                  (38.5)       (17.1)
          Fuel cost recovery           462.7        792.5
          Sales volume/weather         (76.8)       107.1
          Unbilled revenue            (261.1)        94.7
          Other revenue                (95.0)        39.6
          Sales for resale             (28.2)        25.7
                                       -----       ------
          Total                        $25.1       $948.3
                                       =====       ======

Base rate changes

     Base rate changes increased revenue in 2001 primarily due to lower accruals for rate refund provisions at Entergy Gulf States and Entergy Louisiana.

      Base rate changes decreased revenue in 2000 primarily due to the non-recurring effect on 1999 revenues of the reversal of regulatory reserves associated with the accelerated amortization of accounting order deferrals resulting from the settlement agreement in Entergy Gulf States' 1996 and 1998 Texas rate filings.

Rate riders

     Rate rider revenues do not impact earnings since specific incurred expenses offset them.

      In 2001, rate rider revenues decreased as a result of the cessation of the ANO decommissioning rate rider for calendar year 2001 at Entergy Arkansas and decreases in the Grand Gulf riders effective July 2001 and October 2000 at Entergy Arkansas and Entergy Mississippi, respectively.

Fuel cost recovery

     The domestic utility companies are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy's financial statements such that these costs do not have a material net effect on earnings.

      The increase in fuel cost recovery revenue in 2001 is primarily due to:

     o increased fuel recovery factors at Entergy Arkansas, Entergy Gulf States in the Texas jurisdiction, and Entergy Mississippi; and
     o higher fuel and purchased power costs recovered through fuel mechanisms at Entergy Gulf States in the Louisiana jurisdiction and Entergy New Orleans due to the increased market prices of natural gas and purchased power early in 2001.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

     Corresponding to the increase in fuel cost recovery revenue, fuel and purchased power expenses related to electric sales increased by $418.0 million in 2001 primarily due to an increase in the market prices of natural gas and purchased power early in 2001.

     Fuel cost recovery revenues increased in 2000 primarily due to:

     o increased fuel recovery factors at Entergy Arkansas, Entergy Gulf States in the Texas jurisdiction, and Entergy Mississippi; and
     o higher fuel and purchased power costs at Entergy Gulf States in the Louisiana jurisdiction, Entergy Louisiana, and Entergy New Orleans due to the increased market price of natural gas.

     Along with the increase in fuel cost recovery revenue, fuel and purchased power expenses increased by $794.2 million in 2000 primarily due to:

     o an increase in the market prices of purchased power, natural gas, and fuel oil; and
     o an increase in volume due to an increase in demand.

The increase in fuel and purchased power expenses in 2000 was partially offset by a $23.5 million adjustment to the Entergy Arkansas deferred fuel balance to record deferred fuel costs that Entergy Arkansas expects to recover in the future through its fuel adjustment clause.

Sales volume/weather

      Lower electric sales volume reduced revenues in 2001 due to decreased weather-adjusted usage of 2,067 GWH. The primary decreases in weather-adjusted usage were from industrial customers at Entergy Louisiana and Entergy Gulf States. The effect of milder-than-normal weather conditions also caused a decrease in electric sales in 2001. Electric sales volume in the domestic utility companies' service territories decreased 1,194 GWH due to the impact of weather conditions in 2001. The number of customers in the domestic utility companies' service territories increased only slightly during these periods.

     In 2000, higher electric sales volume increased revenues primarily due to increased usage and more favorable weather conditions as well as increased generation and subsequent sales from River Bend in 2000 as a result of a refueling outage in 1999.

Unbilled revenue

     Unbilled revenues decreased in 2001 due to the effect of higher fuel prices and more favorable weather in December 2000 on the unbilled revenue calculation.

      In 2000, unbilled revenues increased due to the effect of higher fuel prices in December 2000 on the unbilled revenue calculation.

Other revenue

     Other revenue decreased in 2001, reflecting the receipt of a final FERC order requiring System Energy to refund a portion of its December 1995 rate increase, which increased provisions for rate refunds by $93 million at System Energy. The net income impact of the provision was more than offset by the other effects of the final FERC order that are discussed below in "Other effects on results of operations."

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Gas operating revenues

      Natural gas revenues increased $20.0 million in 2001, primarily due to increased market prices for natural gas early in 2001 and additional sales volume due to the colder-than-normal January 2001 winter period.

      Natural gas revenues increased $55.5 million in 2000, primarily due to higher natural gas prices in late 2000.

Other effects on results of operations

     Results  for  the  year ended December 31, 2001 for  the  domestic
utility  companies  and  System  Energy  were  also  affected  by   the
following:

     o decreases in other operation and maintenance expenses of $95.6 million, which are explained below;
     o a decrease in decommissioning expense at System Energy of $32.4 million resulting from the final resolution of the FERC order addressing the 1995 rate increase filing;
     o decreases in depreciation and amortization expense at System
       Energy of $74.5 million primarily resulting from the final resolution of the FERC order addressing the 1995 rate increase filing;
     o net increases in regulatory credits of $40.8 million, which are explained below; and
     o increases in interest expense of $61.5 million, which are explained below.

      The decreases in other operation and maintenance expenses in 2001 were primarily due to:

     o a decrease in property damage expenses of $49.7 million primarily due to a reversal of $24.5 million in June 2001, upon recommendation from the APSC, of ice storm costs previously charged to expense in December 2000 (these costs are now reflected as regulatory assets). The effect of the reversal of the ice storm costs on net income was largely offset by the adjustment to the transition cost account as a result of the 2000 earnings review in 2001;
     o decreases in outside services employed of $9.3 million and $11.0 million at Entergy Arkansas and Entergy Louisiana, respectively, as a result of rate and regulatory proceedings in 2000; and
     o decreases of $10.7 million and $14.6 million at Entergy Louisiana and Entergy Mississippi, respectively, because of maintenance and planned maintenance outages at certain fossil plants in 2000.

     The net increases in regulatory credits in 2001 were primarily due to:

     o the amount of capacity charges included in purchased power costs for the summers of 2000 and 2001 that Entergy Gulf States and Entergy Louisiana deferred and will recover in future periods; and
     o an under-recovery of Grand Gulf costs in 2001 at Entergy Mississippi as a result of a lower rider implemented in October 2000.

      The net increases in regulatory credits in 2001 were partially offset by the following:

     o the accrual of $22.3 million in the transition cost account at Entergy Arkansas; and
     o the amortization of the 2000 capacity charges mentioned above, which will occur through July 2002.

     The increases in interest expense in 2001 were primarily due to:

     o the final FERC order addressing the 1995 System Energy rate increase filing;
     o debt issued at Entergy Arkansas in July 2001, at Entergy Gulf
       States in June 2000 and August 2001, at Entergy Mississippi in January 2001, and at Entergy New Orleans in July 2000 and February 2001; and

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

     o borrowings under credit facilities during 2001, primarily at Entergy Arkansas.

     Results  for  the  year ended December 31, 2000 for  the  domestic
utility  companies  and  System  Energy  were  also  affected  by   the
following:

     o increases in other operation and maintenance expenses of $95.8 million, which are explained below;
     o an increase of $44.5 million in depreciation and amortization expenses, which is explained below; and
     o a decrease in interest charges of $21.4 million primarily due to an adjustment in 1999 at System Energy to the interest recorded for the potential refund to customers of its proposed rate increase.

      Other  operation  and  maintenance  expenses  increased  in  2000 primarily due to:

     o increased damage expenses of $22.8 million primarily due to storm damage accruals related to the December 2000 ice storms at Entergy Arkansas, and due to changes in storm damage reserve amortization at Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi in accordance with regulatory treatment;
     o increased customer service expenses of $11.4 million primarily related to spending on vegetation management at Entergy Arkansas;
     o increased nuclear expenses of $17.2 million primarily from Entergy Arkansas and Entergy Gulf States;
     o an increase of $28.4 million primarily due to an increase in legal and contract expenses for the transition to retail open access at Entergy Arkansas and Entergy Gulf States, and for legal services employed for rate-related proceedings at Entergy Louisiana; and
     o an increase of $21.9 million in plant maintenance expense primarily at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi.

     The increase in other operation and maintenance expenses in 2000 was partially offset by the following:

     o a $9.5 million larger nuclear insurance refund in 2000 compared to 1999; and
     o a decrease in injury and damages claims of $12.3 million.

     Depreciation and amortization expenses increased in 2000 primarily due to:

     o the review of plant-in-service dates for consistency with regulatory treatment that reduced depreciation expense by $17.7 million in August 1999;
     o increased depreciation of $14.0 million associated with the principal payment on the sale and leaseback of Grand Gulf 1; and
     o net capital additions primarily at Entergy Louisiana and Entergy Mississippi.

Domestic Non-Utility Nuclear

      The increase in earnings in 2001 for the domestic non-utility nuclear business was primarily due to the operation of FitzPatrick and Indian Point 3 for a full year, as each was purchased in November 2000, and the operation of Indian Point 2, which was purchased in September 2001. Following are key performance measures for domestic non-utility nuclear operations:

                                          2001   2000
Net MW in operation at December 31       3,445  2,475
Generation in GWH for the year          22,614  7,171
Capacity factor for the year               93%    94%

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

      The following fluctuations in the results of operations for domestic non-utility nuclear in 2001 were primarily caused by the acquisition of FitzPatrick, Indian Point 3, and Indian Point 2:

     o revenues increased by $491.1 million;
     o other operation and maintenance expenses increased $217.6 million;
     o interest expense, primarily related to debt incurred to purchase the plants, increased $47.9 million;
     o fuel expenses increased $51.0 million; and
     o taxes other than income taxes increased $30.9 million.

      The increased earnings in 2000 for the domestic non-utility nuclear business were primarily due to increased revenues from the operation of the Pilgrim, FitzPatrick, and Indian Point 3 plants. Pilgrim was purchased in July 1999 and FitzPatrick and Indian Point 3 were purchased in November 2000. Partially offsetting the increased revenues were increases in fuel and purchased power expense, other operation and maintenance expense, and interest expense resulting from the acquisition of these three plants.

Energy Commodity Services

     The increase in earnings for energy commodity services in 2001 was primarily due to:

     o the gain on the sale of EWO's Saltend plant discussed below;
     o the favorable results from Entergy-Koch discussed below;
     o the $33.5 million ($23.5 million net of tax) cumulative effect of an accounting change marking to market the Damhead Creek gas contract;
     o liquidated damages of $13.9 million ($9.7 million net of tax) received in 2001 from the Damhead Creek construction contractor as compensation for lost operating margin from the plant due to construction delays; and
     o a $12.2 million ($7.9 million net of tax) gain on the sale of a permitted site in Desoto County, Florida, in May 2001.

     Partially offsetting the increase in earnings for energy commodity services in 2001 was the following:

     o $60.1 million ($49.9 million net of tax) of losses or asset impairments recorded on EWO's Latin American investments and other development projects;
     o a $9.8 million ($6.4 million net of tax) loss recorded primarily because of the pending cancellation of four gas turbines scheduled for delivery in 2004;
     o liquidated damages of $55.1 million ($38.6 million net of tax) received in 2000 from the Saltend contractor as compensation for lost operating margin from the plant due to construction delays;
     o a $19.7 million ($12.8 million net of tax) gain on the sale of the Freestone project located in Fairfield, Texas, in June 2000;
     o increased depreciation expense of $23.6 million in 2001 primarily due to the commencement of the commercial operation of the Saltend and Damhead Creek plants; and
     o increased interest expense of $78.7 million in 2001 primarily because of the commencement of commercial operation of the Saltend and Damhead Creek plants.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

     Revenues    decreased   for   energy   commodity   services    by
$983.3 million in 2001, primarily due to the contribution of substantially all of Entergy's power marketing and trading business to Entergy-Koch in 2001. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. As a result, in 2001, revenues from this activity were lower by $1,957.0 million compared to 2000 revenue for Entergy's power marketing and trading segment, and purchased power expenses were lower by $1,830.0 million. The net income effect in
2001 of the lower revenue was more than offset by the equity in earnings from Entergy's interest in Entergy-Koch. Entergy's earnings from this activity increased in 2001 as a result of increased electricity and gas trading volumes as well as a broader range of commodity sources and options provided to customers by the joint venture than provided previously by Entergy. Following are key performance measures for Entergy-Koch's operations in 2001:

Entergy-Koch Trading
  Gas volatility                    81%
  Electricity volatility            66%
  Gas marketed (BCF/D)              6.9
  Electricity marketed (GWH)    108,645
Gulf South Pipeline
  Throughput (BCF/D)               2.45
  Production cost ($/MMBTU)      $0.093

Entergy accounts for its 50% share in Entergy-Koch under the equity method of accounting. Certain terms of the partnership arrangement allocate income from various sources, and the taxes on that income, on a significantly disproportionate basis through 2003. Losses and distributions from operations are allocated to the partners equally. The disproportionate allocations were favorable to Entergy in the aggregate in 2001. In 2004, a revaluation of Entergy-Koch's assets for capital account purposes will occur, and future allocations will change after the revaluation. The profit allocations other than for weather trading and international trading are expected to become equal, unless special allocations are necessary to equalize the partners' capital accounts. Earnings allocated under the terms of the partnership agreement constitute equity, not subject to reallocation, for the partners.

      The decrease in revenues in 2001 was partially offset by an increase in operating revenues for EWO primarily due to an increase of $409.8 million from EWO's interest in Highland Energy and an increase of $450.1 million from the Saltend and Damhead Creek plants. Highland Energy was acquired in June 2000, and the Saltend and Damhead Creek plants began commercial operation in late November 2000 and early 2001, respectively. Highland Energy was sold in the fourth quarter of 2001. The increase in revenues for EWO is largely offset by increased fuel and purchased power expenses of $644.1 million and increased other operation and maintenance expenses of $94.6 million.

     EWO sold the Saltend plant in August 2001 and revenues include the $88.1 million ($57.2 million net of tax) gain on the sale.

      In 2000, the increase in earnings for energy commodity services was primarily due to the following related to the power marketing and trading business:

     o improved trading performance in electricity;
     o increased long-term marketing of electricity; and
     o trading gains in natural gas in 2000 due to natural gas prices reaching record high levels compared to trading losses in 1999.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Also contributing to the increase in earnings in energy commodity services in 2000 was $55.1 million of liquidated damages received from the Saltend contractor as compensation for lost operating margin from the plant due to construction delays and a $19.7 million ($12.8 million net of tax) gain in June 2000 on the sale of the power development business' investment in the Freestone project located in Fairfield, Texas. Partially offsetting the increase was the absence of a $26.7 million ($17 million net of tax) gain on the sale of Entergy Power Edesur Holdings which occurred in June 1999.

Other, including parent company

      Earnings from Other decreased in 2001 primarily due to a decrease in interest income of $41.2 million and $21.8 million ($14.1 million net of tax) of merger-related expenses incurred by Entergy Corporation in the first quarter of 2001. Also contributing to the decreased earnings was an increase in interest expense of $19.5 million. The decreased earnings were partially offset by the write-down of investments in Latin American projects in 2000 discussed below.

      Earnings from Other decreased in 2000 primarily due to a $42.5 million ($27.6 million net of tax) write-down in 2000 of investments in Latin American projects to their estimated fair values. The decrease is also due to the absence of the following items that occurred in 1999:

     o a $12.9 million ($8 million net of tax) gain on the sale of Entergy Hyperion Telecommunications in June 1999;
     o a $22.0 million ($6.4 million net of tax) gain on the sale of Entergy Security, Inc. in January 1999, including a true-up recognized in December 1999;
     o a $7.6 million ($4.9 million net of tax) favorable adjustment to the final sale price of CitiPower in January 1999; and
     o a more favorable experience on warranty reserves in 1999 for the businesses sold during 1998.

Income taxes

      The effective income tax rates for 2001, 2000, and 1999 were 38.5%, 40.3%, and 37.5%, respectively. The decrease in 2001 was primarily due to the effects of the final FERC order addressing System Energy's 1995 rate proceeding. The increase in 2000 was primarily due to the recognition in 1999 of deferred tax benefits related to the expected utilization of foreign tax credits resulting in lower income taxes.

                      ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                               For the Years Ended December 31,
                                                 2001        2000          1999
                                               (In Thousands, Except Share Data)
            OPERATING REVENUES
Domestic electric                             $7,244,827    $7,219,686   $6,271,414
Natural gas                                      185,902       165,872      110,355
Steam products                                         -             -       15,852
Competitive businesses                         2,190,170     2,636,571    2,368,014
                                             -----------   -----------  -----------
TOTAL                                          9,620,899    10,022,129    8,765,635
                                             -----------   -----------  -----------
            OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                  3,681,677     2,645,835    2,082,875
   Purchased power                             1,021,432     2,662,881    2,442,484
   Nuclear refueling outage expenses              89,145        70,511       76,057
   Other operation and maintenance             2,151,742     1,943,814    1,705,545
Decommissioning                                    3,189        39,484       45,988
Taxes other than income taxes                    399,849       370,344      339,284
Depreciation and amortization                    721,033       746,125      698,881
Other regulatory charges (credits) - net         (37,093)        3,681       14,833
Amortization of rate deferrals                    16,583        30,392      115,627
                                             -----------   -----------  -----------
TOTAL                                          8,047,557     8,513,067    7,521,574
                                             -----------   -----------  -----------
OPERATING INCOME                               1,573,342     1,509,062    1,244,061
                                             -----------   -----------  -----------
               OTHER INCOME
Allowance for equity funds used during
 construction                                     26,209        32,022       29,291
Gain on sale of assets - net                       5,226         2,340       71,926
Interest and dividend income                     159,805       163,050      143,601
Equity in earnings of unconsolidated
 equity affiliates                               180,956        13,715        7,593
Miscellaneous - net                              (22,843)       27,077       10,822
                                             -----------   -----------  -----------
TOTAL                                            349,353       238,204      263,233
                                             -----------   -----------  -----------
        INTEREST AND OTHER CHARGES
Interest on long-term debt                       544,920       477,071      476,877
Other interest - net                             197,638        85,635       82,471
Distributions on preferred securities of
 subsidiaries                                     18,838        18,838       18,838
Allowance for borrowed funds used during
 construction                                    (21,419)      (24,114)     (22,585)
                                             -----------   -----------  -----------
TOTAL                                            739,977       557,430      555,601
                                             -----------   -----------  -----------
INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE         1,182,718     1,189,836      951,693

Income taxes                                     455,693       478,921      356,667
                                             -----------   -----------  -----------
INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                             727,025       710,915      595,026

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (net of income taxes of $10,064)           23,482             -            -
                                             -----------   -----------  -----------
CONSOLIDATED NET INCOME                          750,507       710,915      595,026

Preferred dividend requirements and other         24,311        31,621       42,567
                                             -----------   -----------  -----------
EARNINGS APPLICABLE TO
COMMON STOCK                                    $726,196      $679,294     $552,459
                                             ===========   ===========  ===========
Earnings per average common share before
  cumulative effect of accounting change:
    Basic                                          $3.18         $3.00        $2.25
    Diluted                                        $3.13         $2.97        $2.25
Earnings per average common share:
    Basic                                          $3.29         $3.00        $2.25
    Diluted                                        $3.23         $2.97        $2.25
Dividends declared per common share                $1.28         $1.22        $1.20
Average number of common shares
  outstanding:
    Basic                                    220,944,270   226,580,449  245,127,460
    Diluted                                  224,733,662   228,541,307  245,326,883

See Notes to Financial Statements.

                           ENTERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended December 31,
                                                       2001        2000           1999
                                                                (In Thousands)
              OPERATING ACTIVITIES
Consolidated net income                               $750,507     $710,915        $595,026
Noncash items included in net income:
  Amortization of  rate deferrals                       16,583       30,392         115,627
  Reserve for regulatory adjustments                  (359,199)      18,482          10,531
  Other regulatory charges (credits) - net             (37,093)       3,681          14,833
  Depreciation, amortization, and decommissioning      724,222      785,609         744,869
  Deferred income taxes and investment tax
   credits                                              87,752      124,457        (189,465)
  Allowance for equity funds used during
   construction                                        (26,209)     (32,022)        (29,291)
  Cumulative effect of accounting change               (23,482)           -               -
  (Gain) on sale of assets - net                        (5,226)      (2,340)        (71,926)
  Equity in undistributed earnings of
   subsidiaries and unconsolidated affiliates         (168,873)     (13,715)         (7,593)
Changes in working capital (net of effects from
   acquisitions and dispositions):
  Receivables                                          302,230     (437,146)          9,246
  Fuel inventory                                        (3,419)     (20,447)         (1,359)
  Accounts payable                                    (415,160)     543,606          35,233
  Taxes accrued                                        486,676       20,871         158,733
  Interest accrued                                      17,287       45,789         (56,552)
  Deferred fuel                                        495,007      (38,001)         10,583
  Other working capital accounts                       (39,978)     102,336          45,285
Provision for estimated losses and reserves             19,093        6,019         (59,464)
Changes in other regulatory assets                     119,215      (66,903)        (36,379)
Other                                                  275,615      186,264         101,087
                                                  ------------  -----------    ------------
Net cash flow provided by operating activities       2,215,548    1,967,847       1,389,024
                                                  ------------  -----------    ------------

               INVESTING ACTIVITIES
Construction/capital expenditures                   (1,380,417)  (1,493,717)     (1,195,750)
Allowance for equity funds used during
  construction                                          26,209       32,022          29,291
Nuclear fuel purchases                                (130,670)    (121,127)       (137,649)
Proceeds from sale/leaseback of nuclear fuel            71,964      117,154         137,093
Proceeds from sale of businesses                       784,282       61,519         351,082
Investment in other nonregulated/nonutility
  properties                                        (1,278,990)    (238,062)        (81,273)
Changes in other temporary investments - net          (150,000)     321,351         635,005
Decommissioning trust contributions and realized
  change in trust assets                               (95,571)     (63,805)        (61,766)
Other regulatory investments                            (3,460)    (385,331)        (81,655)
Other                                                  (68,067)     (44,016)        (42,258)
                                                  ------------  -----------    ------------
Net cash flow used in investing activities          (2,224,720)  (1,814,012)       (447,880)
                                                  ------------  -----------    ------------
See Notes to Financial Statements.

                           ENTERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended December 31,
                                                      2001         2000           1999
                                                                 (In Thousands)
              FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                      682,402        904,522      1,113,370
  Common stock                                         64,345         41,908         15,320
Retirement of:
  Long-term debt                                     (962,112)      (181,329)    (1,195,451)
Repurchase of common stock                            (36,895)      (550,206)      (245,004)
Redemption of preferred stock                         (39,574)      (157,658)       (98,597)
Changes in short-term borrowings - net                (37,004)       267,000       (165,506)
Dividends paid:
  Common stock                                       (269,122)      (271,019)      (291,483)
  Preferred stock                                     (24,044)       (32,400)       (43,621)
                                                  -----------    -----------    -----------
Net cash flow provided by (used in) financing
  activities                                         (622,004)        20,818       (910,972)
                                                  -----------    -----------    -----------
Effect of exchange rates on cash and cash
  equivalents                                             325         (5,948)          (948)
                                                  -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                        (630,851)       168,705         29,224

Cash and cash equivalents at beginning of period    1,382,424      1,213,719      1,184,495
                                                  -----------    -----------    -----------
Cash and cash equivalents at end of period           $751,573     $1,382,424     $1,213,719
                                                  ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized             $708,748       $505,414       $601,739
    Income taxes                                    ($118,881)      $345,361       $373,537
  Noncash investing and financing activities:
    Change in unrealized appreciation/
     (depreciation) of decommissioning trust assets  ($34,517)      ($11,577)       $41,582
    Proceeds from long-term debt issued for the
     purpose of refunding prior long-term debt        $47,000              -              -

    Decommissioning trust funds acquired in
     nuclear power plant acquisitions                $430,000              -       $428,284
    Acquisition of Indian Point 3 and FitzPatrick
       Fair value of assets acquired                        -       $917,667              -
       Initial cash paid at closing                         -        $50,000              -
       Liabilities assumed and notes issued to
        seller                                              -       $867,667              -

 See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                 ASSETS

                                                      December 31,
                                                   2001          2000
                                                     (In Thousands)
                CURRENT ASSETS
Cash and cash equivalents:
  Cash                                             $129,866     $157,550
  Temporary cash investments - at cost,
   which approximates market                        618,327      640,038
  Special deposits                                    3,380      584,836
                                                -----------   ----------
     Total cash and cash equivalents                751,573    1,382,424
                                                -----------   ----------
Other temporary investments                         150,000            -
Notes receivable                                      2,137        3,608
Accounts receivable:
  Customer                                          294,799      497,821
  Allowance for doubtful accounts                   (19,255)      (9,947)
  Other                                             286,671      395,518
  Accrued unbilled revenues                         268,680      415,409
                                                -----------   ----------
     Total receivables                              830,895    1,298,801
                                                -----------   ----------
Deferred fuel costs                                 172,444      568,331
Accumulated deferred income taxes                     6,488            -
Fuel inventory - at average cost                     97,497       93,679
Materials and supplies - at average cost            460,644      425,357
Rate deferrals                                            -       16,581
Deferred nuclear refueling outage costs              79,755       46,544
Prepayments and other                               129,251      122,690
                                                -----------   ----------
TOTAL                                             2,680,684    3,958,015
                                                -----------   ----------

        OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                766,103      136,487
Decommissioning trust funds                       1,775,950    1,315,857
Non-utility property - at cost (less
  accumulated depreciation)                         295,616      262,952
Other                                               495,542       79,917
                                                -----------   ----------
TOTAL                                             3,333,211    1,795,213
                                                -----------   ----------

        PROPERTY, PLANT AND EQUIPMENT
Electric                                         26,359,376   25,137,562
Plant acquisition adjustment                        374,399      390,664
Property under capital lease                        753,310      831,822
Natural gas                                         201,841      190,989
Construction work in progress                       882,829      936,785
Nuclear fuel under capital lease                    265,464      277,673
Nuclear fuel                                        232,387      157,603
                                                -----------   ----------
TOTAL PROPERTY, PLANT AND EQUIPMENT              29,069,606   27,923,098
Less - accumulated depreciation and
  amortization                                   11,805,578   11,477,352
                                                -----------   ----------
PROPERTY, PLANT AND EQUIPMENT - NET              17,264,028   16,445,746
                                                -----------   ----------

       DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                   946,126      980,266
  Unamortized loss on reacquired debt               166,546      183,627
  Deferred fuel costs                                     -       95,661
  Other regulatory assets                           707,439      792,515
Long-term receivables                                28,083       29,575
Other                                               784,194    1,171,278
                                                -----------   ----------
TOTAL                                             2,632,388    3,252,922
                                                -----------   ----------

TOTAL ASSETS                                    $25,910,311  $25,451,896
                                                ===========  ===========
See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      December 31,
                                                  2001           2000
                                                     (In Thousands)
             CURRENT LIABILITIES
Currently maturing long-term debt                $682,771       $464,215
Notes payable                                     351,018        388,023
Accounts payable                                  592,529      1,204,227
Customer deposits                                 188,230        172,169
Taxes accrued                                     700,133        451,811
Accumulated deferred income taxes                       -        225,649
Nuclear refueling outage costs                      2,080         10,209
Interest accrued                                  192,420        172,033
Obligations under capital leases                  149,352        156,907
Other                                             345,387        192,908
                                              -----------     ----------
TOTAL                                           3,203,920      3,438,151
                                              -----------     ----------

   DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes               3,574,664      3,249,083
Accumulated deferred investment tax credits       471,090        494,315
Taxes accrued                                     250,000              -
Obligations under capital leases                  181,085        201,873
Other regulatory liabilities                      135,878        135,586
Decommissioning                                 1,194,333        749,708
Transition to competition                         231,512        191,934
Regulatory reserves                                37,591        396,789
Accumulated provisions                            425,399        390,116
Other                                             852,269        853,137
                                              -----------     ----------
TOTAL                                           7,353,821      6,662,541
                                              -----------     ----------
Long-term debt                                  7,321,028      7,732,093
Preferred stock with sinking fund                  26,185         65,758
Preferred stock without sinking fund              334,337        334,688
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts
  holding solely junior subordinated
  deferrable debentures                           215,000        215,000



            SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized
  500,000,000 shares; issued 248,174,087
  shares in 2001 and 248,094,614 shares
  in 2000                                           2,482          2,481
Paid-in capital                                 4,662,704      4,660,483
Retained earnings                               3,638,448      3,190,639
Accumulated other comprehensive loss              (88,794)       (75,033)
Less - treasury stock, at cost (27,441,384
  shares in 2001 and 28,490,031 shares
  in 2000)                                        758,820        774,905
                                              -----------    -----------
TOTAL                                           7,456,020      7,003,665
                                              -----------    -----------
Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $25,910,311    $25,451,896
                                              ===========    ===========
See Notes to Financial Statements.


                        ENTERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE
                            INCOME, AND PAID-IN CAPITAL

                                                             For the Years Ended December 31,
                                                  2001                     2000                    1999
                                                                      (In Thousands)
             RETAINED EARNINGS
Retained Earnings - Beginning of period     $3,190,639              $2,786,467             $2,526,888

  Add-Earnings applicable to common stock      726,196   $726,196      679,294  $679,294      552,459  $552,459

  Deduct:
   Dividends declared on common stock          278,342                 275,929                294,352
   Capital stock and other expenses                 45                    (807)                (1,472)
                                          ------------             -----------            -----------
          Total                                278,387                 275,122                292,880
                                          ------------             -----------            -----------

Retained Earnings - End of period           $3,638,448              $3,190,639             $2,786,467
                                          ============             ===========            ===========


ACCUMULATED OTHER COMPREHENSIVE INCOME
          (LOSS) (Net of tax):
Balance at beginning of period                ($75,033)               ($73,805)              ($46,739)
Cumulative effect to January 1, 2001 of
  accounting change regarding fair value
  of derivative instruments                    (18,021)                      -                      -
Net derivative instrument fair value changes
  arising during the period                         48         48            -         -            -         -
Foreign currency translation adjustments         4,615      4,615       (5,216)   (5,216)     (22,043)  (22,043)
Net unrealized investment gains (losses)          (403)      (403)       3,988     3,988       (5,023)   (5,023)
                                          ------------             -----------            -----------

Balance at end of period:
  Accumulated derivative instrument fair
   value changes                               (17,973)                      -                      -
  Other accumulated comprehensive income
   (loss) items                                (70,821)                (75,033)               (73,805)
                                          ------------             -----------            -----------
     Total                                    ($88,794)               ($75,033)              ($73,805)
                                          ============             ===========            ===========
Comprehensive Income                                     $730,456               $678,066                $525,393
                                                         ========               ========                ========




              PAID-IN CAPITAL
Paid-in Capital - Beginning of period      $4,660,483               $4,636,163             $4,630,609

     Add:
        Common stock issuances related to
         stock plans                            2,221                   24,320                  5,554
                                          ------------             -----------            -----------

Paid-in Capital - End of period            $4,662,704               $4,660,483             $4,636,163
                                          ===========              ===========            ===========
See Notes to Financial Statements

                 ENTERGY CORPORATION AND SUBSIDIARIES

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                     2001          2000        1999        1998 (1)    1997 (2)
                                      (In Thousands, Except Percentages and Per Share Amounts)
Operating revenues                $ 9,620,899  $10,022,129  $ 8,765,635  $11,494,772  $ 9,538,926
Income before cumulative
  effect of accounting change     $   727,025  $   710,915  $   595,026  $   785,629  $   300,899
Earnings per share before
  cumulative effect of
  accounting change
     Basic                        $      3.18  $      3.00  $      2.25  $      3.00  $      1.03
     Diluted                      $      3.13  $      2.97  $      2.25  $      3.00  $      1.03
Dividends declared per share      $      1.28  $      1.22  $      1.20  $      1.50  $      1.80
Return on average common equity        10.04%        9.62%        7.77%       10.71%        3.71%
Book value per share, year-end    $     33.78  $     31.89  $     29.78  $     28.82  $     27.23
Total assets                      $25,910,311  $25,451,896  $22,969,940  $22,836,694  $27,000,700
Long-term obligations (3)         $ 7,743,298  $ 8,214,724  $ 7,252,697  $ 7,349,349  $10,154,330

(1) Includes the effects of the sales of London Electricity and CitiPower in December 1998.

(2) Includes the effects of the London Electricity acquisition in February 1997.

(3) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trusts and partnership, and noncurrent capital lease obligations.


                           2001          2000          1999          1998          1997
                                              (Dollars In Thousands)
Domestic Electric Operating Revenues:
   Residential           $2,612,889    $2,524,529     $2,231,091     $2,299,317    $2,271,363
   Commercial             1,860,040     1,699,699      1,502,267      1,513,050     1,581,878
   Industrial             2,298,825     2,177,236      1,878,363      1,829,085     2,018,625
   Governmental             205,054       185,286        163,403        172,368       171,773
                         --------------------------------------------------------------------
     Total retail         6,976,808     6,586,750      5,775,124      5,813,820     6,043,639
   Sales for resale         395,353       423,519        397,844        448,842       359,881
   Other (1)               (127,334)      209,417         98,446       (126,340)      135,311
                         --------------------------------------------------------------------
     Total               $7,244,827    $7,219,686     $6,271,414     $6,136,322    $6,538,831
                         ====================================================================
Billed Electric Energy
 Sales (GWH):
   Residential               31,080        31,998         30,631         30,935        28,286
   Commercial                24,706        24,657         23,775         23,177        21,671
   Industrial                41,577        43,956         43,549         43,453        44,649
   Governmental               2,593         2,605          2,564          2,659         2,507
                         --------------------------------------------------------------------
     Total retail            99,956       103,216        100,519        100,224        97,113
   Sales for resale           8,896         9,794          9,714         11,187         9,707
                         --------------------------------------------------------------------
     Total                  108,852       113,010        110,233        111,411       106,820
                         ====================================================================


(1)  1998 includes the effect of a reserve for rate refund at Entergy
     Gulf States. 2001 includes the effect of a reserve for rate refund at System Energy.

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Entergy Arkansas, Inc.:

We have audited the accompanying balance sheets of Entergy Arkansas, Inc. as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows (pages 99 through 103 and pages 161 through 227) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 31, 2002

                        ENTERGY ARKANSAS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Net Income

     Net income increased in 2001 primarily due to a refund from System Energy as a result of the receipt of a final FERC order in System Entergy's 1995 rate proceeding and decreased operation and maintenance expenses. The adjustments necessary to record the effects of the FERC order reduced purchased power expense by $62.7 million ($38.6 million net-of-tax). The increase was partially offset by decreased regulatory credits and other income and increased interest charges. Refer to Note 2 of the financial statements for further discussion of the FERC order in System Entergy's 1995 rate proceeding.

      Net income increased in 2000 primarily due to increased electric operating revenues and lower regulatory charges, partially offset by increased operation and maintenance expenses.

Revenues and Sales

      The changes in electric operating revenues for the twelve months ended December 31, 2001 and 2000 are as follows:

                                       Increase/(Decrease)
                 Description            2001       2000
                                         (In Millions)

           Base rate changes              $0.7       ($6.5)
           Rate riders                   (18.6)      (21.8)
           Fuel cost recovery             78.8        61.8
           Sales volume/weather            5.1        30.8
           Unbilled revenue              (15.9)       45.1
           Other revenue                   3.2         2.5
           Sales for resale              (39.2)      108.8
                                         -----      ------
           Total                         $14.1      $220.7
                                         =====      ======

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      In 2001, rate rider revenues decreased as a result of the cessation of the ANO Decommissioning rate rider for the calendar year 2001. The ANO Decommissioning rider allows Entergy Arkansas to recover the decommissioning costs associated with ANO 1 and 2. In October 2000, the APSC concluded that funds previously collected, together with future earnings on those funds, will be sufficient to decommission ANO 1 and 2. Also contributing to the decrease in rate rider revenues is a decrease in the Grand Gulf rate rider effective July 2001. The Grand Gulf rate rider allows Entergy Arkansas to recover 78% of its share of operating costs for Grand Gulf 1.

      In 2000, rate rider revenues decreased as a result of decreased ANO Decommissioning and Grand Gulf rate riders. The decreased rates in both riders became effective in January 2000.

                        ENTERGY ARKANSAS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Fuel cost recovery

     Entergy Arkansas is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy Arkansas' financial statements such that these costs generally have no net effect on earnings.

      Fuel cost recovery revenues increased in 2001 primarily due to increases in the energy cost rate that became effective in April 2000 and April 2001. The energy cost recovery rider (Rider ECR) is determined annually by formula. The increase in the energy cost rate allows Entergy Arkansas to recover previously under-recovered fuel expenses. Rider ECR is discussed further in Note 2 to the financial statements.

      Fuel cost recovery revenues increased in 2000 primarily due to an increase in the energy cost rate in April 2000.

Sales volume/weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. The colder winter weather in 2000 contributed 1,508 GWH to the increase in electric sales volume in the residential and commercial sectors as compared to 1999. Higher electric sales volume in 2000 also increased revenues due to increased weather-adjusted usage of 742 GWH in the residential and commercial sectors. Increased usage in the industrial sector of 406 GWH also contributed to the increase in electric sales.

Unbilled revenue

     In 2001, unbilled revenue decreased primarily due to the effect of colder weather in December 2000 on the unbilled revenue calculation compared to the calculation in the current year.

      In 2000, unbilled revenue increased primarily as a result of a change in estimated unbilled revenues and a $13.4 million adjustment to third quarter 1999 unbilled revenues that excluded fuel recovery and rate rider revenues from the unbilled balance in accordance with regulatory treatment. Unbilled revenues also increased due to greater unbilled volume and the addition of unbilled revenue for wholesale customers to the unbilled balance.

Sales for resale

     In 2001, sales for resale decreased due to a decrease in sales volume to adjoining utility systems and municipal and co-operative customers as a result of less energy available for resale, coupled with a decrease in the average price of energy.

     In 2000, sales for resale increased primarily due to an increase in the market price of electricity.

                        ENTERGY ARKANSAS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Expenses

Fuel and purchased power

     In 2001, fuel and purchased power expenses decreased primarily due to:

     o decreased gas generation as a result of displacement by nuclear generation;
     o decreased purchased power volume as a result of displacement by nuclear generation; and
     o receipt of a final FERC order requiring System Energy to refund a portion of its requested December 1995 rate increase. The effect of the order required adjustments that reduced purchased power expense at Entergy Arkansas by $62.7 million.

     In 2000, fuel and purchased power expenses increased primarily due to:

     o an increase in the market price of natural gas;
     o an increase in the market price of purchased power; and
     o increased purchased power volume due to increased demand for electricity and to offset decreased nuclear generation due to maintenance, inspection, and refueling outages during the year.

The increased fuel and purchased power expenses were partially offset by a $23.5 million adjustment to the deferred fuel balance as a result of the 1999 and 2000 Rider ECR filings. This adjustment reflects deferred costs that Entergy Arkansas expects to recover in the future.

Other operation and maintenance

      Other operation and maintenance expenses decreased for 2001 primarily due to:

     o a decrease in damage expenses of $49.7 million primarily due to a reversal of $24.5 million in June 2001, upon recommendation from the APSC, of ice storm costs previously charged to expense in December 2000 (these costs are now reflected in other regulatory assets on Entergy Arkansas' balance sheet). The effect of the reversal of the ice storm costs on net income was largely offset by the adjustment to the transition cost account as a result of the 2000 earnings review in 2001;
     o a decrease in nuclear expenses of $17 million due to maintenance and inspection outages in 2000, compared to no outages in 2001, as well as the steam generator replacement project at ANO 2 in late 2000; and
     o a decrease in outside service expense of $9.3 million primarily due to decreased transition to competition support costs.

The decrease in other operation and maintenance expenses was partially offset by a $15.9 million increase due to the payment of turbine refurbishing costs for the Blytheville plant, the lease of which expired after the summer of 1999.

      Other operation and maintenance expenses increased for 2000 primarily due to:

     o an increase in property damage expense of $14.5 million due to December 2000 ice storms;
     o an increase in nuclear expenses of $7.9 million related to maintenance and inspection outages and the steam generator replacement project at ANO 2;
     o an increase in spending of $7.1 million on vegetation management;
     o an increase in plant maintenance expense of $5.0 million; and
     o an increase in spending of $4.5 million for outside services employed related primarily to transition to competition support work.

                        ENTERGY ARKANSAS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Decommissioning

     Decommissioning expense decreased in 2001 primarily due to the cessation of the ANO Decommissioning rate rider for the calendar year 2001. In October 2000, the APSC concluded that funds previously collected, together with future earnings on those funds, will be sufficient to decommission ANO 1 and 2.

     Decommissioning expense decreased in 2000 primarily due to a true-up of the decommissioning liability in June 2000 for previous over-accruals.

Other regulatory charges (credits) - net

     In 2001, other regulatory credits decreased primarily due to:

     o the accrual of $22.3 million to the transition cost account;
     o the decreased accrual of transition costs recorded as a regulatory asset expected to be recovered in a customer transition tariff; and
     o increased recovery of Grand Gulf 1 costs due to an increase in the Grand Gulf 1 rider effective January 2001, partially offset by a later decrease in the rider effective July 2001.

     In 2000, other regulatory credits increased primarily due to:

     o a $16.6 million under-recovery of Grand Gulf 1 costs as a result of a decreased rate rider that became effective in January 2000 as ordered by the APSC;
     o the recording of a regulatory asset for certain transition costs expected to be recovered in a customer transition tariff; and
     o accruals in 1999 of $15.4 million to the transition cost account.

      The transition cost account and the December 2000 ice storms are discussed in more detail in Note 2 to the financial statements.

Other

Other income

      Other income decreased in 2001 primarily due to a decrease in the allowance for equity funds used during construction due to a lower construction work in progress balance during 2001 compared to the same period in 2000. The construction balance was lower because the ANO 2 replacement steam generators were placed in service in late 2000.

Interest charges

     Interest charges increased in 2001 primarily due to:

     o a decrease in the allowance for borrowed funds used for construction because of the lower construction work in progress balance during 2001;
     o the issuance of $100 million of long-term debt in July 2001; and
     o interest expense on a $63 million credit facility obtained in January 2001.

                        ENTERGY ARKANSAS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


      Interest charges increased in 2000 due to the issuance of $100 million of long-term debt in March 2000.

Income taxes

      The effective income tax rates for 2001, 2000, and 1999 were 37.3%, 42.3%, and 43.8%, respectively.

      The effective income tax rate decreased in 2001 primarily due to resolution of matters related to prior year taxes, which were lower than previously estimated. Also contributing to the decreased rate was lower tax depreciation.

 				 ENTERGY ARKANSAS, INC.
				    INCOME STATEMENTS

                                                            For the Years Ended December 31,
                                                              2001         2000        1999
                                                                      (In Thousands)

                 OPERATING REVENUES
Domestic electric                                          $1,776,776   $1,762,635  $1,541,894
        						   ----------   ----------  ----------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 397,080      258,294     257,946
   Purchased power                                            397,885      560,793     455,425
   Nuclear refueling outage expenses                           28,695       25,884      29,857
   Other operation and maintenance                            364,409      427,409     389,462
Decommissioning                                                    13        3,845      10,670
Taxes other than income taxes                                  35,186       39,662      36,669
Depreciation and amortization                                 174,539      169,806     161,234
Other regulatory charges (credits) - net                         (721)     (33,078)      5,230
        						   ----------   ----------  ----------
TOTAL                                                       1,397,086    1,452,615   1,346,493
        						   ----------   ----------  ----------

OPERATING INCOME                                              379,690      310,020     195,401
        						   ----------   ----------  ----------

                    OTHER INCOME
Allowance for equity funds used during construction             6,115       15,020      12,866
Interest and dividend income                                    8,983        8,784       7,274
Miscellaneous - net                                            (5,109)      (4,453)     (3,652)
        						   ----------   ----------  ----------
TOTAL                                                           9,989       19,351      16,488
        						   ----------   ----------  ----------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                     90,260       88,140      80,800
Other interest - net                                           14,163        8,360      11,123
Distributions on preferred securities of subsidiary             5,100        5,100       5,100
Allowance for borrowed funds used during construction          (3,962)      (9,788)     (8,459)
        						   ----------   ----------  ----------
TOTAL                                                         105,561       91,812      88,564
        						   ----------   ----------  ----------

INCOME BEFORE INCOME TAXES                                    284,118      237,559     123,325

Income taxes                                                  105,933      100,512      54,012
        						   ----------   ----------  ----------

NET INCOME                                                    178,185      137,047      69,313

Preferred dividend requirements and other                       7,744        7,776      10,854
        						   ----------   ----------  ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $170,441     $129,271     $58,459
                                                           ==========   ==========  ==========
See Notes to Financial Statements.

     				    ENTERGY ARKANSAS, INC.
		 	           STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                                2001         2000        1999
                                                                        (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                     $178,185     $137,047     $69,313
Noncash items included in net income:
  Other regulatory charges (credits) - net                         (721)     (33,078)      5,230
  Depreciation, amortization, and decommissioning               174,552      173,651     171,904
  Deferred income taxes and investment tax credits                6,389       39,776      22,421
  Allowance for equity funds used during construction            (6,115)     (15,020)    (12,866)
Changes in working capital:
  Receivables                                                   (16,073)     (47,647)     40,375
  Fuel inventory                                                  5,437       (6,512)     (4,633)
  Accounts payable                                             (206,185)     141,172      56,985
  Taxes accrued                                                  64,018        1,731     (30,054)
  Interest accrued                                                2,920        5,246      (2,908)
  Deferred fuel costs                                            89,184       35,993      38,814
  Other working capital accounts                                 23,283       17,162       2,444
Provision for estimated losses and reserves                        (978)        (895)     (8,116)
Changes in other regulatory assets                              (39,924)     (85,452)     45,898
Other                                                           139,206       58,386     (42,249)
 						               --------     --------    --------
Net cash flow provided by operating activities                  413,178      421,560     352,558
 						               --------     --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                      (280,755)    (369,370)   (238,009)
Allowance for equity funds used during construction               6,115       15,020      12,866
Nuclear fuel purchases                                          (19,103)     (44,722)    (32,517)
Proceeds from sale/leaseback of nuclear fuel                     19,103       44,722      32,517
Decommissioning trust contributions and realized
    change in trust assets                                      (10,105)     (15,761)    (17,746)
Changes in other temporary investments - net                    (38,397)           -           -
Other regulatory investments                                     (3,460)     (97,343)    (39,243)
 						               --------     --------    --------
Net cash flow used in investing activities                     (326,602)    (467,454)   (282,132)
 						               --------     --------    --------
                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                     97,384       99,381           -
Retirement of long-term debt                                          -         (220)    (39,607)
Redemption of preferred stock                                         -            -     (22,666)
Dividends paid:
  Common stock                                                  (82,500)     (44,600)    (82,700)
  Preferred stock                                                (5,832)      (7,691)    (11,696)
 						               --------     --------    --------
Net cash flow provided by (used in) financing activities          9,052       46,870    (156,669)
 						               --------     --------    --------

Net increase (decrease) in cash and cash equivalents             95,628          976     (86,243)

Cash and cash equivalents at beginning of period                  7,838        6,862      93,105
 						               --------     --------    --------

Cash and cash equivalents at end of period                     $103,466       $7,838      $6,862
     							       ========	    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                         $101,330      $91,291     $94,872
  Income taxes                                                  $31,939      $60,291     $61,273
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                ($14,843)     ($3,920)    $22,980
  Proceeds from long-term debt issued for the purpose
   of refunding prior long-term debt                            $47,000            -           -

See Notes to Financial Statements.

 			        ENTERGY ARKANSAS, INC.
			            BALANCE SHEETS
			                ASSETS

                                                                     December 31,
                                                                   2001           2000
                                                                     (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                            $18,331        $7,838
  Temporary cash investments - at cost,
    which approximates market                                      85,135             -
							       ----------    ----------
        Total cash and cash equivalents                           103,466         7,838
							       ----------    ----------
Other temporary investments                                        38,397             -
Accounts receivable:
  Customer                                                         80,719        98,550
  Allowance for doubtful accounts                                  (1,667)       (1,667)
  Associated companies                                             65,102        22,286
  Other                                                            20,889        26,221
  Accrued unbilled revenues                                        62,307        65,887
							       ----------    ----------
    Total accounts receivable                                     227,350       211,277
							       ----------    ----------
Deferred fuel costs                                                17,246       102,970
Accumulated deferred income taxes                                  22,698             -
Fuel inventory - at average cost                                    4,372         9,809
Materials and supplies - at average cost                           75,499        80,682
Deferred nuclear refueling outage costs                            14,508        23,541
Prepayments and other                                              53,386         5,540
							       ----------    ----------
TOTAL                                                             556,922       441,657
							       ----------    ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                               11,217        11,217
Decommissioning trust funds                                       351,114       355,852
Non-utility property - at cost (less accumulated depreciation)      1,465         1,469
Other - at cost (less accumulated depreciation)                     2,976         3,032
							       ----------    ----------
TOTAL                                                             366,772       371,570
							       ----------    ----------

                      UTILITY PLANT
Electric                                                        5,399,294     5,274,066
Property under capital lease                                       35,604        40,289
Construction work in progress                                     157,994        87,389
Nuclear fuel under capital lease                                   65,556       107,023
Nuclear fuel                                                        8,156         6,720
							       ----------    ----------
TOTAL UTILITY PLANT                                             5,666,604     5,515,487
Less - accumulated depreciation and amortization                2,615,013     2,534,463
							       ----------    ----------
UTILITY PLANT - NET                                             3,051,591     2,981,024
							       ----------    ----------
             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                 164,146       162,952
  Unamortized loss on reacquired debt                              40,817        44,428
  Other regulatory assets                                         260,535       221,805
Other                                                              10,797         4,775
							       ----------    ----------
TOTAL                                                             476,295       433,960
							       ----------    ----------

TOTAL ASSETS                                                   $4,451,580    $4,228,211
      							       ==========    ==========
See Notes to Financial Statements.


		                ENTERGY ARKANSAS, INC.
                                    BALANCE SHEETS
                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      December 31,
                                                                   2001           2000
                                                                     (In Thousands)

                   CURRENT LIABILITIES
Currently maturing long-term debt                                 $85,000          $100
Notes payable                                                         667           667
Accounts payable:
  Associated companies                                             32,868        94,776
  Other                                                            87,036       231,313
Customer deposits                                                  32,589        29,775
Taxes accrued                                                     104,281        40,263
Accumulated deferred income taxes                                       -        55,127
Interest accrued                                                   30,544        27,624
Obligations under capital leases                                   51,973        45,962
System Energy refund                                               53,732             -
Other                                                              17,221        14,942
							       ----------    ----------
TOTAL                                                             495,911       540,549
							       ----------    ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                 809,742       715,891
Accumulated deferred investment tax credits                        83,239        88,264
Obligations under capital leases                                   49,187       101,350
Transition to competition                                         152,414       119,553
Accumulated provisions                                             41,415        42,393
Other                                                             107,424        64,267
							       ----------    ----------
TOTAL                                                           1,243,421     1,131,718
							       ----------    ----------
Long-term debt                                                  1,308,075     1,239,712
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                 60,000        60,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                              116,350       116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 2001
  and 2000                                                            470           470
Paid-in capital                                                   591,127       591,127
Retained earnings                                                 636,226       548,285
							       ----------    ----------
TOTAL                                                           1,344,173     1,256,232

							       ----------    ----------
Commitments and Contingencies

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,451,580    $4,228,211
 							       ==========    ==========
See Notes to Financial Statements.

		          ENTERGY ARKANSAS, INC.
  	              STATEMENTS OF RETAINED EARNINGS

                                          For the Years Ended December 31,
                                           2001        2000        1999
                                                  (In Thousands)
Retained Earnings, January 1              $548,285   $463,614    $487,855

  Add:
    Net income                             178,185    137,047      69,313

  Deduct:
    Dividends declared:
      Preferred stock                        7,744      7,776       9,223
      Common stock                          82,500     44,600      82,700
    Capital stock expenses and other             -          -       1,631
					  --------   --------    --------
        Total                               90,244     52,376      93,554
					  --------   --------    --------

Retained Earnings, December 31            $636,226   $548,285    $463,614
         				  ========   ========    ========

See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                               2001       2000        1999        1998        1997
                                                 (In Thousands)
Operating revenues         $1,776,776  $1,762,635  $1,541,894  $1,608,698  $1,715,714
Net income                 $  178,185  $  137,047  $   69,313  $  110,951  $  127,977
Total assets               $4,451,580  $4,228,211  $3,917,111  $4,006,651  $4,106,877
Long-term obligations (1)  $1,417,262  $1,401,062  $1,265,846  $1,335,248  $1,419,728

(1) Includes long-term debt (excluding currently maturing debt), preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                 2001          2000         1999        1998         1997
Electric Operating Revenues:                         (Dollars In Thousands)
   Residential                   $586,361     $561,363      $533,245     $562,325     $551,821
   Commercial                     329,437      307,320       288,677      288,816      332,715
   Industrial                     370,772      353,046       335,824      330,016      372,083
   Governmental                    16,149       14,935        14,606       14,640       18,200
                               ---------------------------------------------------------------
     Total retail               1,302,719    1,236,664     1,172,352    1,195,797    1,274,819
   Sales for resale:
     Associated companies         240,073      245,541       178,150      149,603      213,845
     Non-associated companies     201,111      234,873       193,449      240,090      215,249
   Other                           32,873       45,557        (2,057)      23,208       11,801
                               ---------------------------------------------------------------
     Total                     $1,776,776   $1,762,635    $1,541,894   $1,608,698   $1,715,714
                               ===============================================================
Billed Electric Energy
 Sales (GWH):
   Residential                      6,918        6,791         6,493        6,613        5,988
   Commercial                       5,162        5,063         4,880        4,773        4,445
   Industrial                       7,052        7,240         7,054        6,837        6,647
   Governmental                       245          239           237          233          239
                               ---------------------------------------------------------------
     Total retail                  19,377       19,333        18,664       18,456       17,319
   Sales for resale:
     Associated companies           7,217        6,513         7,592        6,500        9,557
     Non-associated companies       4,909        5,537         4,868        5,948        6,828
                               ---------------------------------------------------------------
     Total                         31,503       31,383        31,124       30,904       33,704
                               ===============================================================



                                              2002     2003     2004      after
                                                                          2004
                                                       (In Millions)
Planned construction and capital investment    $239     $200     $194        N/A
Long-term debt maturities                       $85     $255       $-     $1,053
Short-term facility maturities (1)               $-      N/A      N/A        N/A
Capital and operating lease payments            $31      $22      $22        $45
Unconditional fuel and purchased power         $228     $200     $203     $1,428
  obligations
Nuclear fuel lease obligations (2)              $47      $19      N/A        N/A

 (1) Entergy Arkansas' 364-day credit facility is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES".

 (2) It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Entergy Gulf States, Inc.:

We have audited the accompanying balance sheets of Entergy Gulf States, Inc. as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows (pages 111 through 115 and pages 161 through 227) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 31, 2002

                       ENTERGY GULF STATES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Net Income


      Net income decreased slightly in 2001 primarily due to decreased unbilled revenue, less favorable sales volume and weather, and increased interest expense. The decrease was offset by lower rate refund provisions, decreased nuclear refueling outage expenses, increased interest income, and lower income taxes.

      Net income increased in 2000 primarily due to increased sales volume, increased unbilled revenue, increased wholesale revenue, and decreased charges for regulatory reserves.

Revenues and Sales


Electric operating revenues

      The changes in electric operating revenues for the twelve months ended December 31, 2001 and 2000 are as follows:

                                          Increase/(Decrease)
                      Description            2001     2000
                                             (In Millions)

                Base rate changes            $35.9    ($83.2)
                Fuel cost recovery           200.9     342.5
                Sales volume/weather         (30.9)     40.7
                Unbilled revenue             (96.8)     33.7
                Other revenue                 (2.0)     (3.9)
                Sales for resale              12.9      58.7
                                            ------    ------
                Total                       $120.0    $388.5
                                            ======    ======

Base rate changes

      In 2001, base rate changes increased primarily due to lower accruals for rate refund provisions in 2001.

     In 2000, base rate changes decreased primarily due to the reversal in 1999 of regulatory reserves associated with the accelerated amortization of accounting order deferrals and rate refunds in conjunction with the Texas rate settlement in June 1999.

     The LPSC and PUCT rate issues are discussed in Note 2 to the financial statements.

Fuel cost recovery

     Entergy Gulf States is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy Gulf States' financial statements such that these costs generally have no net effect on earnings.

                       ENTERGY GULF STATES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

     In 2001, fuel cost recovery revenues increased in both operational jurisdictions of Entergy Gulf States. In the Louisiana jurisdiction, fuel recovery revenues increased $103.9 million due to the recovery through the fuel adjustment clause of higher fuel and purchased power costs in 2001. In the Louisiana jurisdiction, these fuel costs are recovered on a two-month lag. In the Texas jurisdiction, fuel cost recovery revenues increased $97 million due to increases in the fixed fuel factor in March 2001 and August 2001 as well as a fuel recovery surcharge which became effective in February 2001 and expired in December 2001.

     In 2000, fuel cost recovery revenues increased primarily due to increased market prices for fuel and purchased power, resulting in an increased recovery of $226.7 million in the Louisiana jurisdiction. Fuel cost recovery revenues increased in the Texas jurisdiction by $82.4 million due to a higher fuel recovery factor that became effective in September 1999 and by $33.4 million due to a fuel surcharge implemented in January 2000.

Sales volume/weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. Lower electric sales volume reduced revenues for 2001 primarily due to decreased usage of 379 GWH in the residential and commercial sectors as a result of less favorable summer weather. Lower usage in the industrial sector of 1,302 GWH also contributed to the decrease in electric sales.

     In 2000, higher electric sales volume increased revenues primarily due to more favorable weather. The effect of more favorable winter weather increased usage by 462 GWH in the residential and commercial sectors. The increase in revenues was also due to increased usage of 276 GWH in the industrial sector.

Unbilled revenue

      In 2001, unbilled revenue decreased as a result of higher fuel prices and more favorable weather in December 2000.

      In 2000, unbilled revenue increased due to the effect of a change in estimate on unbilled revenue, more favorable weather, and increased sales volume.

Sales for resale

      In 2001, sales for resale increased primarily due to increased sales volume to municipal and co-op customers coupled with an increase in the average price of energy supplied, partially offset by decreased sales volume to adjoining utility systems and affiliated companies due to decreased demand.

      In 2000, sales for resale increased primarily due to increased sales volume including sales of energy from the non-regulated piece of River Bend to affiliated companies. Such sales volume was possible as a result of increased generation, particularly nuclear generation, resulting in more energy available for resale.

                       ENTERGY GULF STATES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Gas and steam operating revenues

      Gas operating revenues increased in 2001 primarily due to a 39% increase in the market price for natural gas as well as increased sales volume in the residential and commercial sectors, particularly during the first quarter of 2001. The increase in gas revenues was largely offset by increased expense for gas purchased for resale.

     Gas operating revenues increased in 2000 due to an increase in the market price for natural gas as well as increased sales volume in the residential and commercial sectors.

     In 2000, steam operating revenues decreased primarily due to a new lease arrangement that began in June 1999 for the Louisiana Station 1 generating facility. Under the new arrangement, revenues and expenses are now classified as other income. The previous classifications were steam operating revenues and other operation and maintenance expenses.

Expenses

Fuel and purchased power

     In 2001, fuel and purchased power expenses increased primarily due to adjustments to the deferred fuel balance as a result of the over-recovery of fuel and purchased power costs. The over-recovery in the Louisiana jurisdiction is due to the collection of higher fuel and purchased power costs through the fuel adjustment clause as discussed above. The over-recovery in the Texas jurisdiction is due to increases in the fixed fuel factor and a fuel recovery surcharge.

     In 2000, fuel and purchased power expenses increased primarily due to:

     o higher market prices for gas and purchased power;
     o increased nuclear generation; and
     o an adjustment in March 2000 of $11.5 million to the Texas jurisdiction deferred fuel balance as a result of a fuel reconciliation settlement with the PUCT.

Nuclear refueling outage expenses

      In  2001, nuclear refueling outage expenses decreased as a result
of  the  lower  accrual of anticipated future outage  expenses.   River
Bend's next refueling outage is not scheduled until 2003.

Other operation and maintenance expenses

     In 2000, other operation and maintenance expenses increased primarily due to increased expenses of $12.6 million in outside services employed related to legal and contract services for transition work and increased nuclear plant operations costs of $5.8 million. These increases were largely offset by decreases in pension and benefits costs of $7.3 million and a decrease in environmental reserve charges of $5.7 million.

Depreciation and amortization

      In 2000, depreciation and amortization increased primarily due to a review of plant-in-service dates for consistency with regulatory treatment, reducing depreciation expense by $6.7 million in 1999, as well as additional depreciation expense related to net capital additions in 2000.

                       ENTERGY GULF STATES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Other regulatory credits

     In 2001, other regulatory credits increased due to:

     o the establishment of the Texas System Benefit Fund; and
     o the deferral of the Louisiana Retail jurisdiction portion of capacity charges included in purchased power costs for the summers of 2000 and 2001 that Entergy Gulf States expects to recover in the future.

The increase was partially offset by the amortization of the 2000 capacity charges, which will occur through July 2002.

     In 2000, other regulatory credits decreased due to:

     o the amortization of the Year 2000 regulatory asset deferred in 1999; and
     o the completion of the amortization of the deferred financing costs in accordance with the December 1998 rate order settlement with the PUCT.

Amortization of rate deferrals

      In 2000, the amortization of rate deferrals decreased primarily due to the large reduction in the rate deferral balance upon the PUCT's approval in June 1999 of the Texas rate settlement. This settlement increased amortization expense in 1999 but was offset by increased revenues.

      As of December 31, 2001, the rate deferrals have been fully amortized.

Other

Other income

      In 2001, other income increased primarily due to increased interest income recorded on the deferred fuel balance.

      In 2000, other income decreased primarily due to decreased non-utility operating income from Louisiana Station 1 as well as the 1999 adjustment to the accumulated depreciation balance of River Bend abeyed plant.

Interest charges

     Interest charges increased in 2001 primarily due to:

     o the issuance of $300 million of long-term debt in June 2000 and the net issuance of an additional $177 million of long-term debt in August 2001; and
     o an adjustment to the liability for deferred compensation for certain former Entergy Gulf States employees in accord with an actuarial study.

     In 2000, interest charges increased as a result of the issuance of $300 million of long-term debt in June 2000.

                       ENTERGY GULF STATES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Income taxes

      The effective income tax rates for 2001, 2000, and 1999 were 31.4%, 36.5%, and 37.6%, respectively.

      The decrease in the effective income tax rate in 2001 was primarily due to accelerated tax depreciation deductions accounted for on a flow-through basis and an adjustment of prior year taxes, which were lower than estimated.


				ENTERGY GULF STATES, INC.
			           INCOME STATEMENTS

                                                              For the Years Ended December 31,
                                                                2001         2000        1999
                                                                        (In Thousands)

                  OPERATING REVENUES
Domestic electric                                            $2,590,836   $2,470,884  $2,082,358
Natural gas                                                      57,724       40,356      28,998
Steam products                                                        -            -      15,852
							     ----------   ----------  ----------
TOTAL                                                         2,648,560    2,511,240   2,127,208
							     ----------   ----------  ----------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 1,061,037      895,361     634,726
   Purchased power                                              467,196      455,300     365,245
   Nuclear refueling outage expenses                             11,159       16,663      16,307
   Other operation and maintenance                              422,667      423,031     419,713
Decommissioning                                                   6,247        6,273       7,588
Taxes other than income taxes                                   118,670      120,428     111,872
Depreciation and amortization                                   191,120      189,149     185,254
Other regulatory credits - net                                  (32,334)     (13,860)    (24,092)
Amortization of rate deferrals                                    5,606        5,606      89,597
							     ----------   ----------  ----------
TOTAL                                                         2,251,368    2,097,951   1,806,210
							     ----------   ----------  ----------

OPERATING INCOME                                                397,192      413,289     320,998
							     ----------   ----------  ----------

                     OTHER INCOME
Allowance for equity funds used during construction               9,248        7,617       6,306
Gain on sale of assets                                            2,454        2,327       2,046
Interest and dividend income                                     24,818       16,428      18,069
Miscellaneous - net                                              (7,148)      (3,692)          4
							     ----------   ----------  ----------
TOTAL                                                            29,372       22,680      26,425
							     ----------   ----------  ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                      153,393      143,053     138,602
Other interest - net                                             13,537        8,458       6,994
Distributions on preferred securities of subsidiary               7,438        7,438       7,438
Allowance for borrowed funds used during construction            (9,286)      (6,926)     (5,776)
							     ----------   ----------  ----------
TOTAL                                                           165,082      152,023     147,258
							     ----------   ----------  ----------

INCOME BEFORE INCOME TAXES                                      261,482      283,946     200,165

Income taxes                                                     82,038      103,603      75,165
							     ----------   ----------  ----------

NET INCOME                                                      179,444      180,343     125,000

Preferred dividend requirements and other                         5,025        9,998      17,423
							     ----------   ----------  ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                   $174,419     $170,345    $107,577
                                                             ==========   ==========  ==========
See Notes to Financial Statements.


				   ENTERGY GULF STATES, INC.
				    STATEMENTS OF CASH FLOWS

                                                                For the Years Ended December 31,
                                                                 2001        2000        1999
                                                                         (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                      $179,444    $180,343    $125,000
Noncash items included in net income:
  Amortization of rate deferrals                                   5,606       5,606      89,597
  Reserve for regulatory adjustments                             (27,374)    (49,571)    (97,953)
  Other regulatory credits - net                                 (32,334)    (13,860)    (24,092)
  Depreciation, amortization, and decommissioning                197,367     195,422     192,842
  Deferred income taxes and investment tax credits                 4,320      54,279      (1,495)
  Allowance for equity funds used during construction             (9,248)     (7,617)     (6,306)
  Gain on sale of assets                                          (2,454)     (2,327)     (2,046)
Changes in working capital:
  Receivables                                                     59,132    (131,643)      9,791
  Fuel inventory                                                 (16,753)      1,013      (8,070)
  Accounts payable                                              (151,090)    130,435      42,370
  Taxes accrued                                                  (41,764)     30,570      46,018
  Interest accrued                                                  (125)     14,969     (14,061)
  Deferred fuel costs                                            161,396     (26,291)     40,851
  Other working capital accounts                                   6,183      20,896     (10,954)
Provision for estimated losses and reserves                       (3,593)     (1,991)      8,496
Changes in other regulatory assets                               (54,613)    (47,777)    (59,242)
Other                                                             64,386      51,424      56,817
  							        --------    --------    --------
Net cash flow provided by operating activities                   338,486     403,880     387,563
  							        --------    --------    --------

                  INVESTING ACTIVITIES
Construction expenditures                                       (317,776)   (277,635)   (199,076)
Allowance for equity funds used during construction                9,248       7,617       6,306
Nuclear fuel purchases                                           (14,148)    (34,735)    (53,293)
Proceeds from sale/leaseback of nuclear fuel                      15,222      34,154      53,293
Decommissioning trust contributions and realized
    change in trust assets                                       (11,319)    (12,051)    (10,853)
Changes in other temporary investments - net                     (44,643)          -           -
Other regulatory investments                                           -    (127,377)    (42,412)
  							        --------    --------    --------
Net cash flow used in investing activities                      (363,416)   (410,027)   (246,035)
  							        --------    --------    --------

                  FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                         298,554     298,819     122,906
Retirement of long-term debt                                    (124,829)       (185)   (197,960)
Redemption of preferred stock                                     (4,573)   (157,658)    (25,931)
Dividends paid:
  Common stock                                                   (83,700)    (88,000)   (107,000)
  Preferred stock                                                 (5,073)    (10,862)    (16,967)
  							        --------    --------    --------
Net cash flow provided by (used in) financing activities          80,379      42,114    (224,952)
  							        --------    --------    --------

Net increase (decrease) in cash and cash equivalents              55,449      35,967     (83,424)

Cash and cash equivalents at beginning of period                  68,279      32,312     115,736
  							        --------    --------    --------

Cash and cash equivalents at end of period                      $123,728     $68,279     $32,312
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                          $169,067    $136,154    $161,326
  Income taxes                                                  $107,726     $23,259     $28,410
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                  ($9,492)    ($3,172)    $14,054

 See Notes to Financial Statements.


                              ENTERGY GULF STATES, INC.
                                    BALANCE SHEETS
                                         ASSETS

                                                                          December 31,
                                                                        2001        2000
                                                                          (In Thousands)

                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $19,503     $10,726
  Temporary cash investments - at cost,
    which approximates market                                           104,225      57,553
     							             ----------  ----------
        Total cash and cash equivalents                                 123,728      68,279
     							             ----------  ----------
Other temporary investments                                              44,643           -
Accounts receivable:
  Customer                                                               81,136     125,412
  Allowance for doubtful accounts                                        (2,131)     (2,131)
  Associated companies                                                   34,032      27,660
  Other                                                                  53,249      22,837
  Accrued unbilled revenues                                              84,744     136,384
     							             ----------  ----------
    Total accounts receivable                                           251,030     310,162
     							             ----------  ----------
Deferred fuel costs                                                     126,730     288,126
Fuel inventory - at average cost                                         54,011      37,258
Materials and supplies - at average cost                                 95,674     100,018
Rate deferrals                                                                -       5,606
Prepayments and other                                                    22,373      22,332
     							             ----------  ----------
TOTAL                                                                   718,189     831,781
     							             ----------  ----------

              OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                             245,382     243,555
Non-utility property - at cost (less accumulated depreciation)          194,830     194,422
Other                                                                    15,970      14,826
     							             ----------  ----------
TOTAL                                                                   456,182     452,803
     							             ----------  ----------

                       UTILITY PLANT
Electric                                                              7,694,226   7,574,905
Property under capital lease                                             28,087      38,564
Natural gas                                                              59,100      56,163
Construction work in progress                                           221,730     144,814
Nuclear fuel under capital lease                                         67,688      57,472
     							             ----------  ----------
TOTAL UTILITY PLANT                                                   8,070,831   7,871,918
Less - accumulated depreciation and amortization                      3,750,770   3,680,662
     							             ----------  ----------
UTILITY PLANT - NET                                                   4,320,061   4,191,256
     							             ----------  ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                       426,623     403,934
  Unamortized loss on reacquired debt                                    34,321      37,903
  Other regulatory assets                                               201,329     169,405
Long-term receivables                                                    26,576      29,586
Other                                                                    26,460      17,349
     							             ----------  ----------
TOTAL                                                                   715,309     658,177
     							             ----------  ----------

TOTAL ASSETS                                                         $6,209,741  $6,134,017
                                                                     ==========  ==========
See Notes to Financial Statements.

                               ENTERGY GULF STATES, INC.
                                    BALANCE SHEETS
                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         December 31,
                                                                        2001        2000
                                                                         (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                      $147,921    $122,750
Accounts payable:
  Associated companies                                                   38,728      66,312
  Other                                                                 135,023     258,529
Customer deposits                                                        45,876      37,489
Taxes accrued                                                            90,604     132,368
Accumulated deferred income taxes                                        21,412      94,032
Nuclear refueling outage costs                                            2,080      10,209
Interest accrued                                                         43,414      43,539
Obligations under capital leases                                         36,668      42,524
Other                                                                    20,995      19,418
     							             ----------  ----------
TOTAL                                                                   582,721     827,170
     							             ----------  ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     1,227,084   1,115,119
Accumulated deferred investment tax credits                             163,766     171,000
Obligations under capital leases                                         60,163      53,512
Other regulatory liabilities                                                  -         669
Decommissioning                                                         144,926     142,604
Transition to competition                                                79,098      72,381
Regulatory reserves                                                      33,591      60,965
Accumulated provisions                                                   63,811      67,404
Other                                                                    93,719      98,501
     							             ----------  ----------
TOTAL                                                                 1,866,158   1,782,155
     							             ----------  ----------

Long-term debt                                                        1,958,897   1,808,879
Preferred stock with sinking fund                                        26,185      30,758
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                       85,000      85,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                     47,327      47,677
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2001 and 2000            114,055     114,055
Paid-in capital                                                       1,157,459   1,153,195
Retained earnings                                                       371,939     285,128
     							             ----------  ----------
TOTAL                                                                 1,690,780   1,600,055
     							             ----------  ----------

Commitments and Contingencies

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $6,209,741  $6,134,017
                                                                     ==========  ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                    STATEMENTS OF RETAINED EARNINGS

                                        For the Years Ended December 31,
                                          2001        2000        1999
                                                 (In Thousands)
Retained Earnings, January 1              $285,128   $202,782    $202,205

  Add:
    Net income                             179,444    180,343     125,000

  Deduct:
    Dividends declared:
     Preferred and preference stock          5,025      9,933      16,784
     Common stock                           83,700     88,000     107,000
    Capital stock expenses and other         3,908         64         639
					  --------   --------    --------
        Total                               92,633     97,997     124,423
					  --------   --------    --------

Retained Earnings, December 31            $371,939   $285,128    $202,782
                                          ========   ========    ========
See Notes to Financial Statements.


              ENTERGY GULF STATES, INC. AND SUBSIDIARIES

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                              2001         2000        1999        1998        1997
                                                  (In Thousands)
Operating revenues         $2,648,560   $2,511,240  $2,127,208  $1,853,809  $2,147,829
Net income                 $  179,444   $  180,343  $  125,000  $   46,393  $   59,976
Total assets               $6,209,741   $6,134,017  $5,733,022  $6,293,744  $6,488,637
Long-term obligations (1)  $2,130,245   $1,978,149  $1,966,269  $1,993,811  $2,098,752

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                  2001          2000         1999         1998         1997
Electric Operating Revenues:                         (Dollars In Thousands)
   Residential                    $787,960     $717,453      $607,875      $605,759     $624,862
   Commercial                      587,148      505,346       430,291       422,944      452,724
   Industrial                      945,733      870,594       718,779       704,393      740,418
   Governmental                     38,215       32,939        28,475        35,930       33,774
                                ----------------------------------------------------------------
     Total retail                2,359,056    2,126,332     1,785,420     1,769,026    1,851,778
   Sales for resale:
     Associated companies           72,961       93,675        38,416        14,172       14,260
     Non-associated companies      146,092      112,522       109,132       112,182       59,015
   Other (1)                        12,727      138,355       149,390      (117,796)     136,458
                                ----------------------------------------------------------------
     Total                      $2,590,836   $2,470,884    $2,082,358    $1,777,584   $2,061,511
                                ================================================================
Billed Electric Energy
 Sales (GWH):
   Residential                       9,059        9,405         8,929         8,903        8,178
   Commercial                        7,668        7,660         7,310         6,975        6,575
   Industrial                       16,658       17,960        17,684        18,158       18,038
   Governmental                        452          450           425           560          481
                                ----------------------------------------------------------------
     Total retail                   33,837       35,475        34,348        34,596       33,272
   Sales for resale:
     Associated companies            1,087        1,381           677           380          414
     Non-associated companies        3,305        3,248         3,408         3,701        1,503
                                ----------------------------------------------------------------
     Total Electric Department      38,229       40,104        38,433        38,677       35,189
                                ================================================================

(1) 1998 includes the effects of an Entergy Gulf States reserve for rate refund.


                                             2002     2003     2004     after
                                                                        2004
                                                      (In Millions)
Planned construction and capital investment   $317     $265     $277      N/A
Long-term debt maturities                     $148     $339     $592   $1,028
Capital and operating lease payments           $26      $26      $27      $40
Unconditional fuel and purchased power         $53      $34      $32      N/A
  obligations
Nuclear fuel lease obligations (1)             $30      $39      N/A      N/A

 (1) It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Entergy Louisiana, Inc.:

We have audited the accompanying balance sheets of Entergy Louisiana, Inc. as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows (pages 122 through 127 and pages 161 through 227) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 31, 2002

                        ENTERGY LOUISIANA, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Net Income

      Net income decreased in 2001 primarily due to decreased unbilled revenue and less favorable sales volume and weather. The decrease was partially offset by decreases in rate refund provisions and other operation and maintenance expenses, an increase in regulatory credits, and a refund from System Energy as a result of receipt of a final FERC order in System Entergy's rate proceeding. The adjustments necessary to record the effects of the FERC order reduced purchased power expenses by $68.1 million ($41.9 million net-of-tax).

       Net income decreased in 2000 primarily due to increased depreciation and amortization costs, increased other operation and maintenance expenses, and decreased unbilled revenue and other regulatory credits, partially offset by decreased provisions for rate refunds.

Revenues and Sales

      The changes in electric operating revenues for the twelve months ended December 31, 2001 and 2000 are as follows:

                                           Increase/(Decrease)
                       Description            2001     2000
                                              (In Millions)

                 Base rate changes            $31.8     ($4.7)
                 Fuel cost recovery           (28.2)    270.8
                 Sales volume/weather         (33.0)     23.9
                 Unbilled revenue            (128.0)     (9.2)
                 Other revenue                  9.0      (4.3)
                 Sales for resale             (12.1)    (20.7)
                                            -------    ------
                 Total                      ($160.5)   $255.8
                                            =======    ======

Base rate changes

      In 2001, base rate changes increased primarily due to $48 million of lower accruals for potential rate refunds and $11 million of higher prices for special-use industrial customers as a result of decreased usage which is reflected in sales volume/weather. The increase in base rate changes was partially offset by additional formula rate plan reductions of $27 million effective August 2000 and October 2001 in the residential, commercial, and industrial sectors.

      In 2000, base rate changes decreased primarily due to additional formula rate plan reductions in the residential, commercial, and industrial sectors, partially offset by lower accruals for potential rate refunds.

Fuel cost recovery revenues

     Entergy Louisiana is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy Louisiana's financial statements such that these costs generally have no net effect on earnings.

                         ENTERGY LOUISIANA, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

     In 2001, fuel cost recovery revenues decreased as a result of lower fuel and purchased power expenses primarily due to the decreased market price of natural gas coupled with decreased generation requirements.

     In 2000, fuel cost recovery revenues increased as a result of higher fuel and purchased power expenses primarily due to the increased market price of natural gas.

Sales volume/weather

     Electric sales vary seasonally in response to weather and usually peak in the summer. In 2001, lower electric sales volume decreased revenues due to decreased usage of 168 GWH in the residential sector after adjusting for the weather effect and 782 GWH in the industrial sector. The decreased usage in the industrial sector resulted in higher rates for that sector, which is reflected in base rate changes. The effect of less favorable weather decreased usage by 225 GWH in the residential sector.

     In 2000, higher electric sales volume increased revenues primarily due to more favorable weather, which increased usage by 392 GWH in the residential and commercial sectors. The increase in revenues was also due to increased usage of 132 GWH in the industrial sector.

Unbilled revenue

     In 2001, unbilled revenue decreased primarily due to the effect of higher fuel prices and more favorable weather in December 2000 on the unbilled calculation.

     In 2000, unbilled revenue decreased primarily due to the effect of a change in estimate on the 1999 unbilled revenue calculation.

Sales for resale

     In 2001, sales for resale decreased as a result of decreased demand in addition to a decrease in the average market price of energy.

     In 2000, sales for resale decreased as a result of increased sales to retail customers resulting in less energy available for resale.

Expenses

Fuel and purchased power

     In 2001, fuel and purchased power expenses decreased primarily due to:

     o decreased market prices of natural gas;
     o decreased demand; and
     o the reduction of $68.1 million in purchased power expenses as a result of the FERC-ordered refund from System Energy.

     In 2000, fuel and purchased power expenses increased primarily due to an increase in the market price of natural gas.

                        ENTERGY LOUISIANA, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Other operation and maintenance

      Other  operation  and  maintenance  expenses  decreased  in  2001 primarily due to:

     o a decrease of $11.0 million in outside services employed as a result of legal services for potential rate actions in 2000; and
     o a decrease of $10.7 million in expenses from maintenance and planned maintenance outages at certain fossil plants in 2000.

      Other  operation  and  maintenance  expenses  increased  in  2000 primarily due to:

     o an increase in expenses from maintenance and planned maintenance outages at Waterford 3 and certain fossil plants of $17.9 million;
     o an increase of $11.0 million in outside services employed for legal services for potential rate actions; and
     o an increase in property insurance provisions of $5.0 million primarily due to changes in storm damage provisions effective August 1999.

      The overall increase in other operation and maintenance expenses in 2000 was partially offset by the following:

     o a decrease in injury and damages claims of $3.5 million;
     o a decrease of $3.0 million in benefits expense; and
     o higher nuclear insurance refunds of $1.8 million.

Depreciation and amortization

       In 2000, depreciation and amortization expenses increased primarily due to a review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $3.4 million in August 1999, as well as depreciation expense related to net capital additions in 2000.

Other regulatory charges (credits)

     In 2001, other regulatory credits increased due to the deferral of capacity charges included in purchased power costs for the summers of 2000 and 2001 that Entergy Louisiana expects to recover in the future. The increase was partially offset by the amortization of the 2000 capacity charges. The amortization of these charges will occur through July 2002.

      In 2000, other regulatory credits decreased due to the LPSC-required deferral in 1999 of Year 2000 costs and the amortization of these costs in 2000. The deferred costs are being recovered over a five-year period.

Other

Interest and dividend income

     The decrease in 2001 and the increase in 2000 in interest income were due to interest recorded on deferred fuel costs in 2000.

                        ENTERGY LOUISIANA, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Interest charges

     In 2001, other interest increased primarily due to:

     o interest accrued on reserves provided for fuel-related refunds that were refunded in July through September 2001; and
     o interest accrued on over-recovered fuel and purchased power expenses that will be refunded to customers through the fuel adjustment clause.

     In 2000, interest on long-term debt decreased primarily due to the refinancing and net redemption of $77 million of long-term debt in 1999, partially offset by interest expense incurred on the issuance of $150 million of long-term debt in May 2000.

Income taxes

      The effective income tax rates for 2001, 2000, and 1999 were 39.4%, 40.9%, and 39.0%, respectively.


				 ENTERGY LOUISIANA, INC.
			           INCOME STATEMENTS

                                                               For the Years Ended December 31,
                                                                 2001         2000        1999
                                                                          (In Thousands)
                  OPERATING REVENUES
Domestic electric                                             $1,901,913   $2,062,437  $1,806,594
                                                              ----------   ----------  ----------
                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                    620,415      560,329     421,763
   Purchased power                                               410,435      537,589     418,878
   Nuclear refueling outage expenses                              12,624       13,542      15,756
   Other operation and maintenance                               299,532      318,841     289,348
Decommissioning                                                   10,422       10,422       8,786
Taxes other than income taxes                                     77,376       77,190      75,447
Depreciation and amortization                                    171,217      171,204     161,754
Other regulatory charges (credits) - net                         (24,738)         960      (5,280)
                                                              ----------   ----------  ----------
TOTAL                                                          1,577,283    1,690,077   1,386,452
                                                              ----------   ----------  ----------

OPERATING INCOME                                                 324,630      372,360     420,142
                                                              ----------   ----------  ----------

                     OTHER INCOME
Allowance for equity funds used during construction                4,531        4,328       4,925
Gain on sale of assets                                               152            -           -
Interest and dividend income                                       6,234       10,100       5,102
Miscellaneous - net                                               (4,056)      (3,496)     (2,896)
                                                              ----------   ----------  ----------
TOTAL                                                              6,861       10,932       7,131
                                                              ----------   ----------  ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                        97,887       98,655     103,937
Other interest - net                                              11,889        6,788       7,010
Distributions on preferred securities of subsidiary                6,300        6,300       6,300
Allowance for borrowed funds used during construction             (3,422)      (3,775)     (4,112)
                                                              ----------   ----------  ----------
TOTAL                                                            112,654      107,968     113,135
                                                              ----------   ----------  ----------

INCOME BEFORE INCOME TAXES                                       218,837      275,324     314,138

Income taxes                                                      86,287      112,645     122,368
                                                              ----------   ----------  ----------

NET INCOME                                                       132,550      162,679     191,770

Preferred dividend requirements and other                          7,495        9,514       9,955
                                                              ----------   ----------  ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                    $125,055     $153,165    $181,815
                                                              ==========   ==========  ==========
See Notes to Financial Statements.

				    ENTERGY LOUISIANA, INC.
				   STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                                2001         2000        1999
                                                                        (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                     $132,550     $162,679    $191,770
Noncash items included in net income:
  Reserve for regulatory adjustments                            (11,456)      11,456           -
  Other regulatory charges (credits) - net                      (24,738)         960      (5,280)
  Depreciation, amortization, and decommissioning               181,639      181,626     170,540
  Deferred income taxes and investment tax credits              (27,382)      16,350     (15,487)
  Allowance for equity funds used during construction            (4,531)      (4,328)     (4,925)
  Gain on sale of assets                                           (152)           -           -
Changes in working capital:
  Receivables                                                   131,313      (97,154)    (41,565)
  Accounts payable                                              (50,121)     (11,848)     95,120
  Taxes accrued                                                  (2,897)      (2,555)      7,659
  Interest accrued                                               (1,012)      15,300     (33,066)
  Deferred fuel costs                                           151,544      (81,890)     (9,959)
  Other working capital accounts                                (71,119)      38,064      56,714
Provision for estimated losses and reserves                       4,321        6,114       5,442
Changes in other regulatory assets                                2,569       25,400      38,577
Other                                                            19,987       10,249     (45,146)
                                                              ---------    ---------   ---------
Net cash flow provided by operating activities                  430,515      270,423     410,394
                                                              ---------    ---------   ---------

                 INVESTING ACTIVITIES
Construction expenditures                                      (203,059)    (203,049)   (130,933)
Allowance for equity funds used during construction               4,531        4,328       4,925
Nuclear fuel purchases                                                -      (38,270)    (11,308)
Proceeds from sale/leaseback of nuclear fuel                          -       38,270      11,308
Decommissioning trust contributions and realized
    change in trust assets                                      (13,651)     (12,299)    (13,678)
Changes in other temporary investments - net                     (6,152)           -           -
                                                              ---------    ---------   ---------
Net cash flow used in investing activities                     (218,331)    (211,020)   (139,686)
                                                              ---------    ---------   ---------

                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                          -      148,736     298,092
Retirement of long-term debt                                    (35,088)    (100,000)   (386,707)
Redemption of preferred stock                                   (35,000)           -     (50,000)
Dividends paid:
  Common stock                                                 (134,600)     (62,400)   (197,000)
  Preferred stock                                                (9,047)      (9,514)    (10,389)
                                                              ---------    ---------   ---------
Net cash flow used in financing activities                     (213,735)     (23,178)   (346,004)
                                                              ---------    ---------   ---------

Net increase (decrease) in cash and cash equivalents             (1,551)      36,225     (75,296)

Cash and cash equivalents at beginning of period                 43,959        7,734      83,030
                                                              ---------    ---------   ---------

Cash and cash equivalents at end of period                      $42,408      $43,959      $7,734
                                                              =========    =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                         $110,971      $89,627    $144,731
  Income taxes                                                 $111,507     $105,354    $132,924
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                 ($4,251)     ($2,979)     $4,585

See Notes to Financial Statements.

                               ENTERGY LOUISIANA, INC.
                                   BALANCE SHEETS
                                       ASSETS

                                                                   December 31,
                                                                2001           2000
                                                                  (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                           $28,768       $14,138
  Temporary cash investments - at cost,
    which approximates market                                     13,640        29,821
							      ----------    ----------
        Total cash and cash equivalents                           42,408        43,959
							      ----------    ----------
Other temporary investments                                        6,152             -
Notes receivable                                                       8         1,510
Accounts receivable:
  Customer                                                        48,640       111,292
  Allowance for doubtful accounts                                 (1,771)       (1,771)
  Associated companies                                             9,090        30,518
  Other                                                           47,965        13,698
  Accrued unbilled revenues                                       71,200       152,700
							      ----------    ----------
    Total accounts receivable                                    175,124       306,437
							      ----------    ----------
Deferred fuel costs                                                    -        84,051
Accumulated deferred income taxes                                 42,566             -
Materials and supplies - at average cost                          77,523        77,389
Deferred nuclear refueling outage costs                            4,096        16,425
Prepayments and other                                              9,000         9,996
							      ----------    ----------
TOTAL                                                            356,877       539,767
							      ----------    ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                              14,230        14,230
Decommissioning trust funds                                      119,663       110,263
Non-utility property - at cost (less accumulated depreciation)    21,671        21,700
							      ----------    ----------
TOTAL                                                            155,564       146,193
							      ----------    ----------

                      UTILITY PLANT
Electric                                                       5,456,093     5,357,920
Property under capital lease                                     239,395       238,427
Construction work in progress                                    110,792        85,299
Nuclear fuel under capital lease                                  70,316        63,923
							      ----------    ----------
TOTAL UTILITY PLANT                                            5,876,596     5,745,569
Less - accumulated depreciation and amortization               2,538,964     2,441,937
							      ----------    ----------
UTILITY PLANT - NET                                            3,337,632     3,303,632
							      ----------    ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                179,368       204,810
  Unamortized loss on reacquired debt                             28,341        33,244
  Other regulatory assets                                         73,754        50,881
Long-term receivables                                              1,515             -
Other                                                             16,650        10,882
							      ----------    ----------
TOTAL                                                            299,628       299,817
							      ----------    ----------

TOTAL ASSETS                                                  $4,149,701    $4,289,409
                                                              ==========    ==========
See Notes to Financial Statements.

                                 ENTERGY LOUISIANA, INC.
                                     BALANCE SHEETS
                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   December 31,
                                                                2001           2000
                                                                  (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                               $185,627       $35,088
Accounts payable:
  Associated companies                                            73,208        71,948
  Other                                                           93,460       144,841
Customer deposits                                                 61,359        60,227
Taxes accrued                                                     20,410        23,307
Accumulated deferred income taxes                                      -        20,545
Interest accrued                                                  34,524        35,536
Deferred fuel cost                                                67,493             -
Obligations under capital leases                                  34,171        34,274
Other                                                             14,119       102,614
							      ----------    ----------
TOTAL                                                            584,371       528,380
							      ----------    ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                776,610       757,362
Accumulated deferred investment tax credits                      111,942       117,393
Obligations under capital leases                                  36,144        29,649
Regulatory reserves                                                    -        11,456
Accumulated provisions                                            68,522        64,201
Other                                                             82,780        61,724
							      ----------    ----------
TOTAL                                                          1,075,998     1,041,785
							      ----------    ----------

Long-term debt                                                 1,091,329     1,276,696
Preferred stock with sinking fund                                      -        35,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                70,000        70,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                             100,500       100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2001
  and 2000                                                     1,088,900     1,088,900
Capital stock expense and other                                   (1,718)       (2,171)
Retained earnings                                                140,321       150,319
							      ----------    ----------
TOTAL                                                          1,328,003     1,337,548
							      ----------    ----------

Commitments and Contingencies

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,149,701   $4,289,409
                                                              ==========   ==========
See Notes to Financial Statements.

  			     ENTERGY LOUISIANA, INC.
	 	          STATEMENTS OF RETAINED EARNINGS

                                          For the Years Ended December 31,
                                            2001      2000        1999
                                                  (In Thousands)
Retained Earnings, January 1              $150,319    $59,554    $74,739

  Add:
    Net income                             132,550    162,679    191,770

  Deduct:
    Dividends declared:
      Preferred stock                        7,495      9,514      9,805
      Common stock                         134,600     62,400    197,000
    Capital stock expenses                     453          -        150
					  --------   --------    -------
        Total                              142,548     71,914    206,955
					  --------   --------    -------

Retained Earnings, December 31            $140,321   $150,319    $59,554
                                          ========   ========    =======

See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                              2001         2000         1999        1998        1997
                                                    (In Thousands)
Operating revenues         $1,901,913   $2,062,437   $1,806,594  $1,710,908  $1,803,272
Net income                 $  132,550   $  162,679   $  191,770  $  179,487  $  141,757
Total assets               $4,149,701   $4,289,409   $4,084,650  $4,181,041  $4,175,400
Long-term obligations (1)  $1,197,473   $1,411,345   $1,274,006  $1,530,590  $1,522,043

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                 2001         2000        1999        1998        1997
Electric Operating Revenues:                       (Dollars In Thousands)
   Residential                   $658,137    $716,708     $620,146     $598,573    $606,173
   Commercial                     429,388     441,338      386,042      367,151     379,131
   Industrial                     759,580     767,052      646,517      597,536     708,356
   Governmental                    39,203      38,772       33,738       32,795      34,171
                               ------------------------------------------------------------
     Total retail               1,886,308   1,963,870    1,686,443    1,596,055   1,727,831
   Sales for resale:
     Associated companies          24,993      20,763       27,253       16,002       3,817
     Non-associated companies      23,352      39,704       53,923       53,538      55,345
   Other                          (32,740)     38,100       38,975       45,313      16,279
                               ------------------------------------------------------------
     Total                     $1,901,913  $2,062,437   $1,806,594   $1,710,908  $1,803,272
                               ============================================================
Billed Electric Energy
 Sales (GWH):
   Residential                      8,255       8,648        8,354        8,477       7,826
   Commercial                       5,369       5,367        5,221        5,265       4,906
   Industrial                      14,402      15,184       15,052       14,781      16,390
   Governmental                       498         481          468          481         460
                               ------------------------------------------------------------
     Total retail                  28,524      29,680       29,095       29,004      29,582
   Sales for resale:
     Associated companies             381         228          415          386         104
     Non-associated companies         334         554          831          855         805
                               ------------------------------------------------------------
     Total                         29,239      30,462       30,341       30,245      30,491
                               ============================================================



                                               2002     2003     2004     after
                                                                          2004
                                                        (In Millions)
Planned construction and capital investment     $218     $197     $198      N/A
Long-term debt maturities                       $186     $185      $15     $891
Short-term facility maturities (1)                $-      N/A      N/A      N/A
Capital and operating lease payments             $13      $12      $11      $13
Unconditional fuel and purchased power          $100     $103     $110   $3,169
 obligations
Nuclear fuel lease obligations (2)               $34      $36      N/A      N/A

 (1) Entergy Louisiana's 364-day credit facility is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES".

 (2) It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Entergy Mississippi, Inc.:

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows (pages 134 through 139 and pages 161 through 227) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 31, 2002

                       ENTERGY MISSISSIPPI, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Net Income

      Net income increased slightly in 2001 primarily due to a decrease in other operation and maintenance expenses, increased interest income, and a decrease in the effective tax rate. These changes were almost entirely offset by decreased unbilled revenues, less favorable sales volume and weather, and increased interest expense.

      Net income decreased in 2000 primarily due to increases in other operation and maintenance expenses, interest expense, depreciation expense, and an increase in the effective income tax rate. These decreases were partially offset by increases in unbilled revenues and sales volume.

Revenues and Sales

      The changes in electric operating revenues for the twelve months ended December 31, 2001 and 2000 are as follows:

                                           Increase/(Decrease)
                       Description          2001       2000
                                             (In Millions)

                 Base rate changes            $5.2        ($3.8)
                 Grand Gulf rate rider       (19.9)         4.7
                 Fuel cost recovery          157.8         54.8
                 Sales volume/weather         (5.2)         9.6
                 Unbilled revenue             (8.3)        22.3
                 Other revenue                 4.8          1.6
                 Sales for resale             22.0         15.4
                                            ------       ------
                 Total                      $156.4       $104.6
                                            ======       ======

Base rate changes

      Base rate changes increased in 2001 primarily due to an annual rate increase of $5.6 million under the formula rate plan, which became effective in May 2001. The formula rate plan filing is discussed in
Note 2 to the financial statements.

      Base rate changes decreased in 2000 primarily due to an annual rate reduction of $13.3 million under the formula rate plan, which was effective in May 1999.

Grand Gulf rate rider

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      Grand Gulf rate rider revenue decreased in 2001 as a result of a lower rider which became effective in October 2000.

                       ENTERGY MISSISSIPPI, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Fuel cost recovery

      Entergy Mississippi is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates, recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy Mississippi's financial statements such that these costs generally have no net effect on earnings.

     In 2001, fuel cost recovery revenues increased primarily due to an increase in the energy cost recovery rider to collect the under-recovered fuel and purchased power costs incurred as of September 30, 2000. The recovery of $136.7 million, plus carrying charges, will occur over a 24-month period, which began in January 2001. The increase was also due to an additional increase in the energy cost recovery rider effective in April 2001.

      In 2000, fuel cost recovery revenues increased primarily due to the MPSC's review and subsequent increase of Entergy Mississippi's energy cost recovery rider effective in January 2000.

Sales volume/weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. In 2001, the effect of less favorable weather decreased usage by 204 GWH in the residential and commercial sectors. Lower electric sales volume in the industrial sector of 137 GWH also decreased revenues. These decreases were partially offset by increased usage of 143 GWH in the commercial sector after adjusting for the effect of weather.

      In 2000, sales volume increased as a result of increased usage after adjusting for weather effects in the residential and commercial sectors, as well as the effect of more favorable weather in the residential sector.

Unbilled revenue

      In 2001, unbilled revenue decreased primarily due to more favorable weather in December 2000 on the unbilled calculation.

     In 2000, unbilled revenue increased primarily due to the effect of favorable weather in 2000 and the effect of a change in estimate on the 1999 unbilled revenue calculation.

Sales for resale

    In 2001, sales for resale increased primarily due to increased net generation resulting in more energy available for sale. The increase came from sales to affiliates, which are generally made at a low margin. The increase was partially offset by a decrease in the average market price of energy.

    In 2000, sales for resale increased primarily due to an increase in the average price of energy supplied for resale sales. The increase was partially offset by less energy available for resale sales due to plant outages early in 2000, which resulted in lower sales volume.

Expenses

Fuel and purchased power

     In 2001, fuel and purchased power expenses increased primarily due to over-recovery of fuel costs, including the effect of increased recoveries approved by the MPSC to recover previous under-recoveries.

                       ENTERGY MISSISSIPPI, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

     In 2000, fuel and purchased power expenses increased primarily due to the increased market prices of natural gas, oil, and purchased power.

Other operation and maintenance

      In 2001, other operation and maintenance expenses decreased primarily due to a decrease in plant maintenance expenses of $14.6 million due to outage costs at certain fossil plants in 2000.

      In 2000, other operation and maintenance expenses increased primarily due to:

     o an increase in property insurance expense of $9.3 million primarily due to a change in storm damage provision amortization in accordance with regulatory treatment; and
     o an increase in maintenance of electric plant of $7.0 million.

Depreciation and Amortization

     In 2000, depreciation and amortization expenses increased due to a review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $2.6 million in August 1999. Capital additions in 1999 and 2000 also contributed to the increase.

Other regulatory credits

      In 2001, other regulatory credits increased primarily due to an under-recovery of Grand Gulf 1-related costs as a result of a lower rider implemented in October 2000.

      In 2000, other regulatory credits decreased due to a decrease in the deferral of Grand Gulf 1 expenses associated with the System Energy rate increase.

Other

Other income

      Interest income increased in 2001 primarily due to interest recorded on the deferred fuel balance as a result of the MPSC order providing for a 24-month recovery of the September 2000 under-recovered deferred fuel balance of $136.7 million.

Interest and other charges

      Interest on long-term debt increased in 2001 primarily due to the issuance of $70 million of long-term debt in January 2001.

     Interest on long-term debt increased in 2000 primarily due to the issuance of $120 million of long-term debt in February 2000.

                       ENTERGY MISSISSIPPI, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Income taxes

      The effective income tax rates for 2001, 2000, and 1999 were 34.1%, 37.0%, and 29.7%, respectively.

     The decrease in the effective income tax rate in 2001 is primarily due to an adjustment of prior year taxes, which were lower than previously estimated.

     The increase in the effective income tax rate in 2000 is primarily due to the effect that the distribution of the Entergy Corporation income tax benefit had on the 1999 effective income tax rate. In 1999, a tax benefit was recorded related to the 1998 tax return.


			   ENTERGY MISSISSIPPI, INC.
			      INCOME STATEMENTS

                                                              For the Years Ended December 31,
                                                                2001         2000        1999
                                                                        (In Thousands)
                  OPERATING REVENUES
Domestic electric                                            $1,093,741     $937,371    $832,819
                                                             ----------     --------    --------
                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                   415,347      221,075     185,063
   Purchased power                                              365,540      366,491     332,015
   Other operation and maintenance                              155,646      168,432     152,817
Taxes other than income taxes                                    47,956       45,436      44,013
Depreciation and amortization                                    48,933       49,046      42,870
Other regulatory credits - net                                  (29,993)      (6,872)    (12,044)
                                                             ----------     --------    --------
TOTAL                                                         1,003,429      843,608     744,734
                                                             ----------     --------    --------

OPERATING INCOME                                                 90,312       93,763      88,085
                                                             ----------     --------    --------

                     OTHER INCOME
Allowance for equity funds used during construction               2,559        2,385       1,569
Gain on sale of assets                                                3           19           -
Interest and dividend income                                     18,904       10,750       8,513
Miscellaneous - net                                              (2,918)      (2,070)     (1,732)
                                                             ----------     --------    --------
TOTAL                                                            18,548       11,084       8,350
                                                             ----------     --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                       46,950       41,583      35,265
Other interest - net                                              4,041        3,294       3,574
Allowance for borrowed funds used during construction            (2,215)      (1,871)     (1,529)
                                                             ----------     --------    --------
TOTAL                                                            48,776       43,006      37,310
                                                             ----------     --------    --------

INCOME BEFORE INCOME TAXES                                       60,084       61,841      59,125

Income taxes                                                     20,464       22,868      17,537
                                                             ----------     --------    --------

NET INCOME                                                       39,620       38,973      41,588

Preferred dividend requirements and other                         3,082        3,370       3,370
                                                             ----------     --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                    $36,538      $35,603     $38,218
                                                             ==========     ========    ========
See Notes to Financial Statements.

   				 ENTERGY MISSISSIPPI, INC.
			         STATEMENTS OF CASH FLOWS

                                                                For the Years Ended December 31,
                                                                   2001         2000        1999
                                                                    (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                         $39,620      $38,973     $41,588
Noncash items included in net income:
  Other regulatory credits - net                                   (29,993)      (6,872)    (12,044)
  Depreciation and amortization                                     48,933       49,046      42,870
  Deferred income taxes and investment tax credits                 (68,133)      51,081      18,066
  Allowance for equity funds used during construction               (2,559)      (2,385)     (1,569)
  Gain on sale of assets                                                (3)         (19)          -
Changes in working capital:
  Receivables                                                        1,059      (30,628)     24,208
  Fuel inventory                                                    (1,388)         338        (771)
  Accounts payable                                                 (46,976)       3,064      54,317
  Taxes accrued                                                       (378)      (4,106)     29,955
  Interest accrued                                                   4,568        3,062      (4,595)
  Deferred fuel costs                                               54,453       47,939     (45,830)
  Other working capital accounts                                    13,672        6,160      10,072
Provision for estimated losses and reserves                            821         (568)      4,173
Changes in other regulatory assets                                 130,333       (9,929)    (30,179)
Other                                                               34,081       37,105      12,152
                                                                 ---------    ---------   ---------
Net cash flow provided by operating activities                     178,110      182,261     142,413
                                                                 ---------    ---------   ---------

                   INVESTING ACTIVITIES
Construction expenditures                                         (159,815)    (121,252)    (94,717)
Allowance for equity funds used during construction                  2,559        2,385       1,569
Changes in other temporary investments - net                       (18,566)           -           -
Other regulatory investments                                             -     (160,611)          -
                                                                 ---------    ---------   ---------
Net cash flow used in investing activities                        (175,822)    (279,478)    (93,148)
                                                                 ---------    ---------   ---------

                   FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                        69,616      118,913     153,629
Retirement of long-term debt                                             -            -    (163,278)
Changes in short-term borrowing, net                                     -            -          (6)
Dividends paid:
  Common stock                                                     (19,600)     (18,000)    (34,100)
  Preferred stock                                                   (3,369)      (3,370)     (3,363)
                                                                 ---------    ---------   ---------
Net cash flow provided by (used in) financing activities            46,647       97,543     (47,118)
                                                                 ---------    ---------   ---------

Net increase in cash and cash equivalents                           48,935          326       2,147

Cash and cash equivalents at beginning of period                     5,113        4,787       2,640
                                                                 ---------    ---------   ---------

Cash and cash equivalents at end of period                         $54,048       $5,113      $4,787
                                                                 =========    =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                             $43,915      $39,569     $41,567
  Income taxes                                                     $88,657     ($23,763)   ($29,850)

See Notes to Financial Statements.


        		         ENTERGY MISSISSIPPI, INC.
                                      BALANCE SHEETS
                                           ASSETS

                                                                      December 31,
                                                                    2001         2000
                                                                     (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                              $12,883       $5,113
  Temporary cash investments - at cost,
    which approximates market                                        41,165            -
								 ----------   ----------
        Total cash and cash equivalents                              54,048        5,113
								 ----------   ----------
Other temporary investments                                          18,566            -
Accounts receivable:
  Customer                                                           50,370       44,517
  Allowance for doubtful accounts                                    (1,044)      (1,044)
  Associated companies                                               14,201       10,741
  Other                                                               2,892        9,964
  Accrued unbilled revenues                                          30,300       33,600
								 ----------   ----------
    Total accounts receivable                                        96,719       97,778
								 ----------   ----------
Deferred fuel costs                                                 106,158       64,950
Fuel inventory - at average cost                                      4,824        3,436
Materials and supplies - at average cost                             16,896       18,485
Prepayments and other                                                 8,521        3,004
								 ----------   ----------
TOTAL                                                               305,732      192,766
								 ----------   ----------

               OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                  5,531        5,531
Non-utility property - at cost (less accumulated depreciation)        6,723        6,851
								 ----------   ----------
TOTAL                                                                12,254       12,382
								 ----------   ----------

                       UTILITY PLANT
Electric                                                          1,939,182    1,885,501
Property under capital lease                                            211          290
Construction work in progress                                       110,450       44,085
								 ----------   ----------
TOTAL UTILITY PLANT                                               2,049,843    1,929,876
Less - accumulated depreciation and amortization                    741,892      733,977
								 ----------   ----------
UTILITY PLANT - NET                                               1,307,951    1,195,899
								 ----------   ----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                    22,387       25,544
  Unamortized loss on reacquired debt                                13,925       15,122
  Deferred fuel costs                                                     -       95,661
  Other regulatory assets                                            13,503      140,679
Other                                                                 7,274        5,886
								 ----------   ----------
TOTAL                                                                57,089      282,892
								 ----------   ----------

TOTAL ASSETS                                                     $1,683,026   $1,683,939
                                                                 ==========   ==========
See Notes to Financial Statements.


   		              ENTERGY MISSISSIPPI, INC.
                	            BALANCE SHEETS
 	                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       December 31,
                                                                     2001         2000
                                                                       (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                   $65,000           $-
Accounts payable:
  Associated companies                                               45,554       92,980
  Other                                                              27,383       26,933
Customer deposits                                                    29,421       26,368
Taxes accrued                                                        31,484       31,862
Accumulated deferred income taxes                                    19,277       47,734
Interest accrued                                                     17,667       13,099
Obligations under capital leases                                         36           79
System Energy refund                                                 14,836            -
Other                                                                 1,964        2,540
								 ----------   ----------
TOTAL                                                               252,622      241,595
								 ----------   ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                   266,498      306,295
Accumulated deferred investment tax credits                          17,908       19,408
Obligations under capital leases                                        175          211
Accumulated provisions                                                7,627        6,806
Other                                                                37,678       31,339
								 ----------   ----------
TOTAL                                                               329,886      364,059
								 ----------   ----------

Long-term debt                                                      589,762      584,467

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                 50,381       50,381
  Common stock, no par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares in 2001
  and 2000                                                          199,326      199,326
Capital stock expense and other                                         (59)         (59)
Retained earnings                                                   261,108      244,170
								 ----------   ----------
TOTAL                                                               510,756      493,818
								 ----------   ----------

Commitments and Contingencies

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,683,026   $1,683,939
                                                                 ==========   ==========
See Notes to Financial Statements.


                       ENTERGY MISSISSIPPI, INC.
                   STATEMENTS OF RETAINED EARNINGS

                                        For the Years Ended December 31,
                                          2001       2000        1999
                                                (In Thousands)
Retained Earnings, January 1              $244,170  $226,567   $222,449

  Add:
    Net income                              39,620    38,973     41,588

  Deduct:
    Dividends declared:
      Preferred stock                        3,082     3,370      3,370
      Common stock                          19,600    18,000     34,100
                                          --------  --------   --------
        Total                               22,682    21,370     37,470
                                          --------  --------   --------
Retained Earnings, December 31            $261,108  $244,170   $226,567
                                          ========  ========   ========

See Notes to Financial Statements.

                       ENTERGY MISSISSIPPI, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                               2001         2000         1999         1998         1997
                                                    (In Thousands)
Operating revenues          $1,093,741   $  937,371   $  832,819   $  976,300   $  937,395
Net Income                  $   39,620   $   38,973   $   41,588   $   62,638   $   66,661
Total assets                $1,683,026   $1,683,939   $1,460,017   $1,350,929   $1,439,561
Long-term obligations (1)   $  589,937   $  584,678   $  464,756   $  464,000   $  464,156

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

                                   2001        2000         1999        1998        1997
Electric Operating Revenues:                       (Dollars In Thousands)
   Residential                   $390,957    $340,691     $311,003    $367,895    $342,818
   Commercial                     327,770     275,010      250,929     284,787     274,195
   Industrial                     191,014     161,065      151,659     170,910     173,152
   Governmental                    30,569      25,612       23,528      26,670      26,882
                               -----------------------------------------------------------
     Total retail                 940,310     802,378      737,119     850,262     817,047
   Sales for resale:
     Associated companies         110,553      82,844       63,004      80,357      78,233
     Non-associated companies      21,333      27,058       31,546      32,442      21,276
   Other                           21,545      25,091        1,150      13,239      20,839
                               -----------------------------------------------------------
     Total                     $1,093,741    $937,371     $832,819    $976,300    $937,395
                               ===========================================================
Billed Electric Energy
 Sales (GWH):
   Residential                      4,867       4,976        4,753       4,800       4,323
   Commercial                       4,322       4,307        4,156       4,015       3,673
   Industrial                       3,051       3,188        3,246       3,163       3,089
   Governmental                       381         376          363         347         333
                               -----------------------------------------------------------
     Total retail                  12,621      12,847       12,518      12,325      11,418
   Sales for resale:
     Associated companies           1,728       1,276        1,774       2,424       1,918
     Non-associated companies         289         313          426         484         412
                               -----------------------------------------------------------
     Total                         14,638      14,436       14,718      15,233      13,748
                               ===========================================================



                                             2002     2003     2004     after
                                                                        2004
                                                      (In Millions)
Planned construction and capital investment   $153     $131     $131      N/A
Long-term debt maturities                      $65     $255     $150     $185
Short-term facility maturities (1)              $-      N/A      N/A      N/A

 (1) Entergy Mississippi's 364-day credit facility is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES".

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Entergy New Orleans, Inc.:

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. as of December 31, 2001 and 2000, and the related statements of operations, retained earnings, and cash flows (pages 145 through 149 and pages 161 through 227) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 31, 2002

                       ENTERGY NEW ORLEANS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Net Income

      Entergy New Orleans experienced a net loss in 2001 because of significantly lower operating revenues. Compared to 2000, operating revenues decreased $7.9 million as a result of lower electric sales volume and less favorable weather and unbilled revenues decreased $7.5 million as a result of lower fuel prices. An increase of $3.0 million in other operation and maintenance expenses, $2.0 million in interest expense, and $2.7 million in rate refund provisions also contributed to the decrease in 2001.

      Net income decreased slightly in 2000 primarily due to increased other operation and maintenance expenses.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the twelve months ended December 31, 2001 and 2000 are as follows:

                                             Increase/(Decrease)
                        Description            2001       2000
                                                (In Millions)

                  Base rate changes           ($11.6)      $4.0
                  Fuel cost recovery            53.4       62.6
                  Sales volume/weather         (12.8)       2.1
                  Unbilled revenue             (12.1)       2.8
                  Other revenue                 (2.2)       1.4
                  Sales for resale             (26.8)      15.4
                                              ------      -----
                  Total                       ($12.1)     $88.3
                                              ======      =====

Base rate changes

      In  2001,  base  rate changes decreased primarily  due  to  $12.2
million of rate reductions that became effective in October 2000.   The
rate reductions are discussed in Note 2 to the financial statements.

      In 2000, base rate changes increased primarily due to a decrease in provision for rate refunds accrued for potential rate matters.

Fuel cost recovery

      Entergy New Orleans is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates, recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy New Orleans' financial statements such that these costs generally have no net effect on earnings.

      In 2001, fuel cost recovery revenues increased primarily due to recovery, through the fuel adjustment clause, of higher fuel and purchased power expenses. The increase in fuel and purchased power expenses was a result of increased market prices of natural gas and purchased power early in 2001.

                       ENTERGY NEW ORLEANS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

      In 2000, fuel cost recovery revenues increased primarily due to the increased market price of natural gas.

Sales volume/weather

      Electric sales vary seasonally in response to weather and usually peak in the summer. In 2001, lower electric sales volume reduced revenues due to decreased usage of 186 GWH in the residential, commercial, and governmental sectors after adjusting for the effects of weather. The effect of less favorable weather decreased usage by 107 GWH in the residential sector.

Unbilled revenue

     In 2001, unbilled revenue decreased primarily due to the effect of higher fuel prices in December 2000 as compared to December 2001 on the unbilled revenue calculation.

     In 2000, unbilled revenue increased primarily due to the effect of favorable weather and higher fuel and purchased power costs on the unbilled revenue calculation.

Sales for resale

      In 2001, sales for resale decreased due to decreased demand from affiliated systems somewhat offset by increased prices for resale electricity.

      In 2000, sales for resale increased due to an increase in the average price of electricity supplied for resale sales, coupled with an increase in affiliated sales volume.

Gas operating revenues

      In 2001, gas operating revenues increased primarily due to the increased market prices of natural gas early in the year, partially offset by decreased sales volume.

      In 2000, gas operating revenues increased primarily due to the increased market price of natural gas.

Expenses

Fuel and purchased power

     In 2001, fuel and purchased power expenses increased primarily due to the increased market prices of natural gas and purchased power.

     In 2000, fuel and purchased power expenses increased primarily due to the increased market price of natural gas.

Other operation and maintenance

      In 2001, other operation and maintenance expenses increased primarily due to increases in:

     o maintenance of fossil plants of $2.4 million;
     o rate proceedings costs of $3.3 million; and
     o uncollectible accounts expense for miscellaneous accounts receivable of $3.5 million.

                       ENTERGY NEW ORLEANS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

     The increases are partially offset by a decrease in administrative and general salaries expense of $2.2 million and a decrease in injuries and damage expense of $1.5 million.

      In 2000, other operation and maintenance expenses increased primarily due to increases in:

     o uncollectible accounts expense for miscellaneous accounts receivable of $1.3 million;
     o maintenance of fossil plants of $1.1 million; and
     o advertising expenses of $1.3 million.

Taxes other than income taxes

      In 2001 and 2000, taxes other than income taxes increased primarily due to increased local franchise taxes as a result of higher retail revenue.

Other regulatory credits

      In 2001, other regulatory credits increased primarily due to the deferral of capacity charges included in purchased power costs for summer capacity that Entergy New Orleans expects to recover in the future. The increase was also due to an under-recovery of Grand Gulf 1 related costs in 2001 compared to an over-recovery in 2000.

      In 2000, other regulatory credits decreased due to an over-recovery of Grand Gulf 1 related costs in 2000 compared to an under-recovery in 1999 and the deferral of Year 2000 costs in 1999.

Amortization of rate deferrals

      In 2001 and 2000, amortization of rate deferrals decreased due to scheduled rate changes in the amortization of Grand Gulf 1 phase-in expenses. The Grand Gulf 1 phase-in plan was completed in September 2001.

Other

Interest and other charges

     In 2001, interest on long-term debt increased primarily due to the issuance of $30 million of long-term debt in February 2001 and the issuance of $30 million of long-term debt in July 2000.

     In 2000, interest on long-term debt increased primarily due to the issuance of $30 million of long-term debt in July 2000.

Income taxes

      The effective income tax rates for 2001, 2000, and 1999 were 66.7%, 41.2%, and 40.7%, respectively.

      The increase in the effective income tax rate for 2001 was primarily due to the pre-tax loss, which increased the impact of flow-through items.


                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF OPERATIONS

                                                               For the Years Ended December 31,
                                                               2001          2000         1999
                                                                       (In Thousands)
                 OPERATING REVENUES
Domestic electric                                              $502,672    $514,774     $426,431
Natural gas                                                     128,178     125,516       81,357
                                                               --------    --------     --------
TOTAL                                                           630,850     640,290      507,788
                                                               --------    --------     --------

                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                   240,781     253,869      135,242
   Purchased power                                              220,268     173,371      166,579
   Other operation and maintenance                               92,023      87,254       83,197
Taxes other than income taxes                                    46,878      45,132       39,621
Depreciation and amortization                                    24,922      23,550       21,219
Other regulatory credits - net                                  (12,049)     (7,058)      (9,036)
Amortization of rate deferrals                                   10,977      24,786       28,430
                                                               --------    --------     --------
TOTAL                                                           623,800     600,904      465,252
                                                               --------    --------     --------

OPERATING INCOME                                                  7,050      39,386       42,536
                                                               --------    --------     --------

                    OTHER INCOME
Allowance for equity funds used during construction               1,987       1,190        1,084
Miscellaneous - net                                               2,330       2,530        2,263
                                                               --------    --------     --------
TOTAL                                                             4,317       3,720        3,347
                                                               --------    --------     --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                       17,699      14,429       13,277
Other interest - net                                              1,962       1,462        1,403
Allowance for borrowed funds used during construction            (1,703)       (900)        (788)
                                                               --------    --------     --------
TOTAL                                                            17,958      14,991       13,892
                                                               --------    --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                                (6,591)     28,115       31,991

Income taxes                                                     (4,396)     11,597       13,030
                                                               --------    --------     --------

NET INCOME (LOSS)                                                (2,195)     16,518       18,961

Preferred dividend requirements and other                           965         965          965
                                                               --------    --------     --------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                                    ($3,160)    $15,553      $17,996
                                                               ========    ========     ========
See Notes to Financial Statements.

                       ENTERGY NEW ORLEANS, INC.
                       STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                                2001        2000        1999
                                                                        (In Thousands)
                  OPERATING ACTIVITIES
Net income (loss)                                               ($2,195)    $16,518     $18,961
Noncash items included in net income:
  Amortization of rate deferrals                                 10,977      24,786      28,430
  Other regulatory credits - net                                (12,049)     (7,058)     (9,036)
  Depreciation and amortization                                  24,922      23,550      21,219
  Deferred income taxes and investment tax credits              (24,198)       (639)     (3,131)
  Allowance for equity funds used during construction            (1,987)     (1,190)     (1,084)
Changes in working capital:
  Receivables                                                    33,183     (45,580)     (7,258)
  Fuel inventory                                                  1,123        (911)        179
  Accounts payable                                              (40,364)     29,592      23,319
  Taxes accrued                                                  (5,823)      5,394         429
  Interest accrued                                                  913       1,163          37
  Deferred fuel costs                                            38,430     (13,751)    (13,293)
  Other working capital accounts                                  9,115        (223)      6,607
Provision for estimated losses and reserves                      (2,669)       (365)       (531)
Changes in other regulatory assets                               33,833     (11,637)    (11,482)
Other                                                            14,495      10,812       6,796
                                                               --------    --------    --------
Net cash flow provided by operating activities                   77,706      30,461      60,162
                                                               --------    --------    --------

                  INVESTING ACTIVITIES
Construction expenditures                                       (61,189)    (48,902)    (46,239)
Allowance for equity funds used during construction               1,987       1,190       1,084
Changes in other temporary investments - net                    (14,859)          -           -
                                                               --------    --------    --------
Net cash flow used in investing activities                      (74,061)    (47,712)    (45,155)
                                                               --------    --------    --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                     29,761      29,564           -
Dividends paid:
  Common stock                                                     (800)     (9,500)    (26,500)
  Preferred stock                                                  (724)       (965)     (1,206)
                                                               --------    --------    --------
Net cash flow provided by (used in) financing activities         28,237      19,099     (27,706)
                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents             31,882       1,848     (12,699)

Cash and cash equivalents at beginning of period                  6,302       4,454      17,153
                                                               --------    --------    --------

Cash and cash equivalents at end of period                      $38,184      $6,302      $4,454
                                                               ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                          $18,230     $14,331     $14,281
  Income taxes                                                  $47,380      $9,207     $12,476

See Notes to Financial Statements.


                         ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                                  ASSETS

                                                                 December 31,
                                                               2001        2000
                                                                (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                        $5,237      $6,302
  Temporary cash investments - at cost,
    which approximates market                                 32,947           -
                                                            --------    --------
        Total cash and cash equivalents                       38,184       6,302
                                                            --------    --------
Other temporary investments                                   14,859           -
Accounts receivable:
  Customer                                                    33,827      67,264
  Allowance for doubtful accounts                             (2,234)       (770)
  Associated companies                                        10,527       2,800
  Other                                                        4,511       3,709
  Accrued unbilled revenues                                   20,027      26,838
                                                            --------    --------
    Total accounts receivable                                 66,658      99,841
                                                            --------    --------
Deferred fuel costs                                                -      28,234
Accumulated deferred income taxes                              4,882           -
Fuel inventory - at average cost                               3,081       4,204
Materials and supplies - at average cost                       8,273       9,630
Rate deferrals                                                     -      10,974
Prepayments and other                                         26,239       1,416
                                                            --------    --------
TOTAL                                                        162,176     160,601
                                                            --------    --------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                           3,259       3,259
                                                            --------    --------

                    UTILITY PLANT
Electric                                                     597,575     572,061
Natural gas                                                  142,741     134,826
Construction work in progress                                 43,166      36,489
                                                            --------    --------
TOTAL UTILITY PLANT                                          783,482     743,376
Less - accumulated depreciation and amortization             396,535     394,271
                                                            --------    --------
UTILITY PLANT - NET                                          386,947     349,105
                                                            --------    --------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                            761         974
  Other regulatory assets                                     10,843      44,676
Other                                                          2,051         616
                                                            --------    --------
TOTAL                                                         13,655      46,266
                                                            --------    --------

TOTAL ASSETS                                                $566,037    $559,231
                                                            ========    ========
See Notes to Financial Statements.


                          ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                December 31,
                                                             2001        2000
                                                              (In Thousands)
                 CURRENT LIABILITIES
Accounts payable:
  Associated companies                                       $18,199     $24,637
  Other                                                       23,640      57,566
Customer deposits                                             18,931      18,311
Taxes accrued                                                      -       5,823
Accumulated deferred income taxes                                  -       6,543
Interest accrued                                               7,032       6,119
Deferred fuel cost                                            10,196           -
Obligations under capital leases                                   -           -
System Energy refund                                          33,614           -
Other                                                          1,799       3,211
                                                            --------    --------
TOTAL                                                        113,411     122,210
                                                            --------    --------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                             25,326      43,754
Accumulated deferred investment tax credits                    5,361       5,868
SFAS 109 regulatory liability - net                           19,868      12,607
Other regulatory liabilities                                       -         537
Accumulated provisions                                         5,802       8,471
Other                                                         16,735      12,356
                                                            --------    --------
TOTAL                                                         73,092      83,593
                                                            --------    --------

Long-term debt                                               229,097     199,031

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                          19,780      19,780
Common stock, $4 par value, authorized 10,000,000
  shares; issued and outstanding 8,435,900 shares in 2001
  and 2000                                                    33,744      33,744
Paid-in capital                                               36,294      36,294
Retained earnings                                             60,619      64,579
                                                            --------    --------
TOTAL                                                        150,437     154,397
                                                            --------    --------

Commitments and Contingencies

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $566,037    $559,231
                                                            ========    ========
See Notes to Financial Statements.

                       ENTERGY NEW ORLEANS, INC.
                    STATEMENTS OF RETAINED EARNINGS

                                          For the Years Ended December 31,
                                            2001      2000        1999
                                                 (In Thousands)

Retained Earnings, January 1               $64,579   $58,526    $67,030

  Add:
    Net income (loss)                       (2,195)   16,518     18,961

  Deduct:
    Dividends declared:
      Preferred stock                          965       965        965
      Common stock                             800     9,500     26,500
                                           -------   -------    -------
        Total                                1,765    10,465     27,465
                                           -------   -------    -------
Retained Earnings, December 31             $60,619   $64,579    $58,526
                                           =======   =======    =======

See Notes to Financial Statements.



                       ENTERGY NEW ORLEANS, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                             2001        2000       1999      1998       1997
                                               (In Thousands)
Operating revenues         $630,850    $640,290   $507,788   $513,750   $504,822
Net Income (Loss)          $ (2,195)   $ 16,518   $ 18,961   $ 16,137   $ 15,451
Total assets               $566,037    $559,231   $485,746   $471,904   $498,150
Long-term obligations (1)  $229,097    $199,031   $169,083   $169,018   $168,953

(1)  Includes long-term debt (excluding currently maturing debt).

                                2001        2000       1999       1998       1997
Electric Operating Revenues:                     (Dollars In Thousands)
   Residential                 $189,474   $188,314    $158,822   $164,765   $145,688
   Commercial                   186,299    170,684     146,328    149,353    143,113
   Industrial                    31,725     25,479      25,584     26,229     24,616
   Governmental                  80,918     73,028      63,056     62,332     58,746
                               -----------------------------------------------------
     Total retail               488,416    457,505     393,790    402,679    372,163
   Sales for resale:
     Associated companies         9,864     31,629      14,207     10,451     10,342
     Non-associated companies     3,466      8,504      10,545     10,590      8,996
   Other                            926     17,136       7,889      7,733     18,630
                               -----------------------------------------------------
     Total                     $502,672   $514,774    $426,431   $431,453   $410,131
                               =====================================================
Billed Electric Energy
 Sales (GWH):
   Residential                    1,981      2,178       2,102      2,141      1,971
   Commercial                     2,185      2,260       2,208      2,149      2,072
   Industrial                       414        384         514        514        484
   Governmental                   1,017      1,058       1,071      1,037        994
                               -----------------------------------------------------
     Total retail                 5,597      5,880       5,895      5,841      5,521
   Sales for resale:
     Associated companies           115        570         441        370        316
     Non-associated companies        59        141         180        199        160
                               -----------------------------------------------------
     Total                        5,771      6,591       6,516      6,410      5,997
                               =====================================================



                                              2002     2003     2004     after
                                                                         2004
                                                       (In Millions)
Planned construction and capital investment     $51      $49      $49      N/A
Long-term debt maturities                        $-      $25      $30     $174

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of System Energy Resources, Inc.:

We have audited the accompanying balance sheets of System Energy Resources, Inc. as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows (pages 154 through 159 and pages 161 through 227) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 31, 2002

                     SYSTEM ENERGY RESOURCES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Net Income

     Net income increased in 2001 due to the final resolution of System Energy's 1995 rate proceeding and the resulting reductions in decommissioning, depreciation, and income tax expenses, partially offset by a decrease in revenue and an increase in interest expense. See Note 2 to the financial statements for further discussion of System Energy's rate proceeding.

      Net income increased in 2000 due to increased interest earnings from the money pool, an inter-company funding arrangement, and decreased interest expense associated with the potential refund of System Energy's proposed rate increase. This increase in net income was partially offset by a higher effective income tax rate in 2000.

Revenues

      Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt.

      Operating revenues decreased in 2001 primarily due to an increase in the provision for rate refund resulting from the final resolution of System Energy's 1995 rate proceeding.

      Operating revenues increased in 2000 primarily due to an increase in recoverable expenses.

Expenses

Fuel expenses

      In 2001, fuel expenses decreased primarily due to decreased nuclear fuel burn as a result of Grand Gulf 1 being operational 331 days as compared to 358 days in 2000.

      In 2000, fuel expenses increased primarily due to increased nuclear fuel burn as a result of Grand Gulf 1 being operational 358 days as compared to 295 days in 1999.

Decommissioning

      Decommissioning expenses decreased in 2001 primarily due to the effects of the final FERC order addressing System Energy's rate proceeding.

Depreciation and amortization

     Depreciation and amortization expenses decreased in 2001 primarily due to the effects of the final FERC order addressing System Energy's rate proceeding.

     In 2000, depreciation expense increased due to higher depreciation associated with the principal payment on the sale and leaseback of a portion of Grand Gulf 1. The depreciation schedule matches the collection of lease principal and revenues with the depreciation of the asset.

                     SYSTEM ENERGY RESOURCES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Other regulatory charges

      In 2000, other regulatory charges increased due to higher accelerated recovery under the GGART at Entergy Arkansas and Entergy Mississippi. The GGART is discussed in Note 2 to the financial statements.

Other

Interest and dividend income

      Interest and dividend income increased in 2001 as a result of increased interest on decommissioning trust funds due to the effects of the final FERC order addressing System Energy's rate proceeding.

      Interest and dividend income increased in 2000 as a result of the interest earned on System Energy's advances to the money pool, an inter-company funding arrangement. The money pool is discussed in Note 4 to the financial statements.

Interest charges

      Interest on long-term debt decreased in 2001 and 2000 primarily due to a decrease in interest expense associated with the sale-
leaseback of Grand Gulf 1, decreased interest expense on the sale-leaseback line of credit, and a decrease in interest expense due to the retirement of long-term debt. In 2001, System Energy retired $135 million of first mortgage bonds. In 2000, System Energy retired $75 million of debenture bonds.

      Other interest increased in 2001 primarily due to the effects of the final FERC order addressing System Energy's rate proceeding.

      Other interest decreased in 2000 primarily due to decreased interest expense recorded on the potential refund of System Energy's proposed rate increase.

Income taxes

     The effective income tax rates in 2001, 2000, and 1999 were 27.3%, 46.4% and 39.5%, respectively.

     The decrease in the effective income tax rate in 2001 is primarily due to decreased depreciation as a result of the final resolution of System Energy's 1995 rate proceeding and the distribution of an income tax benefit from Entergy Corporation related to the 2000 tax return.

      The effective income tax rate for 2000 increased primarily due to the amortization of investment tax credits related to Grand Gulf 2 in 1999.


                      SYSTEM ENERGY RESOURCES, INC.
                            INCOME STATEMENTS

                                                               For the Years Ended December 31,
                                                                 2001         2000        1999
                                                                         (In Thousands)
                  OPERATING REVENUES
Domestic electric                                               $535,027     $656,749    $620,032
                                                                --------     --------    --------
                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                     37,010       42,369      37,336
   Nuclear refueling outage expenses                              13,275       14,423      14,136
   Other operation and maintenance                                85,491       88,257      87,450
Decommissioning                                                  (13,493)      18,944      18,944
Taxes other than income taxes                                     26,134       30,517      27,212
Depreciation and amortization                                     53,414      127,904     113,862
Other regulatory charges - net                                    62,742       63,590      57,656
                                                                --------     --------    --------
TOTAL                                                            264,573      386,004     356,596
                                                                --------     --------    --------

OPERATING INCOME                                                 270,454      270,745     263,436
                                                                --------     --------    --------

                     OTHER INCOME
Allowance for equity funds used during construction                1,769        1,482       2,540
Interest and dividend income                                      26,271       20,528      16,366
Miscellaneous - net                                               (1,190)         (82)        (57)
                                                                --------     --------    --------
TOTAL                                                             26,850       21,928      18,849
                                                                --------     --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                        68,833       87,689     102,764
Other interest - net                                              69,185       30,830      45,218
Allowance for borrowed funds used during construction               (830)        (854)     (1,920)
                                                                --------     --------    --------
TOTAL                                                            137,188      117,665     146,062
                                                                --------     --------    --------

INCOME BEFORE INCOME TAXES                                       160,116      175,008     136,223

Income taxes                                                      43,761       81,263      53,851
                                                                --------     --------    --------

NET INCOME                                                      $116,355      $93,745     $82,372
                                                                ========     ========    ========

See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                                    2001        2000         1999
                                                                           (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                         $116,355     $93,745      $82,372
Noncash items included in net income:
  Reserve for regulatory adjustments                               (322,368)     54,598      108,484
  Other regulatory charges - net                                     62,742      63,590       57,656
  Depreciation, amortization, and decommissioning                    39,921     146,848      132,806
  Deferred income taxes and investment tax credits                  106,764     (71,212)     (86,860)
  Allowance for equity funds used during construction                (1,769)     (1,482)      (2,540)
Changes in working capital:
  Receivables                                                       142,797      87,212     (172,354)
  Accounts payable                                                   (9,587)     (7,401)     (11,688)
  Taxes accrued                                                      43,992      13,147      (21,424)
  Interest accrued                                                    3,088       4,008       (2,022)
  Other working capital accounts                                       (664)     20,754       (4,425)
Provision for estimated losses and reserves                              16      (1,328)          45
Changes in other regulatory assets                                   38,732      58,592      (18,492)
Other                                                               (54,124)    (65,491)      41,250
                                                                   --------    --------     --------
Net cash flow provided by operating activities                      165,895     395,580      102,808
                                                                   --------    --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                           (40,144)    (36,555)     (28,848)
Allowance for equity funds used during construction                   1,769       1,482        2,540
Nuclear fuel purchases                                              (37,639)          -      (39,975)
Proceeds from sale/leaseback of nuclear fuel                         37,639           -       39,975
Decommissioning trust contributions and realized
    change in trust assets                                          (16,147)    (23,694)     (22,139)
Changes in other temporary investments - net                        (22,354)          -            -
Other                                                                29,242           -            -
                                                                   --------    --------     --------
Net cash flow used in investing activities                          (47,634)    (58,767)     (48,447)
                                                                   --------    --------     --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                              -           -      101,835
Retirement of long-term debt                                       (151,800)    (77,947)    (282,885)
Dividends paid:
  Common stock                                                     (119,100)    (91,800)     (75,000)
                                                                   --------    --------     --------
Net cash flow used in financing activities                         (270,900)   (169,747)    (256,050)
                                                                   --------    --------     --------

Net increase (decrease) in cash and cash equivalents               (152,639)    167,066     (201,689)

Cash and cash equivalents at beginning of period                    202,218      35,152      236,841
                                                                   --------    --------     --------

Cash and cash equivalents at end of period                          $49,579    $202,218      $35,152
                                                                   ========    ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                             $130,596    $109,046     $141,731
  Income taxes                                                    ($107,831)   $143,040     $154,336
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                     ($5,931)    ($1,506)        ($37)

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                                  ASSETS


                                                                         December 31,
                                                                      2001        2000
                                                                        (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                    $15         $44
  Temporary cash investments - at cost,
    which approximates market                                          49,564     202,174
                                                                   ----------  ----------
        Total cash and cash equivalents                                49,579     202,218
                                                                   ----------  ----------
Other temporary investments                                            22,354           -
Accounts receivable:
  Associated companies                                                 70,755     212,551
  Other                                                                 1,193       2,194
                                                                   ----------  ----------
    Total accounts receivable                                          71,948     214,745
                                                                   ----------  ----------
Materials and supplies - at average cost                               51,665      52,235
Deferred nuclear refueling outage costs                                 8,728       6,577
Prepayments and other                                                   1,631       2,639
                                                                   ----------  ----------
TOTAL                                                                 205,905     478,414
                                                                   ----------  ----------

             OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                           138,546     157,572
                                                                   ----------  ----------

                      UTILITY PLANT
Electric                                                            3,098,446   3,093,033
Property under capital lease                                          450,014     449,851
Construction work in progress                                          36,868      24,029
Nuclear fuel under capital lease                                       61,905      49,256
                                                                   ----------  ----------
TOTAL UTILITY PLANT                                                 3,647,233   3,616,169
Less - accumulated depreciation and amortization                    1,416,337   1,407,885
                                                                   ----------  ----------
UTILITY PLANT - NET                                                 2,230,896   2,208,284
                                                                   ----------  ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                     173,470     195,634
  Unamortized loss on reacquired debt                                  48,381      51,957
  Other regulatory assets                                             157,949     174,517
Other                                                                   8,894       8,172
                                                                   ----------  ----------
TOTAL                                                                 388,694     430,280
                                                                   ----------  ----------

TOTAL ASSETS                                                       $2,964,041  $3,274,550
                                                                   ==========  ==========
See Notes to Financial Statements.


                       SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDER'S EQUITY


                                                                         December 31,
                                                                      2001        2000
                                                                        (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                    $100,891    $151,800
Accounts payable:
  Associated companies                                                  2,404       2,722
  Other                                                                14,316      23,585
Taxes accrued                                                         112,522      68,530
Accumulated deferred income taxes                                       2,360       1,648
Interest accrued                                                       47,095      44,007
Obligations under capital leases                                       26,503      32,119
Other                                                                   1,583       1,674
                                                                   ----------  ----------
TOTAL                                                                 307,674     326,085
                                                                   ----------  ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     498,404     391,505
Accumulated deferred investment tax credits                            86,040      89,516
Obligations under capital leases                                       35,401      17,137
Other regulatory liabilities                                          135,878     103,634
Decommissioning                                                       140,103     153,197
Regulatory reserves                                                         -     322,368
Accumulated provisions                                                    705         689
Other                                                                  39,117      46,139
                                                                   ----------  ----------
TOTAL                                                                 935,648   1,124,185
                                                                   ----------  ----------

Long-term debt                                                        830,038     930,854

                  SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
 issued and outstanding 789,350 shares in 2001 and 2000               789,350     789,350
Retained earnings                                                     101,331     104,076
                                                                   ----------  ----------
TOTAL                                                                 890,681     893,426
                                                                   ----------  ----------

Commitments and Contingencies

               TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $2,964,041  $3,274,550
                                                                   ==========  ==========
See Notes to Financial Statements.


                  SYSTEM ENERGY RESOURCES, INC.
                STATEMENTS OF RETAINED EARNINGS

                                        For the Years Ended December 31,
                                         2001        2000        1999
                                                (In Thousands)

Retained Earnings, January 1            $104,076   $102,131     $94,759

  Add:
    Net income                           116,355     93,745      82,372

  Deduct:
    Dividends declared                   119,100     91,800      75,000
                                        --------   --------    --------
Retained Earnings, December 31          $101,331   $104,076    $102,131
                                        ========   ========    ========

See Notes to Financial Statements.

                     SYSTEM ENERGY RESOURCES, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                  2001         2000        1999          1998         1997
                                                    (Dollars In Thousands)
Operating revenues            $  535,027   $  656,749   $  620,032   $  602,373   $  633,698
Net income                    $  116,355   $   93,745   $   82,372   $  106,476   $  102,295
Total assets                  $2,964,041   $3,274,550   $3,369,048   $3,431,205   $3,432,031
Long-term obligations (1)     $  865,439   $  947,991   $1,122,178   $1,182,616   $1,364,161
Electric energy sales (GWH)        8,921        9,621        7,567        8,259        9,735

(1)  Includes   long-term  debt  (excluding  current  maturities)   and
     noncurrent capital lease obligations.


                                               2002     2003     2004     after
                                                                          2004
                                                        (In Millions)

Planned construction and capital investment      $25     $20       $20      N/A
Long-term debt maturities                       $101     $11        $6     $813
Nuclear fuel lease obligations (1)               $27     $35       N/A      N/A

 (1) It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

                 ENTERGY CORPORATION AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS

NOTE   1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES   (Entergy
Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct and indirect subsidiaries, including the domestic utility companies and System Energy, whose separate financial statements are included in this document. The financial statements presented herein result from these companies having registered securities with the SEC.

      As required by generally accepted accounting principles, all significant intercompany transactions have been eliminated in the consolidated financial statements. The domestic utility companies and System Energy maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' equity.

Use of Estimates in the Preparation of Financial Statements

      The preparation of Entergy Corporation's and its subsidiaries' financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used.

Revenues and Fuel Costs

      Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi generate, transmit, and distribute electric power primarily to retail customers in Arkansas, Louisiana, and Mississippi, respectively. Entergy Gulf States generates, transmits, and distributes electric power primarily to retail customers in Texas and Louisiana. Entergy Gulf States also distributes gas to retail customers in and around Baton Rouge, Louisiana. Entergy New Orleans sells both electric power and gas to retail customers in the City of New Orleans, except for Algiers, where Entergy Louisiana is the electric power supplier. Entergy's domestic non-utility nuclear and energy commodity services segments derive almost all of their revenue from sales of electric power generated by plants owned by them, except for gains or losses on power plant development projects for energy commodity services, which are discussed below.

      System Energy's operating revenues are intended to recover from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans operating expenses and capital costs attributable to Grand Gulf 1. The capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1, plus System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1. System Energy's recently resolved rate proceeding is discussed in Note 2 to the financial statements.

      Entergy recognizes revenue from electric power and gas sales when it delivers power or gas to its customers. To the extent that deliveries have occurred but a bill has not been issued, the domestic utility companies accrue an estimate of the revenues for energy delivered since the latest billings. The monthly estimated unbilled revenue amounts are recorded as revenue and a receivable, and are reversed the following month.

     The domestic utility companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, both of which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers. Because the fuel adjustment clause mechanism allows monthly adjustments to recover fuel costs, Entergy Louisiana, Entergy New Orleans, and the Louisiana portion of Entergy Gulf States include a component of fuel cost recovery in their unbilled revenue calculations. Where the fuel component of revenues is billed based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. Effective January 2001, Entergy Mississippi's fuel factor includes an energy cost rider that is adjusted quarterly. In the case of Entergy Arkansas and the Texas portion of Entergy Gulf States, their fuel under-recoveries are treated as regulatory investments in the cash flow statements because those companies are allowed by their regulatory jurisdictions to recover the fuel cost regulatory asset over longer than a twelve-month period, and the companies earn a return on the under-recovered balances.

Property, Plant, and Equipment

      Property, plant, and equipment is stated at original cost. The original cost of plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Normal maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the domestic utility companies' and System Energy's plant is subject to mortgage liens.

     Electric plant includes the portions of Grand Gulf 1 and Waterford 3 that have been sold and leased back. For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions.

      Net property, plant, and equipment by company and functional category, as of December 31, 2001 and 2000, is shown below (in millions):

               2001                            Entergy   Entergy   Entergy    Entergy    Entergy    System
                                      Entergy  Arkansas    Gulf   Louisiana Mississippi    New      Energy
                                                          States                         Orleans
Production
      Nuclear                          $7,657    $1,053    $1,764    $1,722          $-        $-    $2,103
      Other                             2,016       317       573       192         206        12         -
Transmission                            1,788       533       568       336         319        23         9
Distribution                            3,848     1,123     1,064       838         551       272         -
Other                                     778       157       156       189         122        37        20
Plant acquisition adjustment -
      Entergy Gulf States                 374         -         -         -           -         -         -
Construction work in progress             883       158       222       111         110        43        37
Nuclear fuel
      (leased and owned)                  498        74        68        70           -         -        62
Accumulated provision for
      decommissioning (1)               (578)     (363)      (95)     (120)           -         -         -
                                      ---------------------------------------------------------------------
Property, plant, and equipment -net   $17,264    $3,052    $4,320    $3,338      $1,308      $387    $2,231
                                      =====================================================================

               2000                             Entergy   Entergy   Entergy    Entergy    Entergy    System
                                      Entergy   Arkansas    Gulf   Louisiana Mississippi    New      Energy
                                                           States                         Orleans
Production
      Nuclear                           $7,126    $1,092    $1,817    $1,779          $-        $-    $2,103
      Other                              2,021       329       595       195         204        12         -
Transmission                             1,693       504       517       323         316        24         9
Distribution                             3,532     1,074       963       796         517       182         -
Other                                      879       149       187       172         115        95        23
Plant acquisition adjustment -
      Entergy Gulf States                  391         -         -         -           -         -         -
Construction work in progress              937        87       145        85          44        36        24
Nuclear fuel
      (leased and owned)                   435       114        57        64           -         -        49
Accumulated provision for
      decommissioning (1)                (568)     (368)      (90)     (110)           -         -         -
                                       ---------------------------------------------------------------------
Property, plant, and equipment -net    $16,446    $2,981    $4,191    $3,304      $1,196      $349    $2,208
                                       =====================================================================

(1) This is reflected in accumulated depreciation and amortization on the balance sheet. The decommissioning liabilities related to Grand Gulf 1, Pilgrim, Indian Point 2, and the 30% of River Bend previously owned by Cajun are reflected in the applicable balance sheets in "Deferred Credits and Other Liabilities - Decommissioning."

     Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property. Depreciation rates on average depreciable property are shown below:

                   Entergy  Entergy    Entergy    Entergy     Entergy  System
         Entergy  Arkansas    Gulf    Louisiana  Mississippi    New    Energy(1)
                             States                           Orleans

  2001    2.8%       3.1%      2.5%      2.9%        2.4%         3.0%     2.8%
  2000    2.9%       3.2%      2.4%      3.0%        2.5%         3.1%     3.3%
  1999    2.9%       3.2%      2.4%      2.9%        2.4%         3.0%     3.3%

(1) Per a FERC order in 2001, the depreciation rate for System Energy was changed from 3.3% to 2.8%, retroactive to December 1995. The retroactive effect of the change is reflected in the 2001 financial statements. Refer to Note 2 to the financial statements for further details of the FERC order in the System Energy rate proceeding.

Jointly-Owned Generating Stations

      Certain Entergy subsidiaries jointly own electric generating facilities with third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 2001, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

                                                         Total
                                                         Megawatt                                Accumulated
            Generating Stations              Fuel-Type   Capability (1)  Ownership   Investment  Depreciation
                                                                                          (In Milliions)
Entergy Arkansas -
 Independence            Unit 1                 Coal       836            31.50%     $117        $   62
                         Common Facilities      Coal                      15.75%       31            15
 White Bluff             Units 1 and 2          Coal     1,610            57.00%      414           231
Entergy Gulf States -
 Roy S. Nelson           Unit 6                 Coal       550            70.00%      404           218
 Big Cajun 2             Unit 3                 Coal       562            42.00%      228           117
Entergy Mississippi -    Units 1 and 2  and     Coal     1,651            25.00%      227           102
 Independence            Common Facilities

System Energy -
 Grand Gulf              Unit 1               Nuclear    1,247            90.00%(2)  3,549        1,416
Entergy Power -
 Independence            Unit 2                 Coal       815            14.37%        76           33
                         Common Facilities      Coal                       7.18%         5            3

(1)"Total Megawatt Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2)Includes an 11.5% leasehold interest held by System Energy.   System
   Energy's Grand Gulf 1 lease obligations are discussed in Note 10 to the financial statements.

Gains or Losses on Sales of Power Development Projects

      EWO actively manages its assets as an investment portfolio, and attempts to maximize flexibility to respond to different market environments. Active management of the portfolio by EWO is expected to result in: the commercial operation of projects by EWO; the sale of projects at various stages in their planning, development, or operation; or the abandonment of projects. As a result, project sales are a part of the revenue generating activities of EWO, and gains or losses on those sales are reported in operating revenue for that business segment.

Nuclear Refueling Outage Costs

      Entergy records nuclear refueling outage costs in accordance with regulatory treatment and the matching principle. These refueling outage expenses are incurred to prepare the units to operate for the next  18  months without having to be taken off line.  Except  for  the
River  Bend  plant,  the  costs  are deferred  during  the  outage  and amortized over the period to the next outage. In accordance with the regulatory treatment of the River Bend plant, the costs are accrued in advance and included in the cost of service used to establish retail rates. Entergy Gulf States relieves the accrual when it incurs costs during the next River Bend outage.

Allowance for Funds Used During Construction

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both the plant balance and earnings, it is realized in cash through depreciation provisions included in rates.

Income Taxes

      Entergy Corporation and its subsidiaries file a U.S. consolidated federal income tax return. Income taxes are allocated to the subsidiaries in proportion to their contribution to consolidated taxable income. SEC regulations require that no Entergy subsidiary pay more taxes than it would have paid if a separate income tax return had been filed. In accordance with SFAS 109, "Accounting for Income Taxes," deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward.

      Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates in the period in which the tax or rate was enacted.

      Investment tax credits are deferred and amortized based upon the average useful life of the related property, in accordance with ratemaking treatment.

Earnings per Share

       The average number of common shares outstanding for the presentation of diluted earnings per share was greater by 3,789,392 shares in 2001, 1,960,858 shares in 2000, and 199,423 shares in 1999, than the number of such shares for the presentation of basic earnings per share due to Entergy's stock option and other stock compensation plans discussed more thoroughly in Note 5 to the financial statements. The dilutive effect of the stock options on earnings per share was $.06 in 2001, $.03 in 2000, and $.00 in 1999.

      Options to purchase approximately 148,500 and 5,205,000 shares of common stock at various prices were outstanding at the end of 2001 and 1999, respectively, that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at the end of each of the years presented. At the end of 2000, all outstanding options, totaling 11,468,316, were included in the computation of diluted earnings per share as a result of the average market price of the common shares being greater than the exercise prices.

Application of SFAS 71

     The domestic utility companies and System Energy currently account for the effects of regulation pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement applies to the financial statements of a rate-regulated enterprise that meet three criteria. The enterprise must have rates that (i) are approved by a body empowered to set rates that bind customers (its regulator); (ii) are cost-based; and (iii) can be charged to and collected from customers. These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers. If an enterprise meets these criteria, it capitalizes costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. Such capitalized costs are reflected as regulatory assets in the accompanying financial statements. A significant majority of Entergy's regulatory assets, net of related regulatory and deferred tax liabilities, earn a return on investment during their recovery periods. SFAS 71 requires that rate-regulated enterprises assess the probability of recovering their regulatory assets at each balance sheet date. When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.
      SFAS 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 for all or part of its operations should report that event in its financial statements. In general, SFAS 101 requires that the enterprise report the discontinuation of the application of SFAS 71 by eliminating from its balance sheet all regulatory assets and liabilities related to the applicable segment. Additionally, if it is determined that a regulated enterprise is no longer recovering all of its costs and therefore no longer qualifies for SFAS 71 accounting, it is possible that an impairment may exist that could require further write-offs of plant assets.

      EITF 97-4: "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101" specifies that SFAS 71 should be discontinued at a date no later than when the effects of a transition to competition plan for all or a portion of the entity subject to such plan are reasonably determinable. Additionally, EITF 97-4 promulgates that regulatory assets to be recovered through cash flows derived from another portion of the entity that continues to apply SFAS 71 should not be written off; rather, they should be considered regulatory assets of the segment that will continue to apply SFAS 71.

      See Note 2 to the financial statements for discussion of transition to competition activity in the retail regulatory jurisdictions served by the domestic utility companies. Arkansas and Texas have enacted retail open access laws, but Entergy believes that significant issues remain to be addressed by Arkansas and Texas regulators, and the enacted laws do not provide sufficient detail to reasonably determine the impact on Entergy Arkansas' and Entergy Gulf States' regulated operations.

Cash and Cash Equivalents

      Entergy considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities of more than three months are classified as other temporary investments on the balance sheet.

Investments

      Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy has recorded on the consolidated balance sheet $93 million of additional value in its decommissioning trust funds as of December 31, 2001, and $128 million as of December 31, 2000. This additional value represents the amount by which the fair value of the securities held in such funds exceeds the amounts deposited plus the earnings on the deposits. In accordance with the regulatory treatment for decommissioning trust funds, the domestic utility companies have recorded an offsetting amount of unrealized gains on investment securities in accumulated depreciation. System Energy's offsetting amount of unrealized gains on investment securities is in other regulatory liabilities.

     Decommissioning trust funds for Pilgrim and Indian Point 2 do not receive regulatory treatment. Accordingly, unrealized gains and losses recorded on the assets in these trust funds are recognized as a separate component of shareholders' equity because these assets are classified as available for sale.

Equity Method Investees

      Entergy owns a number of investments that are accounted for under the equity method of accounting because Entergy's ownership level results in significant influence, but not control, over the investee and its operations. Entergy records its share of earnings or losses of the investee based on the change during the period in the estimated liquidation value of the investment, assuming that the investee's assets were to be liquidated at book value. Entergy discontinues the recognition of losses on equity investments when its share of losses equals or exceeds its carrying amount of investee plus any advances made or commitments to provide additional financial support. See Note 13 to the financial statements for additional information regarding Entergy's equity method investments.
Derivative Financial Instruments and Commodity Derivatives

     Entergy implemented SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The statement requires that all derivatives be recognized in the balance sheet, either as assets or liabilities, at fair value. The changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

     For cash-flow hedge transactions in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current-period earnings.

     Contracts for commodities that will be delivered in quantities expected to be used or sold in the ordinary course of business, including certain purchases and sales of power and fuel, are not classified as derivatives. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

       Effective January 1, 2001, Entergy recorded a net-of-tax cumulative-effect-type adjustment of approximately $18.0 million reducing accumulated other comprehensive income to recognize, at fair value, all derivative instruments that are designated as cash-flow hedging instruments, primarily interest rate swaps and foreign currency forward contracts related to Entergy's competitive businesses. Additional information concerning Entergy's interest rate swaps outstanding as of December 31, 2001 is included in Note 7 to the financial statements. Effective October 1, 2001, Entergy recorded an additional net-of-tax cumulative-effect-type adjustment that increased net income by approximately $23.5 million. This adjustment resulted from the implementation of an interpretation of SFAS 133 that requires fuel supply agreements with volumetric optionality to be classified as derivative instruments. The agreement that resulted in the adjustment is in the energy commodity services segment.

Impairment of Long-Lived Assets

      Entergy periodically reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain. Generally, the determination of recoverability is based on the net cash flows expected to result from such operations and assets. Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy over the remaining life of the assets.

     Assets regulated under traditional cost-of-service ratemaking, and thereby subject to SFAS 71 accounting, are generally not subject to impairment because this form of regulation assures that all allowed costs are subject to recovery. However, certain deregulated assets and other operations of the domestic utility companies totaling approximately $1.2 billion (pre-tax) could be affected in the future. Those assets include Entergy Arkansas' and Entergy Louisiana's retained shares of Grand Gulf 1, Entergy Gulf States' Louisiana deregulated asset plan, the Texas jurisdictional abeyed portion of the River Bend plant and the portion of River Bend transferred from Cajun, and wholesale operations. Additionally, as noted above, the discontinuation of SFAS 71 regulatory accounting principles would require that Entergy review the affected assets for impairment.

Regulatory Assets

      The domestic utility companies and System Energy are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the tables below provide detail of "Other regulatory assets" included on the balance sheets of Entergy, the domestic utility companies, and System Energy as of December 31, 2001 and 2000 (in millions).

                2001                             Entergy   Entergy   Entergy    Entergy    Entergy   System
                                       Entergy  Arkansas    Gulf    Louisiana Mississippi    New     Energy
                                                           States                          Orleans
DOE Fees (Note 9)                         $47.5     $24.6      $4.3      $9.4          $-        $-      $9.2
Provisions for storm damages (Note 2)     214.0     178.7       8.7      26.6           -         -         -
Imputed capacity charges (Note 2)         41.7          -      14.8      26.9           -         -         -
Postretirement benefits                    26.3      26.3         -         -           -         -         -
Depreciation re-direct (Note 1)            79.1         -      79.1         -           -         -         -
River Bend AFUDC (Note 1)                  43.2         -      43.2         -           -         -         -
Spindletop gas storage lease               32.2         -      32.2         -           -         -         -
1994 FERC Settlement (Note 2)              20.2         -         -         -           -         -      20.2
Sale-leaseback deferral (Note 10)         128.3         -         -         -           -         -     128.3
Other                                      74.9      30.9      19.0      10.9        13.5      10.8       0.2
                                        ---------------------------------------------------------------------
   Total                                 $707.4    $260.5    $201.3     $73.8       $13.5     $10.8    $157.9
                                        =====================================================================

                2000                             Entergy   Entergy    Entergy     Entergy    Entergy   System
                                       Entergy  Arkansas    Gulf     Louisiana  Mississippi    New     Energy
                                                           States                            Orleans
DOE Fees (Note 9)                         $53.9     $27.9      $4.9       $10.6          $-        $-     $10.5
Provisions for storm damages (Note 2)     117.8      80.3       5.7        27.0         4.8         -         -
Deferred System Energy rate increase      221.1      54.9         -           -       129.0      37.2         -
(Note 2)
Postretirement benefits                    28.7      28.7         -           -           -         -         -
Depreciation re-direct (Note 1)            72.4         -      72.4           -           -         -         -
River Bend AFUDC (Note 1)                  45.1         -      45.1           -           -         -         -
Spindletop gas storage lease               30.2         -      30.2           -           -         -         -
1994 FERC Settlement (Note 2)              28.3         -         -           -           -         -      28.3
Sale-leaseback deferral (Note 10)         135.7         -         -           -           -         -     135.7
Other                                      59.3      30.0      11.1        13.3         6.9       7.5         -
                                         ----------------------------------------------------------------------
   Total                                 $792.5    $221.8    $169.4       $50.9      $140.7     $44.7    $174.5
                                         ======================================================================

River Bend AFUDC

     The River Bend AFUDC gross-up represents the incremental difference imputed by the LPSC between the AFUDC actually recorded by Gulf States Utilities on a net-of-tax basis during the construction of River Bend and what the AFUDC would have been on a pre-tax basis. The imputed amount was only calculated on that portion of River Bend that the LPSC allowed in rate base and is being amortized over the estimated remaining economic life of River Bend.

Transition to Competition Liabilities

      In conjunction with electric utility industry restructuring activity in Arkansas and Texas, regulatory mechanisms were established to mitigate potential stranded costs. These mechanisms include the transition cost account at Entergy Arkansas, which is discussed further in Note 2 to the financial statements. Also included is a provision in the Texas restructuring legislation that allows depreciation on transmission and distribution assets to be directed toward generation assets. The liabilities recorded as a result of these mechanisms are classified as "transition to competition" deferred credits.

Reacquired Debt

      The premiums and costs associated with reacquired debt of the domestic utility companies and System Energy (except that portion allocable to the deregulated operations of Entergy Gulf States) are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Entergy Gulf States' Deregulated Operations

    Entergy Gulf States does not apply regulatory accounting principles to its wholesale jurisdiction, Louisiana retail deregulated portion of River Bend, and the 30% interest in River Bend formerly owned by Cajun. The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 24%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order. The plan allows Entergy Gulf States to sell the electricity from the deregulated assets to Louisiana retail customers at 4.6 cents per KWH or off-system at higher prices, with certain provisions for sharing such incremental revenue above 4.6 cents per KWH between ratepayers and shareholders.

    The results of these deregulated operations before interest charges for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):


                                                     2001      2000       1999

Operating revenues                                $238,590  $200,023   $166,509
Operating expenses
        Fuel, operation, and maintenance           136,043   141,822    126,917
        Depreciation                                35,508    36,158     35,141
                                                  --------  --------   --------
Total operating expense                            171,551   177,980    162,058
                                                  --------  --------   --------
Operating income                                    67,039    22,043      4,451
Income tax expense                                  25,549     8,278        628
                                                  --------  --------   --------
Net income from deregulated utility operations     $41,490   $13,765     $3,823
                                                  ========  ========   ========

     The net investment associated with these deregulated operations as of December 31, 2001 and 2000 was approximately $822 million and $821 million, respectively.

Foreign Currency Translation

      All assets and liabilities of Entergy's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders' equity. Current exchange rates are used for U.S. dollar disclosures of future obligations denominated in foreign currencies.

New Accounting Pronouncements

     In mid-2001, the FASB issued the following pronouncements:

     o    SFAS 141, "Business Combinations";
     o    SFAS 142, "Goodwill and Other Intangible Assets";
     o    SFAS 143, "Accounting for Asset Retirement Obligations"; and
     o    SFAS 144, "Accounting for the Impairment or Disposal of Long-lived
       Assets".

     SFAS  141,  which  is  effective  for  all  business  combinations initiated after June 30, 2001, eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for using the purchase accounting method. SFAS 141 also requires the recording of all acquired intangible assets that either arise from contractual or legal rights, or that are separable from the acquired entity. The implementation of SFAS 141 on July 1, 2001 had no impact on Entergy's financial statements.

     SFAS 142, which Entergy implemented effective January 1, 2002, eliminates the amortization of goodwill arising from business
combinations.   Instead,  goodwill  will  be  subject  to  a   periodic
impairment  test  at  the  "reporting  unit"  level.   SFAS  142   also
eliminates the arbitrary 40-year cap on useful lives of intangible assets, and acknowledges that some intangible assets may have indefinite useful lives. The implementation of SFAS 142 will require Entergy to cease the amortization of the remaining plant acquisition adjustment recorded in conjunction with its acquisition of Entergy Gulf States; this will increase Entergy's annual net income by approximately $16.3 million. Entergy will also perform an impairment test on the remaining acquisition adjustment. As SFAS 142 allows, Entergy will complete this impairment test in the second quarter of 2002. Entergy does not believe an impairment will result from this test when it is completed.

     SFAS 143, which must be implemented by January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities will be recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets will be depreciated over the useful lives of the assets. Entergy expects that the net effect of implementing this standard for Entergy's regulated utilities will be recorded as a regulatory asset or liability, with no resulting impact on Entergy's net income. Upon adoption, the net effects of implementing this standard, to the extent that they are not recorded as regulatory assets or liabilities, will be recognized as cumulative effects of an accounting change in Entergy's income statement. Entergy has not yet completed its assessment of the likely overall impact of this standard on its financial statements, but anticipates that its assets and liabilities will increase upon implementation.

     SFAS 144, which Entergy implemented effective January 1, 2002, promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges of long-lived assets. Entergy does not expect the implementation of this standard to have a significant effect on Entergy's financial position or results of operations.


NOTE 2.   RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application  of  SFAS
71

      Although Arkansas and Texas have enacted retail open access laws, retail open access proceedings in Arkansas are currently suspended. Retail open access in Entergy Gulf States' service territory in Texas has been delayed. Entergy also believes that significant issues remain to be addressed by Texas regulators, and the enacted law does not provide sufficient detail to reasonably determine the impact on Entergy Gulf States' regulated operations. Entergy therefore continues to apply regulatory accounting principles to the retail operations of all of the domestic utility companies. Following is a summary of the status of retail open access in the domestic utility companies' retail service territories.

Arkansas

(Entergy Corporation and Entergy Arkansas)

      Under current Arkansas legislation, the target date for retail open access has been delayed until no sooner than October 1, 2003 and no later than October 1, 2005. In December 2001, the APSC recommended to the Arkansas General Assembly that legislation be enacted during the 2003 legislative session to either repeal the legislation authorizing retail open access or further delay retail open access until at least 2010. Entergy Arkansas supports the proposal for further delay of retail open access but opposes repeal of deregulation legislation as premature at this time. Based on the anticipated delay in retail open access, Entergy Arkansas withdrew its notice of intent to recover stranded costs in December 2001.

Texas

(Entergy Corporation and Entergy Gulf States)

      Retail open access legislation is in place in Texas, but the implementation of retail open access in Entergy Gulf States' territory is delayed until at least September 15, 2002. Several proceedings necessary to implement retail open access are still pending, including proceedings to set the price-to-beat rates that will be charged by Entergy's retail electric service provider, to implement Entergy Gulf States' business separation plan, and to form an RTO that includes Entergy's service area. In addition, the LPSC has not approved for the Louisiana jurisdictional operations the transfer of generation assets to, or a power purchase agreement with, Entergy's Texas generation company. Therefore, neither the necessary regulatory actions nor the reasonable determinability of the effect of deregulation has occurred for Entergy Gulf States to discontinue the application of regulatory accounting principles to its Texas generation operations.

Louisiana

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

      In March 1999, the LPSC deferred making a decision on whether competition in the electric utility industry is in the public interest. However, the LPSC directed the LPSC staff, outside consultants, and counsel to work together to analyze and resolve issues related to competition and to recommend a plan for consideration by the LPSC. In July 2001, the LPSC staff submitted a final response to the LPSC. In its report the LPSC staff concluded that retail competition is not in the public interest at this time for any customer class. Nevertheless, the LPSC staff recommended that retail open access be made available for certain large industrial customers as early as January 2003. An eligible customer choosing to go to competition would be required to provide its utility with a minimum of six months notice prior to the date of retail open access. The LPSC staff report also recommended that all customers who do not currently co- or self-generate, or have co- or self-generation under construction as of a date to be specified by the LPSC, remain liable for their share of stranded costs. During its October 2001 meeting, the LPSC adopted dates by which a total of
800 MW of co- or self-generation could be developed in Louisiana without being affected by stranded costs. During its November 2001 meeting, the LPSC decided not to adopt a plan for retail open access for any customers at this time, but to have collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states.

Mississippi

(Entergy Corporation and Entergy Mississippi)

     In May 2000, after two years of studies and hearings, the MPSC announced that it was suspending its docket studying the opening of the state's retail electricity markets to competition. The MPSC based its decision on its finding that competition could raise the electric rates paid by residential and small commercial customers. The final decision regarding the introduction of retail competition ultimately lies with the Mississippi Legislature, which is holding its 2002 session from January through March. Management cannot predict when, or if, Mississippi will deregulate its retail electricity market.

New Orleans

(Entergy Corporation and Entergy New Orleans)

     Entergy New Orleans filed an electric transition to competition plan in September 1997. This plan is similar to plans that were filed by the other domestic utility companies. No procedural schedule has been established for consideration of that plan by the Council.

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

March 2002 Settlement Agreement

      In March 2002, Entergy Arkansas, the APSC staff, and the Arkansas Attorney General submitted a settlement agreement to the APSC for approval. The agreement resolves issues discussed below under "Retail Rates," "Transition Cost Account," and "December 2000 Ice Storm Cost Recovery." A hearing before the APSC to consider the settlement is scheduled for April 11, 2002. No assurance can be given as to the timing or outcome of the proceedings before the APSC.

Retail Rates

     Entergy Arkansas is operating under the terms of a 1997 settlement agreement approved by the APSC that currently provides for a rate freeze. As discussed in "December 2000 Ice Storm Cost Recovery" below, Entergy Arkansas was scheduled to file a general rate proceeding in February 2002, in which Entergy Arkansas would have sought an increase in rates. The March 2002 settlement agreement states, however, that Entergy Arkansas will not file an application seeking to increase base rates prior to January 2003.

Transition Cost Account

     The 1997 settlement also provides for the collection of earnings in excess of an 11% return on equity in a transition cost account (TCA) to offset stranded costs if retail open access were implemented. Upon recommendation from the APSC, Entergy Arkansas' 2001 operating expense reflects an adjustment for 2000 TCA accruals of $18.9 million ($11.6 million after tax). Entergy Arkansas filed for a rehearing of the APSC's review of 2000 earnings. The March 2002 settlement agreement would resolve this matter, and issues related to the 1998 and 1999 earnings reviews, resulting in immaterial adjustments to the TCA. In 2001, Entergy Arkansas also recorded $7.9 million ($4.9 million after tax) for 2001 TCA accruals and interest expense of $6.0 million ($3.7 million after tax). As of December 31, 2001, the transition cost account balance was $152.4 million. In light of the delay in retail open access, Entergy Arkansas filed a proposal in December 2001 with the APSC that the balance in the transition cost account be used to offset a large portion of the December 2000 ice storm expenses discussed below. Entergy Arkansas' withdrawal of its notice of intent to recover stranded costs will end the transition cost account earnings review process after the 2001 earnings review is complete.

December 2000 Ice Storm Cost Recovery

     In mid- and late December 2000, two separate ice storms left 226,000 and 212,500 Entergy Arkansas customers, respectively, without electric power in its service area. The storms were the most severe natural disasters ever to affect Entergy Arkansas, causing damage to transmission and distribution lines, equipment, poles, and facilities. Entergy Arkansas filed a proposal to recover costs plus carrying charges associated with power restoration caused by the ice storms. In an order issued in June 2001, the APSC decided not to give final approval to Entergy's proposed storm cost recovery rider outside of a fully developed cost-of-service study in a general rate proceeding. The APSC action resulted in the deferral in 2001 of storm damage costs expensed in 2000 as reflected in Entergy Arkansas' financial statements.

     Entergy Arkansas filed its final storm damage cost determination, which reflects costs of approximately $195 million. The filing asked for recovery of approximately $170 million through a rider over approximately a six and one-half year period. The remainder of the costs is primarily capital expenditures that would be included in rate base in the general rate proceeding. In December 2001, Entergy Arkansas filed a proposal with the APSC to reduce the ice storm costs with the balance in the transition cost account.

     In the March 2002 settlement, the parties agree that $159 million of the ice storm costs would be classified as incremental ice storm expenses that can be offset against the TCA, and any excess of ice storm costs over the amount available in the TCA will be deferred for recovery over 30 years. The actual amount available in the TCA will not be known until the 2001 earnings review is complete. Of the remaining ice storm costs, $32.2 million will be addressed through established ratemaking procedures, including $22.2 million classified as capital additions. $3.8 million of the ice storm costs will not be recovered through rates.

Grand Gulf Accelerated Recovery Tariff

      In April 1998, FERC approved the Grand Gulf Accelerated Recovery Tariff (GGART). The GGART was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf purchased power obligation in advance of the implementation of retail open access in Arkansas. The GGART provided for the acceleration of $165 million of this obligation over the period January 1, 1999 through June 30, 2004. In April 2001, FERC approved Entergy Arkansas' filing that requested cessation of the GGART effective July 1, 2001. Entergy Arkansas made the filing pursuant to the terms of a December 2000 settlement agreement with the APSC.

Fuel Cost Recovery

     In March 2001, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC in accordance with the energy cost recovery rider formula and special circumstances agreement, including a new energy allocation factor. The filing reflected that an increase was warranted due to an increase in fuel and purchased power costs in 2000 and the accumulated under-recovery of 2000 energy costs. The increased energy cost rate is effective April 2001 through March 2002.

Decommissioning Cost Recovery

     The APSC ordered Entergy Arkansas to cease collection of funds to decommission ANO 1 and 2 for the calendar year 2001, and approved the continued cessation of collection of funds during 2002. The APSC based its decision on the anticipated approval of Entergy's application with the NRC to extend the license of ANO 1 by 20 years, and the conclusion that the funds previously collected will be sufficient to decommission the units. This decision will be reviewed annually and reflected in Entergy Arkansas' filing of its annual determination of the nuclear decommissioning rate rider.

Filings with the PUCT and Texas Cities

Rate Proceedings  (Entergy Corporation and Entergy Gulf States)

     In  June  1999,  the  PUCT  approved a settlement  agreement  that
Entergy Gulf States entered into in February 1999. The settlement agreement resolved Entergy Gulf States' 1996 and 1998 rate proceedings and all of the settling parties' pending appeals in other matters, except for the appeal in the River Bend abeyed cost recovery proceeding discussed below. The Office of Public Utility Counsel, an intervenor in the proceeding, has appealed certain aspects of this settlement to Travis County District Court. Entergy Gulf States cannot predict the outcome of the appeal.

     The settlement agreement provides for the following:

     o an annual $4.2 million base rate reduction, effective March 1, 1999, which is in addition to the annual $69 million base rate reduction (net of River Bend accounting order deferrals) in the PUCT's second order on rehearing in October 1998;
     o a methodology for semi-annual revisions of the fixed fuel factor through December 2001 based on the market price of natural gas, which has been extended until the start of retail open access;
     o a base rate freeze through June 1, 2000. The Texas restructuring law extends the base rate freeze through December 2001. The freeze is still in effect in 2002 pursuant to the settlement that delayed the start of retail open access in Entergy Gulf States' service territory;
     o amortization of the remaining River Bend accounting order deferrals as of January 1, 1999, over three years on a straight-line basis, and the accounting order deferrals will not be recognized in any subsequent base rate case or stranded cost calculation;
     o the dismissal of all pending appeals of the settling parties relating to Entergy Gulf States' proceedings with the PUCT, except the River Bend abeyed plant costs appeal discussed below; and
     o the potential recovery in the River Bend abeyed plant costs appeal is limited to $115 million net plant in service as of January 1, 2002, less depreciation over the remaining life of the plant beginning January 1, 2002 through the date the plant costs are included in rate base (see "Recovery of River Bend Costs" in this note for further discussion).

      As a result of the settlement agreement, in June 1999, Entergy Gulf States removed the $93.9 million provision recorded in 1998 for the amortization of River Bend accounting order deferrals to reflect the three-year amortization schedule detailed in the agreement. The income impact of this removal was largely offset by an increase in the rate of amortization of the accounting order deferrals.

Recovery  of  River Bend Costs  (Entergy Corporation and  Entergy  Gulf
States)

      In March 1998, the PUCT disallowed recovery of $1.4 billion of company-wide abeyed River Bend plant costs which have been held in abeyance since 1988. Entergy Gulf States appealed the PUCT's decision on this matter to the Travis County District Court in Texas. In June 1999, subsequent to the settlement agreement discussed above, Entergy Gulf States removed the reserve for River Bend plant costs held in abeyance and reduced the value of the plant asset. The settlement agreement limits potential recovery of the remaining plant asset, less depreciation, to $115 million as of January 1, 2002. In a settlement in its transition to competition proceedings, and consistent with the June 1999 settlement, Entergy Gulf States agreed not to prosecute its appeal until January 1, 2002. Entergy Gulf States is now prosecuting its appeal, and the argument on the appeal is scheduled for March 22, 2002. Entergy Gulf States also agreed that it will not seek recovery of the abeyed plant costs through any additional charge to Texas ratepayers. The financial statement impact of the retail rate settlement agreement on the abeyed plant costs will ultimately depend on several factors, including the possible discontinuance of SFAS 71 accounting treatment to the Texas generation business, the determination of the market value of generation assets, and any future legislation in Texas addressing the pass-through or sharing of any stranded benefits with Texas ratepayers. No assurance can be given that additional reserves or write-offs will not be required in the future.

PUCT Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

     As determined in the June 1999 retail rate settlement agreement discussed above, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments occur semi-annually. The settlement that delayed implementation of retail open access  in  Texas  for Entergy Gulf States provides that  Entergy  Gulf
States will continue the use of this methodology until retail open access begins. The amounts collected under Entergy Gulf States' fixed fuel factor until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT.

     In September 1998, Entergy Gulf States filed an application with the PUCT for an increase in its fixed fuel factor and for a surcharge to Texas retail customers for the cumulative under-recovery of fuel and
purchased  power  costs.   The PUCT issued an order  in  December  1998
approving the implementation of a revised fuel factor and fuel and purchased power surcharge that would result in recovery of $112.1 million of under-recovered fuel costs, inclusive of interest, over a 24-
month  period.   These increases were implemented in the first  billing
cycle in February 1999. North Star Steel Texas, Inc. has appealed the PUCT's order to the State District Court in Travis County, Texas. Entergy Gulf States cannot predict the outcome of this appeal.

     Entergy Gulf States filed a fuel reconciliation case in July 1999 reconciling approximately $731 million (after excluding approximately $14 million related to Cajun issues to be handled in a subsequent proceeding) of fuel and purchased power costs incurred from July 1996 through February 1999. In February 2000, Entergy Gulf States reached a settlement with all but one of the parties to the proceeding. The settlement reduced Entergy Gulf States' requested surcharge in the reconciliation filing from $14.7 million to $2.2 million. In April 2000, the PUCT approved this settlement allowing Entergy Gulf States to recover the $2.2 million surcharge beginning with the April 2000 billing cycle and continuing until January 2001.

     In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States is reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested a surcharge to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. A hearing on the merits concluded in August 2001 and the ALJ has recommended that the surcharge be reduced to $7 million. The PUCT considered the ALJ's recommendation in February 2002, but did not reach a final decision. The PUCT recommended certain issues for further consideration by the State Office of Administrative Hearings. No assurance can be given as to the outcome of this proceeding.

     In November 2001, Entergy Gulf States filed an application with the PUCT requesting an interim surcharge to collect $71 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through September 2001. Entergy Gulf States made the application pursuant to one of the terms of the settlement agreement that delayed implementation of retail open access in Texas for Entergy Gulf States. In February 2002, Entergy Gulf States revised its request to collect $40.9 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through January 2002. Entergy Gulf States requests that the surcharge begin in March 2002 and extend through August 2002. The ALJ has recommended that the PUCT approve Entergy Gulf States' request. No assurance can be given as to the outcome of this request before the PUCT.

Filings with the LPSC

Annual Earnings Reviews  (Entergy Corporation and Entergy Gulf States)

     In June 2000, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff to refund $83 million, including interest, resolving refund issues in Entergy Gulf States' second, third, fourth, and fifth post-merger earnings reviews filed with the LPSC in May 1995, 1996, 1997, and 1998, respectively. The refund was made over a three-month period beginning July 2000. Although refund issues in the third, fourth, and fifth post-merger earnings reviews were resolved by the June 2000 settlement, certain prospective issues remained in dispute following the settlement. The fourth earnings review is currently on appeal at the Nineteenth Judicial District Court. A decision from the LPSC in the fifth earnings review is expected in the second quarter of 2002.

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

      In May 2001, Entergy Gulf States filed its eighth required post-merger earnings analysis with the LPSC. This filing is subject to review by the LPSC and may result in a change in rates. In February 2002, the LPSC staff filed testimony recommending a $16.4 million rate refund and a $39.8 million prospective rate reduction. The prospective reduction includes a recommended reduction in return on equity that would not take effect until June 2003. A procedural schedule has been established by the LPSC and a hearing is scheduled for April 2002.

Formula Rate Plan Filings (Entergy Corporation and Entergy Louisiana)

     In May 1997, Entergy Louisiana made its second annual performance-based formula rate plan filing with the LPSC for the 1996 test year. This filing resulted in a total rate reduction of approximately $54.5 million, which was implemented in July 1997. At the same time, rates were reduced by an additional $0.7 million and by an additional $2.9 million effective March 1998. Upon completion of the hearing process in December 1998, the LPSC issued an order requiring an additional rate reduction and refund, although the resulting amounts were not quantified. Entergy Louisiana has appealed this order and obtained a preliminary injunction pending a final decision on appeal. This appeal is pending before the Louisiana Supreme Court.

      In April 1999, Entergy Louisiana submitted its fourth annual performance-based formula rate plan filing for the 1998 test year. A rate reduction of $15.0 million was implemented effective August 1, 1999. In May 2000, the LPSC ordered a $6.4 million refund. This refund was made in July 2000.

      In May 2000, Entergy Louisiana submitted its fifth annual performance-based formula rate plan filing for the 1999 test year. As a result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. In September 2001, the LPSC approved a settlement in which Entergy Louisiana agreed to increase to $28.2 million the total base rate reduction, effective August 2000. The settlement resolves all issues in the proceeding except for Entergy Louisiana's claim for an increase in its allowed return on common equity from 10.5% to 11.6%. A procedural schedule to address the return on common equity issue has been established and a hearing will be held in March 2002.

     In April 2001, Entergy Louisiana submitted its sixth annual performance-based formula rate plan filing, which used a 2000 test year. The filing indicated that an immaterial base rate reduction might be appropriate. This filing is subject to review by the LPSC. A procedural schedule has been established and a hearing is scheduled in the second quarter of 2002.

Fuel  Adjustment  Clause Litigation  (Entergy Corporation  and  Entergy
Louisiana)

      In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs sought treble damages for alleged injuries arising from alleged violations by the defendants of Louisiana's antitrust laws in connection with the costs included in fuel filings with the LPSC and passed through to ratepayers. Plaintiffs also requested that the LPSC initiate a review of Entergy Louisiana's monthly fuel adjustment charge filings and force restitution to ratepayers of all costs that the plaintiffs allege were improperly included in those fuel adjustment filings.
     Entergy Louisiana agreed to settle both of these proceedings. The LPSC approved the settlement agreement following a fairness hearing before an ALJ in November 2000. The state court certified the plaintiff class and approved the settlement after a fairness hearing in April 2001. Under the terms of the settlement agreement, Entergy Louisiana agreed to refund to customers approximately $72 million to resolve all claims arising out of or relating to Entergy Louisiana's fuel adjustment clause filings from January 1, 1975 through December 31, 1999, except with respect to purchased power and associated costs included in the fuel adjustment clause filings for the period May 1 through September 30, 1999. Entergy Louisiana previously recorded provisions for the refund, which Entergy Louisiana made through the fuel adjustment clause over a three-month period beginning in July 2001.

      Also under the terms of the settlement, Entergy Louisiana consented to future fuel cost recovery under a long-term gas contract based on a formula that will likely result in an under-recovery of actual costs for the remainder of the contract's term, which runs through 2013. The future under-recovery cannot be precisely estimated because it will depend upon factors that are not certain, such as the price of gas and the amount of gas purchased under the long-term contract. In recent years, Entergy Louisiana has made purchases under that contract totaling from $91 million to $121 million annually. Had the settlement terms been applicable to such purchases, the under-recoveries would have ranged from $4 million to $9 million per year.

Filings with the MPSC

Formula   Rate   Plan   Filings   (Entergy  Corporation   and   Entergy
Mississippi)

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

     In March 1999, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 1998 test year. In April 1999, the MPSC approved a prospective rate reduction of $13.3 million, effective May 1999. In June 1999, Entergy Mississippi revised its March 1999 filing to include a portion of refinanced long-term debt not included in the original filing. This revision resulted in an additional rate reduction of approximately $1.5 million, effective July 1999.

MPSC Fuel Cost Review  (Entergy Corporation and Entergy Mississippi)

      In December 2000, the MPSC approved an increase in Entergy Mississippi's energy cost recovery rider to collect the under-recovered fuel and purchased power costs incurred as of September 30, 2000. The recovery of $136.7 million, plus carrying charges, is occurring over a 24-month period which began with the first billing cycle of January 2001. As approved by the MPSC, Entergy Mississippi also began making quarterly energy cost recovery filings beginning in January 2001 to reflect under-recovered fuel and purchased power costs from the second prior calendar quarter.

Grand Gulf Accelerated Recovery Tariff (GGART) (Entergy Corporation and Entergy Mississippi)

       In September 1998, FERC approved the GGART for Entergy Mississippi's allocable portion of Grand Gulf, which was filed with FERC in August 1998. The GGART provides for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligation in an amount totaling $221.3 million over the period October 1, 1998 through June 30, 2004.

Filings with the Council

Rate Proceedings (Entergy Corporation and Entergy New Orleans)

      Entergy New Orleans operates currently under the terms of a settlement agreement approved by the Council in November 1998. The settlement agreement required base rate reductions for electric customers of $7.1 million effective January 1, 1999, $3.2 million effective October 1, 1999, $16.1 million effective October 1, 2000, and no base rate increases prior to October 1, 2001. In June 2001, Entergy New Orleans filed with the Council for changes in gas and electric rates based on a test year ending December 31, 2000. The filing indicated that an increase of $12.7 million in gas rates and an increase of $12.5 million in electric rates might be appropriate. Proceedings on Entergy New Orleans' filing have been deferred until June 2002. Entergy New Orleans' rate decrease that would have occurred in October 2001 upon completion of its Grand Gulf 1 phase-in plan has also been deferred. As a result of the deferral of the proceedings, Entergy New Orleans' rates will remain at their current level at this time.

Natural Gas  (Entergy Corporation and Entergy New Orleans)

     In a resolution adopted in August 2001, the Council ordered Entergy New Orleans to account for $36 million of certain natural gas costs charged to its gas distribution customers from July 1997 through May 2001. The resolution suggests that refunds may be due to the gas distribution customers if Entergy New Orleans cannot account satisfactorily for these costs. Entergy New Orleans filed a response to the Council in September 2001. Entergy New Orleans has documented a full reconciliation for the natural gas costs during that period. The ultimate outcome of the proceeding cannot be predicted at this time.

Fuel Adjustment Clause Litigation  (Entergy Corporation and Entergy New
Orleans)

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

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding in April 2000 and has been supplemented. The testimony, as supplemented, asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $100 million over a period of years. In June 2001, the Council's advisors filed testimony on these issues in which they allege that Entergy New Orleans ratepayers may have been overcharged by more than $32 million, the vast majority of which is reflected in the plaintiffs' claim. However, it is not clear precisely what periods and damages are being alleged in the proceeding. Entergy intends to defend this matter vigorously, both in court and before the Council. Hearings began in February 2002. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

Purchased Power for Summer 2000, 2001, and 2002 (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      The domestic utility companies filed applications with the APSC, the LPSC, the MPSC, and the Council to approve the sale of power by Entergy Gulf States from its unregulated, undivided 30% interest in River Bend formerly owned by Cajun to the other domestic utility companies during the summer of 2000. These applications were approved subject to subsequent prudence reviews. In addition, Entergy Gulf States and Entergy Louisiana filed an application with the LPSC for authorization to purchase capacity and electric power from third parties for the summer of 2000, and filed a similar application for the summer of 2001. The LPSC approved these applications, with reservations of its rights to review the prudence of the purchases and the appropriate categorization of the costs as either capacity or energy charges for purposes of recovery. A similar application was filed with the LPSC on March 1, 2002 for the summer of 2002, but no action yet has been taken by the LPSC on that filing.

      The LPSC reviewed the 2000 purchases and found that Entergy Louisiana's and Entergy Gulf States' costs were prudently incurred, but decided that approximately 34% of the costs should be categorized as capacity charges, and therefore should be recovered through base rates and not through the fuel adjustment clause. In November 2000, the LPSC ordered refunds of $11.1 million for Entergy Louisiana and $3.6 million for Entergy Gulf States, for which adequate provisions have been made. In May 2001, the LPSC determined that 24% of Entergy Louisiana's and Entergy Gulf States' costs relating to summer 2001 purchases should be categorized as capacity charges, and is still reviewing certain prudence issues related to the 2001 purchases. Those costs that are categorized as capacity charges will be included in the costs of service used to determine the base rates of Entergy Louisiana and
Entergy Gulf States. In 2001, these companies recorded a regulatory asset for the capacity charges incurred in both 2000 and 2001. The capacity charges for 2000 are being amortized through May 2002 for Entergy Gulf States and through July 2002 for Entergy Louisiana. The capacity charges for 2001 will be amortized over a twelve-month period beginning in June 2002 for Entergy Gulf States and August 2002 for Entergy Louisiana.

River  Bend  Cost  Deferrals   (Entergy Corporation  and  Entergy  Gulf
States)

      Entergy Gulf States was amortizing $182 million of River Bend operating and purchased power costs, depreciation, and accrued carrying charges over a 20-year period. In accordance with the June 1999 Texas settlement agreement discussed above, Entergy Gulf States reduced these deferred costs by $93.9 million, for which adequate reserves had been recorded. Entergy Gulf States also was allowed to amortize the remainder of the accelerated balance as of January 1, 1999, over three years on a straight-line basis, which ended December 31, 2001.

Grand Gulf 1 Deferrals and Retained Shares

(Entergy Corporation and Entergy Arkansas)

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf 1-related costs and recovers the remaining 78% of its share in rates. In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas' cost from its retained share.

(Entergy Corporation and Entergy Louisiana)

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf 1, subject to certain terms and conditions. Entergy Louisiana retains and does not recover from retail ratepayers, 18% of its 14% share of the costs of Grand Gulf 1 capacity and energy and recovers the remaining 82% of its share in rates. Entergy Louisiana is allowed to recover through the fuel adjustment clause 4.6 cents per KWH for the energy related to its retained portion of these costs. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered
through   Entergy  Louisiana's  base  rates.   Alternatively,   Entergy
Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

(Entergy Corporation and Entergy New Orleans)

     Under various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 2001, the entire deferred amount has been recovered through rates.

System Energy's 1995 Rate Proceeding (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     System Energy applied to FERC in May 1995 for a rate increase, and implemented the increase in December 1995. The request sought changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. The request also included a proposed change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described in Note 1 to the financial statements. After holding hearings in 1996, a FERC ALJ found that portions of System Energy's request should be rejected, including a proposed increase in return on common equity from 11% to 13% and a requested change in decommissioning cost methodology. The ALJ recommended a decrease in the return on common equity from 11% to 10.8%. Other portions of System Energy's request for a rate increase were approved by the ALJ.

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

     In July 2001, FERC denied requests for rehearing and the July 2000 order became final. System Energy made a compliance tariff filing in August 2001 and it was accepted by FERC in November 2001. System Energy made refunds to the domestic utility companies in December 2001.

     In accordance with regulatory accounting principles, during the pendency of the case, System Energy recorded reserves for potential refunds against its revenues. Upon the order becoming final, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy recorded entries to spread the impacts of FERC's order to the various revenue, expense, asset, and liability accounts affected, as if the order had been in place since commencement of the case in 1995. System Energy also recorded an additional reserve amount against its revenue, to adjust its estimate of the impact of the order, and recorded additional interest expense on that reserve. System Energy also recorded reductions in its depreciation and its decommissioning expenses to reflect the lower levels in FERC's order, and reduced tax expense affected by the order.

     In December 2001, Entergy Arkansas filed with the APSC the amount of the refund to retail customers in Arkansas. The total refund of $53.7 million, including interest, is expected to be refunded through the issuance of refund checks in March 2002 after approval by the APSC of the refund rates.

      Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase was $21.6 million annually. In July 1995, Entergy Mississippi filed a schedule with the MPSC that deferred the retail recovery of the System Energy rate increase. The deferral plan, which was approved by the MPSC, began in December 1995, the effective date of the System Energy rate increase, and was effective until the issuance of the final order by FERC. Entergy Mississippi revised the deferral plan two times during the pendency of the System Energy proceeding. As a result of the final resolution of the FERC order and in accordance with Entergy Mississippi's second revised deferral plan, refunds to Entergy Mississippi from System Energy, including interest, have been credited against deferral balances and refund amounts in excess of the deferral balances are being included as a credit to the amounts billed to Entergy Mississippi's customers in October 2001 through September 2002 under its Grand Gulf Riders.

      Entergy New Orleans' allocation of the proposed System Energy wholesale rate increase was $11.1 million annually. In February 1996, Entergy New Orleans filed a plan with the Council to defer 50% of the amount of the System Energy rate increase. In December 2001, the Council approved a refund to customers. The total amount of the refund to Entergy New Orleans' customers is $43 million. In anticipation of the FERC order, Entergy New Orleans advanced the refunding of $10 million in February 2001 to customers to assist with unexpected high energy bills. The total refund will also be reduced by an additional $6 million which will be used for the establishment of a public benefits and payments assistance program. The remaining $27 million was refunded through the issuance of refund checks during the first quarter of 2002.

FERC   Settlement  (Entergy  Corporation,  Entergy  Arkansas,   Entergy
Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy has been refunding a total of approximately $62 million, plus interest, to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans through June 2004. System Energy also reclassified from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although such costs are excluded from rate base, System Energy is amortizing and recovering these costs over a 10-year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs is reducing Entergy's and System Energy's net income by approximately $10 million annually.


NOTE 3.   INCOME TAXES

      Income tax expenses for 2001, 2000, and 1999 consist of the following (in thousands):

               2001                             Entergy   Entergy   Entergy    Entergy    Entergy    System
                                      Entergy   Arkansas    Gulf   Louisiana Mississippi    New      Energy
                                                           States                         Orleans
Current:
  Federal                             $321,085   $83,314   $60,333   $97,265     $77,074   $16,844 ($56,166)
  Foreign                                3,355         -         -         -           -         -         -
  State                                 53,565    16,230    17,385    16,404      11,523     2,958   (6,837)
                                     -----------------------------------------------------------------------
    Total                              378,005    99,544    77,718   113,669      88,597    19,802  (63,003)
Deferred -- net                        110,944    11,414    11,554  (21,931)    (66,633)  (23,691)   110,240
Investment tax credit
   adjustments - net                  (23,192)   (5,025)   (7,234)   (5,451)     (1,500)     (507)   (3,476)
                                     -----------------------------------------------------------------------
   Recorded income tax expense        $465,757  $105,933   $82,038   $86,287     $20,464  ($4,396)   $43,761
                                     =======================================================================

               2000                             Entergy   Entergy   Entergy    Entergy    Entergy    System
                                      Entergy   Arkansas    Gulf   Louisiana Mississippi    New      Energy
                                                           States                         Orleans
Current:
  Federal                             $291,616   $51,042   $42,587   $83,369   ($24,598)   $10,530  $132,725
  Foreign                               11,555         -         -         -           -         -         -
  State                                 51,293     9,694     6,737    12,926     (3,615)     1,706    19,750
                                     -----------------------------------------------------------------------
    Total                              354,464    60,736    49,324    96,295    (28,213)    12,236   152,475
Deferred -- net                        150,018    46,365    61,779    22,111      52,581     (129)  (67,509)
Investment tax credit
   adjustments - net                  (25,561)   (6,589)   (7,500)   (5,761)     (1,500)     (510)   (3,703)
                                     -----------------------------------------------------------------------
   Recorded income tax expense        $478,921   100,512  $103,603  $112,645     $22,868   $11,597   $81,263
                                     =======================================================================

               1999                             Entergy   Entergy   Entergy    Entergy    Entergy    System
                                      Entergy   Arkansas    Gulf   Louisiana                New      Energy
                                                           States            Mississippi  Orleans
Current:
  Federal                             $452,568   $25,811   $64,991  $115,180      ($660)   $13,238  $121,733
  Foreign                               27,730         -         -         -           -         -         -
  State                                 65,834     5,780    11,669    22,675         131     2,923    18,979
                                     -----------------------------------------------------------------------
    Total                              546,132    31,591    76,660   137,855       (529)    16,161   140,712
Deferred -- net                      (153,304)    26,335    13,513   (9,953)      19,566   (2,615)  (77,173)
Investment tax credit
   adjustments - net                  (36,161)   (3,914)  (15,008)   (5,534)     (1,500)     (516)   (9,688)
                                     -----------------------------------------------------------------------
   Recorded income tax expense        $356,667   $54,012   $75,165  $122,368     $17,537   $13,030   $53,851
                                     =======================================================================

      Total income taxes differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2001, 2000, and 1999 are (in thousands):

                                               Entergy   Entergy   Entergy    Entergy    Entergy   System
               2001                  Entergy  Arkansas    Gulf    Louisiana Mississippi    New     Energy
                                                         States                          Orleans
Computed at statutory rate (35%)     $425,692   $99,441   $91,520   $76,594     $21,029  ($2,307)   $56,041
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect      45,124    12,098     7,897    10,160       1,935     (292)     5,803
    Depreciation                       11,890     4,136     1,504    10,542     (1,091)        17   (3,218)
    Amortization of investment
        tax credits                  (22,488)   (5,028)   (6,528)   (5,448)     (1,500)     (504)   (3,480)
    Flow-through/permanent
        Differences                  (20,698)   (5,582)  (11,318)   (1,620)       (856)     (702)     (620)
    US tax on foreign income           21,422         -         -         -           -         -         -
    Benefit of Entergy Corp.
      expenses                              -         -   (1,510)   (4,647)           -     (746)  (10,697)
    Other - net                         4,815       868       473       706         947       138      (68)
                                     ----------------------------------------------------------------------
      Total income taxes             $465,757  $105,933   $82,038   $86,287     $20,464  ($4,396)   $43,761
                                     ======================================================================
Effective Income Tax Rate               38.3%     37.3%     31.4%     39.4%       34.1%     66.7%     27.3%

                                               Entergy   Entergy   Entergy    Entergy    Entergy    System
               2000                  Entergy   Arkansas    Gulf   Louisiana Mississippi    New      Energy
                                                          States                         Orleans
Computed at statutory rate (35%)     $416,443   $83,147   $99,380   $96,363     $21,644    $9,840   $61,253
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect      47,504    11,571    14,421    11,389       2,239       824     7,060
    Depreciation                       49,741    16,098     4,791    10,810       1,346     1,441    15,255
   Amortization of investment
        tax credits                  (23,783)   (5,112)   (7,664)   (5,520)     (1,500)     (507)   (3,480)
    Flow-through/permanent
        Differences                  (18,495)   (5,596)  (10,032)   (1,623)       (825)     (401)      (18)
    US tax on foreign income            1,472         -         -         -           -         -         -
    Other - net                         6,039       404     2,707     1,226        (36)       400     1,193
                                     ----------------------------------------------------------------------
      Total income taxes             $478,921  $100,512  $103,603  $112,645     $22,868   $11,597   $81,263
                                     ======================================================================
Effective Income Tax Rate               40.3%     42.3%     36.5%     40.9%       37.0%     41.2%     46.4%

                                               Entergy   Entergy   Entergy    Entergy    Entergy    System
               1999                  Entergy   Arkansas    Gulf   Louisiana Mississippi    New      Energy
                                                          States                         Orleans
Computed at statutory rate (35%)     $333,093   $43,164   $70,058  $109,948     $20,693   $11,196   $47,678
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect      49,487     6,949    18,805    13,741       1,982     1,930     6,080
    Depreciation                       49,460    18,429     4,718     9,577     (1,093)     2,232    15,597
   Amortization of investment
        tax credits                  (29,015)   (5,132)   (6,642)   (5,532)     (1,500)     (518)   (9,691)
    Flow-through/permanent
        Differences                   (8,042)   (5,250)   (2,795)   (1,191)       (284)     (272)        27
    US tax benefit on foreign
     income                           (9,584)         -         -         -           -         -         -
    Benefit of Entergy Corporation
        expenses                            -   (3,341)   (4,046)   (4,053)     (1,936)     (754)   (4,552)
    Change in valuation allowance    (46,315)         -         -         -           -         -         -
    Other - net                        17,583     (807)   (4,933)     (122)       (325)     (784)   (1,288)
                                     ----------------------------------------------------------------------
      Total income taxes             $356,667   $54,012   $75,165  $122,368     $17,537   $13,030   $53,851
                                     ======================================================================

Effective Income Tax Rate               37.5%     43.8%     37.6%     39.0%       29.7%     40.7%     39.5%

      Significant components of net deferred tax liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

            2001                                Entergy      Entergy      Entergy      Entergy      Entergy      System
                                  Entergy      Arkansas    Gulf States   Louisiana   Mississippi  New Orleans    Energy
Deferred Tax Liabilities:
    Net regulatory
     assets/(liabilities)       ($1,195,100)   ($196,800)   ($469,073)   ($222,443)    ($29,237)      $17,806   ($274,899)
    Plant-related basis
     differences                 (3,189,015)    (608,488)  (1,025,047)    (741,553)    (276,098)     (68,765)    (391,391)
    Storm Damage                    (65,744)     (65,744)            -            -            -            -            -
    Nuclear Decommissioning        (163,869)            -        (638)            -            -            -      (5,047)
    Other                           (97,373)     (62,630)     (13,478)     (25,733)      (1,531)      (3,938)      (9,952)
                                 -----------------------------------------------------------------------------------------
        Total                    (4,711,101)    (933,662)  (1,508,236)    (989,729)    (306,866)     (54,897)    (681,289)
                                 -----------------------------------------------------------------------------------------
Deferred Tax Assets:
    Accumulated deferred
     investment tax credit           160,003       32,655       42,450       43,075        6,850        2,063       32,910
    Capital loss carryforwards        55,845            -            -            -            -            -            -
    Foreign tax credits               73,741            -            -            -            -            -            -
    Sale and leaseback               230,157            -            -       99,353            -            -      130,804
    Removal cost                     103,338          802       26,877       64,809        (912)       11,762            -
    Unbilled/Deferred revenues        64,178            -       11,689            -        6,767            -            -
    Pension-related items            113,133            -        5,558        5,529      (4,542)        6,857        3,429
    Rate refund                       12,477            -       14,545      (4,060)            -        1,992            -
    Reserve for regulatory
     adjustments                     109,370            -      109,370            -            -            -            -
    Transition cost accrual           55,919       55,919            -            -            -            -            -
    Customer Deposits                 77,321       26,664       11,842       25,731       12,928          156            -
    Nuclear Decommissioning           15,599       12,766            -        2,833            -            -            -
    Other                            169,855       17,812       37,409       18,415            -       11,623       13,382
    Valuation allowance             (98,011)            -            -            -            -            -            -
                                 -----------------------------------------------------------------------------------------
        Total                      1,142,925      146,618      259,740      255,685       21,091       34,453      180,525
                                 -----------------------------------------------------------------------------------------
     Net deferred tax liability ($3,568,176)   ($787,044) ($1,248,496)   ($734,044)   ($285,775)    ($20,444)   ($500,764)
                                ==========================================================================================

            2000                                Entergy      Entergy      Entergy      Entergy      Entergy      System
                                   Entergy     Arkansas    Gulf States   Louisiana   Mississippi  New Orleans    Energy
Deferred Tax Liabilities:
    Net regulatory
     assets/(liabilities)       ($1,193,795)   ($197,577)   ($448,460)   ($249,983)    ($32,968)       $9,755   ($274,562)
    Plant-related basis
     differences                 (3,067,528)    (536,985)  (1,034,502)    (746,274)    (223,369)     (65,066)    (413,200)
    Rate deferrals                 (159,148)     (17,554)      (1,594)            -    (111,045)     (28,955)            -
    Storm Damage                    (31,424)     (31,424)            -            -            -            -            -
    Nuclear Decommissioning         (19,157)            -        (509)            -            -            -      (5,204)
    Other                          (185,640)    (101,186)      (9,462)     (60,390)      (4,051)      (2,682)     (11,815)
                                 -----------------------------------------------------------------------------------------
        Total                    (4,656,692)    (884,726)  (1,494,527)  (1,056,647)    (371,433)     (86,948)    (704,781)
                                 -----------------------------------------------------------------------------------------
Deferred Tax Assets:
    Accumulated deferred
     investment tax credit           168,841       34,626       44,526       45,173        7,424        2,852       34,240
    Capital loss carryforwards        39,091            -            -            -            -            -            -
    Foreign tax credits               98,468            -            -            -            -            -            -
    Sale and leaseback               229,169            -            -      103,200            -            -      125,969
    Removal cost                     105,842          872       27,101       65,690          203       11,976            -
    Unbilled/Deferred revenues        25,790            -       13,143            -        4,845        7,802            -
    Pension-related items             56,860            -        7,874        7,889      (2,335)        6,217        2,926
    Rate refund                      152,407            -       25,607       35,803            -            -      123,306
    Reserve for regulatory
     adjustments                     117,437            -      117,437            -            -            -            -
    Transition cost accrual           43,568       43,568            -            -            -            -            -
    Customer Deposits                 30,747        7,266            -       16,092        7,267          122            -
    Nuclear Decommissioning           15,354       12,521            -        2,833            -            -            -
    Other                            191,799       14,855       49,688        2,060            -        7,682       25,187
    Valuation allowance             (93,413)            -            -            -            -            -            -
                                 -----------------------------------------------------------------------------------------
        Total                      1,181,960      113,708      285,376      278,740       17,404       36,651      311,628
                                 -----------------------------------------------------------------------------------------
        Net deferred tax
         liability              ($3,474,732)   ($771,018) ($1,209,151)   ($777,907)   ($354,029)    ($50,297)   ($393,153)
                                ==========================================================================================

      The valuation allowance is provided primarily against foreign tax credit carryforwards, which can be utilized against future United States taxes on foreign source income. If these carryforwards are not utilized, they will expire between 2002 and 2006.

      At December 31, 2001, unremitted earnings of foreign subsidiaries were approximately $60.3 million. Since it is Entergy's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Upon distribution of these earnings in the form of dividends or otherwise, Entergy could be subject to U.S. income taxes (subject to foreign tax credits) and withholding taxes payable to various foreign countries.


NOTE 4. LINES OF CREDIT AND RELATED SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, Entergy companies are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. The following are the SEC-authorized limits and borrowings from the money pool for the domestic utility companies, System Energy, and other Entergy subsidiaries as of December 31, 2001 (there were no borrowings outstanding from external sources):

                                                      Outstanding
                                     Authorized       Borrowings
                                           (In Millions)

           Entergy Arkansas                $235        $  -
           Entergy Gulf States             340            -
           Entergy Louisiana               225            -
           Entergy Mississippi             160            -
           Entergy New Orleans             100            -
           System Energy                   140            -
           Other Entergy subsidiaries      420           93
                                           ------      ----
           Total                           $1,620      $ 93
                                           ======      ====

      In May 2001, Entergy Corporation amended its 364-day bank credit facility, increasing the capacity from $500 million to $1.275 billion. In July 2001, the borrowing capacity on the facility was increased to $1.325 billion, of which $300 million was outstanding as of December 31, 2001. In December 2001, Entergy Corporation obtained a new line of credit expiring May 16, 2002 with a capacity of $50 million, of which the entire $50 million was drawn as of December 31, 2001. The weighted-average interest rate on Entergy's outstanding borrowings under these facilities as of December 31, 2001 and 2000 was 3.2% and 7.43%, respectively. The commitment fee for this facility is currently 0.20% of the line amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies. There is further discussion of commitments for long-term financing arrangements in Note 7 to the financial statements.

     Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

                           Expiration      Amount of   Amount Drawn as of
     Company                Date            Facility      Dec. 31, 2001

     Entergy Arkansas      May 2002       $63 million           -
     Entergy Louisiana     January 2003   $15 million           -
     Entergy Mississippi   May 2002       $25 million           -

The facilities have variable interest rates and the average commitment fee is 0.13%.


NOTE 5. PREFERRED, PREFERENCE, AND COMMON STOCK (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Preferred Stock

     The number of shares authorized and outstanding, and dollar value of preferred stock for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2001, and 2000 were:


                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2001       2000        2001        2000          2001
                                                         (Dollars in Thousands)
Entergy Arkansas Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.32% Series                      70,000      70,000    $  7,000   $  7,000       $103.65
   4.72% Series                      93,500      93,500       9,350      9,350        107.00
   4.56% Series                      75,000      75,000       7,500      7,500        102.83
   4.56% 1965 Series                 75,000      75,000       7,500      7,500        102.50
   6.08% Series                     100,000     100,000      10,000     10,000        102.83
   7.32% Series                     100,000     100,000      10,000     10,000        103.17
   7.80% Series                     150,000     150,000      15,000     15,000        103.25
   7.40% Series                     200,000     200,000      20,000     20,000        102.80
   7.88% Series                     150,000     150,000      15,000     15,000        103.00
  Cumulative, $0.01 par value:
   $1.96 Series (a)                 600,000     600,000      15,000     15,000         25.00
                                  ---------   ---------    --------   --------
     Total without sinking fund   1,613,500   1,613,500    $116,350   $116,350
                                  =========   =========    ========   ========


                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2001       2000        2001        2000          2001
                                                          (Dollars in Thousands)
Entergy Gulf States Preferred Stock
Preferred Stock
  Authorized 6,000,000 shares,
  $100 par value, cumulative
    Without sinking fund:
     4.40% Series                    51,173      51,173    $  5,117   $  5,117       $108.00
     4.50% Series                     5,830       5,830         583        583        105.00
     4.40%-1949 Series                1,655       1,655         166        166        103.00
     4.20% Series                     9,745       9,745         975        975        102.82
     4.44% Series                    14,804      14,804       1,480      1,480        103.75
     5.00% Series                    10,993      10,993       1,099      1,099        104.25
     5.08% Series                    26,845      26,845       2,685      2,685        104.63
     4.52% Series                    10,564      10,564       1,056      1,056        103.57
     6.08% Series                    32,829      32,829       3,283      3,283        103.34
     7.56% Series                   308,830     312,329      30,883     31,233        101.80
                                  ---------   ---------    --------   --------
     Total without sinking fund     473,268     476,767    $ 47,327   $ 47,677
                                  =========   =========    ========   ========
 With sinking fund:
   Adjustable Rate - A, 7.0%(b)     112,666     132,024    $ 11,267   $ 13,202       $100.00
   Adjustable Rate - B, 7.0%(b)     149,182     175,562      14,918     17,556        100.00
                                  ---------   ---------    --------   --------
     Total with sinking fund        261,848     307,586    $ 26,185   $ 30,758
                                  =========   =========    ========   ========
Fair Value of Preferred Stock
  with sinking fund (d)                                    $ 26,160   $ 29,475
                                                           ========   ========


                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2001       2000        2001        2000          2001
                                                          (Dollars in Thousands)
Entergy Louisiana Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.96% Series                      60,000      60,000    $  6,000   $  6,000       $104.25
   4.16% Series                      70,000      70,000       7,000      7,000        104.21
   4.44% Series                      70,000      70,000       7,000      7,000        104.06
   5.16% Series                      75,000      75,000       7,500      7,500        104.18
   5.40% Series                      80,000      80,000       8,000      8,000        103.00
   6.44% Series                      80,000      80,000       8,000      8,000        102.92
   7.84% Series                     100,000     100,000      10,000     10,000        103.78
   7.36% Series                     100,000     100,000      10,000     10,000        103.36
  Cumulative, $25 par value:
   8.00% Series                   1,480,000   1,480,000      37,000     37,000         25.00
                                  ---------   ---------    --------   --------
     Total without sinking fund   2,115,000   2,115,000    $100,500   $100,500
                                  =========   =========    ========   ========
 With sinking fund:
   8.00% Series (c)                     -       350,000         $ -     35,000          -
                                  ---------   ---------    --------   --------
     Total with sinking fund            -       350,000         $ -   $ 35,000
                                  =========   =========    ========   ========
Fair Value of Preferred Stock
  with sinking fund (d)                                         $ -   $ 34,300
                                                           ========   ========


                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2001       2000        2001        2000          2001
                                                          (Dollars in Thousands)
Entergy Mississippi Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.36% Series                      59,920      59,920    $  5,992   $  5,992       $103.86
   4.56% Series                      43,887      43,887       4,389      4,389        107.00
   4.92% Series                     100,000     100,000      10,000     10,000        102.88
   7.44% Series                     100,000     100,000      10,000     10,000        102.81
   8.36% Series                     200,000     200,000      20,000     20,000        100.00
                                  ---------   ---------    --------   --------
     Total without sinking fund     503,807     503,807    $ 50,381   $ 50,381
                                  =========   =========    ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      2001       2000        2001        2000          2001
                                                          (Dollars in Thousands)
Entergy New Orleans Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.75% Series                      77,798      77,798    $  7,780   $  7,780       $105.00
   4.36% Series                      60,000      60,000       6,000      6,000        104.57
   5.56% Series                      60,000      60,000       6,000      6,000        102.59
                                  ---------   ---------    --------   --------
     Total without sinking fund     197,798     197,798    $ 19,780   $ 19,780


Entergy Corporation

  Subsidiaries' Preferred Stock:
    Without sinking fund:           4,903,373   4,906,872    $334,337   $334,688
                                    =========   =========    ========   ========
    With sinking fund:                261,848     657,586    $ 26,185   $ 65,758
                                    =========   =========    ========   ========
Fair Value of Preferred Stock
 with sinking fund (d)                                       $ 26,160   $ 63,775
                                                             ========   ========

(a) The total dollar value represents the liquidation value of $25 per share.
(b)  Represents weighted-average annualized rates for 2001.
(c)  This series was redeemed in August 2001.
(d) Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. There is additional disclosure of fair value of financial instruments in Note 15 to the financial statements.

      Changes in the preferred stock and preference stock of Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana during the last three years were:

                                              Number of Shares
                                      2001        2000            1999
   Preference stock retirements
     Entergy Gulf States                 -     (6,000,000)              -
   Preferred stock retirements
     Entergy Arkansas
       $100 par value                    -               -      (200,000)
       $25 par value                     -               -       (81,085)
     Entergy Gulf States
       $100 par value              (49,237)       (76,585)      (258,471)
     Entergy Louisiana
       $100 par value              (350,000)             -      (500,000)

      Entergy Gulf States has annual sinking fund requirements of $3.45 million through 2006 for its preferred stock outstanding. Entergy Gulf States has the annual non-cumulative option to redeem, at par, additional amounts of certain series of its outstanding preferred stock.

Common Stock

       Entergy Corporation reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors' Plan), the Equity Ownership Plan of Entergy Corporation and Subsidiaries (Equity Ownership Plan), the Equity Awards Plan, and certain other stock benefit plans. The Directors' Plan awards to non-employee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation common stock.

                                             Treasury         Cost
                                              Shares
                                                         (In Thousands)
Beginning Balance, January 1, 2001           28,490,031        $774,905
   Repurchases                                  989,100        (36,895)
   Transfers                                    361,720               -
   Issuances:
     Equity Ownership/Equity Awards Plans     2,393,177          20,638
     Directors' Plan                              6,290             172
                                             ----------        --------
Ending Balance, December 31, 2001            27,441,384        $758,820
                                             ==========        ========


     Entergy Corporation may also issue newly registered shares to meet the requirements of these plans. Entergy Corporation received proceeds of $2.1 million from the issuance of 79,473 shares of common stock to satisfy stock option exercises during 2001.

     Entergy has two plans that grant stock options, equity awards, and incentive awards to key employees of the Entergy subsidiaries. The Equity Ownership Plan is a shareholder-approved stock-based compensation plan. The Equity Awards Plan is a non-shareholder, Board-approved stock-based compensation plan. The following table summarizes information about Entergy's stock options awarded under these plans.

                                                                 Securities
                                           Stock    Other stock- remaining
                       Current            Options   based plans  under current
Plan                   Authorization      granted                authorizations

Equity Ownership Plan  15.0 million     3,563,793   123,714      11.3 million
Equity Awards Plan     30.0 million     17,086,300  126,284      12.8 million

      Stock options are granted at exercise prices not less than market value on the date of grant. The majority of options granted in 2001, 2000, and 1999 will become exercisable in equal amounts on each of the first three anniversaries of the date of grant. Options are forfeited if they are not exercised within ten years from the date of the grant.

      Entergy does not recognize compensation expense for stock options granted with exercise prices at market value on the date of grant. The impact on Entergy's net income for each of the years 2001, 2000, and 1999 would have been reductions of $42.9 million, $19.0 million, and $15.5 million, respectively, had compensation cost for the stock
options   been recognized  based on the fair value of options at the grant date for awards under the option plans. The impact on earnings per share for each of the years 2001, 2000, and 1999 would have been a reduction of $.19, $.08, and $.06, respectively.

     During 2001, Entergy began granting most of the equity awards and incentive awards earned under its stock benefit plans in the form of performance units, which are equal to the cash value of shares of Entergy Corporation common stock at the time of payment. In addition to the potential for equivalent share appreciation or depreciation, performance units will earn the cash equivalent of the dividends paid during the performance period applicable to each plan. The amount of performance units awarded will not reduce the amount of securities remaining under the current authorizations. The costs of equity and incentive awards, given either as company stock or performance units, are charged to income over the period of the grant or restricted period, as appropriate. In 2001 and 2000, $15 million and $14 million, respectively, were charged to compensation expense.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following stock option weighted-average assumptions:

                                   2001    2000        1999

        Stock price volatility    26.3%     24.4%     20.3%
        Expected term in years        5         5         5
        Risk-free interest rate    4.9%      6.6%      4.7%
        Dividend yield             3.4%      5.2%      4.0%
        Dividend payment          $1.26     $1.20     $1.20

Stock option transactions are summarized as follows:

                              2001                     2000                       1999
                          ----------------------   -----------------------    --------------------
                                         Average                  Average                      Average
                           Number        Option       Number      Option         Number        Option
                           of Options    Price        of Options  Price          of Options     Price
Beginning-of-year balance   11,468,316   $    25.52    5,493,882  $    29.48        901,639    $  26.21

Options granted              8,602,300        36.96    7,219,134       22.98      5,228,189       29.88
Options exercised          (2,407,783)        25.85    (920,077)       28.26      (213,084)       23.69
Options forfeited            (346,017)        30.35    (324,623)       28.29      (422,862)       30.38
                           -----------               -----------                 ----------
End-of-year balance         17,316,816   $    31.06   11,468,316  $    25.52      5,493,882    $  29.48
                           ===========               ===========                 ==========
Options exercisable
  at year-end                2,923,452                 1,641,062                    601,307

Weighted-average fair
value of options at time
of grant

                             $    8.14               $      4.30                 $     4.72

The   following  table  summarizes  information  about  stock   options
outstanding as of December 31, 2001:

                            Options Outstanding                   Options Exercisable
                              Weighted-Avg
   Range of                    Remaining      Weighted-          Number        Weighted-
  Exercise        As of        Contractual   Avg. Exercise     Exercisable    Avg. Exercise
   Prices        12/31/01        Life-Yrs.        Price          at 12/31/01       Price

  $18 - $30     8,532,058         8.2             $25.16         2,621,734     $    26.62


  $30 - $41     8,784,758         9.0             $ 36.80          301,718     $    33.69
               ----------                                        ---------
  $18 - $41    17,316,816         8.6             $ 31.06        2,923,452     $    27.35
               ==========                                        =========

     Near the end of January 2002, an additional 4,823,981 options became exercisable with a weighted-average exercise price of $30.84.

      Entergy  sponsors  the  Savings Plan of Entergy  Corporation  and
Subsidiaries (Savings Plan). The Savings Plan is a defined contribution plan covering eligible employees of Entergy and its subsidiaries. The Savings Plan provides that the employing Entergy subsidiary may:

     o make matching contributions to the plan in an amount equal to 75% of the participant's basic contribution, up to 6% of their salary, in shares of Entergy Corporation common stock if the employee directs their company-matching contribution to the purchase of Entergy Corporation's common stock;
       or
     o make matching contributions in the amount of 50% of the participant's basic contribution, up to 6% of their salary, if the employee directs their company-matching contribution to other investment funds.

Entergy's subsidiaries contributed $25.4 million in 2001, $16.1 million in 2000, and $14.5 million in 1999 to the Savings Plan.


NOTE 6.   COMPANY-OBLIGATED REDEEMABLE PREFERRED SECURITIES

(Entergy Arkansas, Entergy Gulf States, Entergy Louisiana)

      Entergy Louisiana Capital I, Entergy Arkansas Capital I, and Entergy Gulf States Capital I (Trusts) were established as financing subsidiaries of Entergy Louisiana, Entergy Arkansas, and Entergy Gulf States, respectively, for the purpose of issuing common and preferred securities. The Trusts issue Cumulative Quarterly Income Preferred Securities (Preferred Securities) to the public and issue common securities to their parent companies. Proceeds from such issues are used to purchase junior subordinated deferrable interest debentures (Debentures) from the parent company. The Debentures held by each Trust are its only assets. Each Trust uses interest payments received on the Debentures owned by it to make cash distributions on the Preferred Securities.

                                                                                    Fair Market
                                                           Interest      Trust's      Value of
                                  Preferred     Common        Rate     Investment    Preferred
                          Date   Securities   Securities  Securities/      In      Securities at
        Trusts          Of Issue     Issued      Issued   Debentures   Debentures     12-31-01
                                      (In Millions)                          (In Millions)

 Louisiana Capital I    7-16-96    $70.0        $2.2         9.00%       $72.2       $70.5
 Arkansas Capital I     8-14-96    $60.0        $1.9         8.50%       $61.9       $59.8
 Gulf States Capital I  1-28-97    $85.0        $2.6         8.75%       $87.6       $85.3

      The Preferred Securities of the Trusts mature in the years 2045 and 2046. The Preferred Securities are redeemable at 100% of their principal amount at the option of Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States in 2002, including the loss of the tax deduction arising out of the interest paid on the Debentures. Entergy Louisiana, Entergy Arkansas, and Entergy Gulf States have, pursuant to certain agreements, fully and unconditionally guaranteed payment of distributions on the Preferred Securities issued by their respective trusts. Entergy Louisiana, Entergy Arkansas, and Entergy Gulf States are the owners of all of the common securities of their individual Trusts, which constitute 3% of each Trust's total capital.


NOTE 7. LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     Long-term debt as of December 31, 2001 was:

         Maturities    Interest  Rates              Entergy   Entergy      Entergy    Entergy      Entergy      System
      From        To    From      To     Entergy    Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
                                                      (In Thousands)
  Mortgage Bonds
2002             2006  5.800%  8.500%  $2,716,579    $555,000  $1,176,920    $319,659    $470,000    $125,000   $70,000
2007             2011  6.450%  7.500%     325,000     100,000                 115,000      80,000      30,000
2012             2026  7.000%  8.940%     954,950     260,000     444,950     115,000      60,000      75,000

Governmental Obligations (a)
2010             2020  5.450%  8.000%     298,300     214,200      84,100
2021             2030  4.850%  9.000%   1,392,080     119,000     395,330     415,120      46,030               416,600


Damhead Creek Project Credit
  Facilities, avg rate 6.53%              458,385
Note Payable to NYPA
  non-interest bearing,
  4.8% implicit rate                      756,914
Long-Term DOE Obligation (Note 9)         150,217     150,217
Waterford 3 Lease Obligation
  7.45% (Note 10)                         313,918                             313,918
Grand Gulf Lease Obligation
  7.02% (Note 10)                         445,734                                                                445,734
Other Long-Term Debt                      206,855         621       9,371
Unamortized Premium and Discount - Net   (15,133)     (5,963)     (3,853)     (1,741)      (1,268)      (903)    (1,405)
                                       ---------------------------------------------------------------------------------
Total Long-Term Debt                    8,003,799   1,393,075   2,106,818   1,276,956      654,762    229,097    930,929
Less Amount Due Within One Year           682,771      85,000     147,921     185,627       65,000          -    100,891
                                       ---------------------------------------------------------------------------------
Long-Term Debt Excluding Amount Due
  Within One Year                      $7,321,028  $1,308,075  $1,958,897  $1,091,329    $589,762    $229,097   $830,038
                                       =================================================================================
Fair Value of Long-Term Debt (b)       $6,764,419  $1,255,690  $2,173,994    $986,476    $668,526    $235,875   $463,352
                                       =================================================================================

Long-term debt as of December 31, 2000 was:


Maturities        Interest Rates                      Entergy     Entergy       Entergy      Entergy      Entergy      System
 From    To      From          To         Entergy     Arkansas  Gulf States     Louisiana   Mississippi  New Orleans   Energy
                                                                                    (In Thousands)
Mortgage Bonds
2001   2005     5.800%      8.500%        $2,455,109   $455,000   $1,001,750     $338,359     $400,000      $55,000    $205,000
2006   2010     6.450%      8.000%           365,000    100,000                   115,000       80,000       70,000
2011   2026     7.000%      8.940%           954,950    260,000      444,950      115,000       60,000       75,000

Governmental Obligations (a)
2010   2020     5.450%      9.000%           591,635    214,200      377,435
2021   2030     4.850%      8.000%         1,051,750     72,000      102,000      415,120       46,030                  416,600

Saltend Project Credit
  Facilities, avg rate 6.70%                 581,938
Damhead Creek Project Credit
  Facilities, avg rate 6.55%                 507,194
Note Payable to NYPA
  non-interest bearing, 4.8% implicit rate   744,405
Long-Term DOE Obligation (Note 9)            144,316    144,316
Waterford 3 Lease Obligation
  7.45% (Note 10)                            330,306                              330,306
Grand Gulf Lease Obligation
  7.02% (Note 10)                            462,534                                                                    462,534
Other Long-Term Debt                          23,596        621        9,581
Unamortized Premium and Discount - Net       (16,425)    (6,325)      (4,087)      (2,001)      (1,563)       (969)     (1,480)
                                          -------------------------------------------------------------------------------------
Total Long-Term Debt                       8,196,308  1,239,812    1,931,629    1,311,784      584,467     199,031    1,082,654
Less Amount Due Within One Year              464,215        100      122,750       35,088            -           -      151,800
                                          -------------------------------------------------------------------------------------
Long-Term Debt Excluding Amount Due
     Within One Year                      $7,732,093 $1,239,712   $1,808,879   $1,276,696     $584,467    $199,031     $930,854
                                          =====================================================================================
Fair Value of Long-Term Debt (b)          $7,342,810 $1,104,206   $2,013,249   $1,003,426     $592,697    $202,525     $593,170
                                          =====================================================================================



(a) Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

(b) The fair value excludes lease obligations, long-term DOE obligations, and other long-term debt and includes debt due within one year. It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

     The annual long-term debt maturities (excluding lease obligations) and annual cash sinking fund requirements for debt outstanding as of December 31, 2001, for the next five years are as follows:

                    Entergy    Entergy         Entergy        Entergy      Entergy       System
        Entergy(a)  Arkansas   Gulf States(b)  Louisiana(c)   Mississippi  New Orleans   Energy
                                                      (In Thousands)

  2002  $ 637,993    $ 85,000    $148,000        $169,660       $ 65,000            -    $70,000
  2003  1,123,426     255,000     339,000         150,000        255,000      $25,000          -
  2004    877,854          -      592,000               -        150,000       30,000          -
  2005    457,174     215,000      98,000               -              -       30,000          -
  2006    159,276          -           -                -              -       40,000          -

(a) Not included are other sinking fund requirements of approximately $34.9 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(b) Not included are other sinking fund requirements of approximately $34.2 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(c) Not included are other sinking fund requirements of approximately $0.7 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

      In December 2001, Entergy Arkansas issued $47 million of 5.05% Pollution Control Revenue Bonds due September 1, 2028. The proceeds of the issuance were used to refund $20 million and $27 million of 8.0% Series Pollution Control Revenue Bonds prior to maturity.

      In August 2001 when the Saltend plant was sold, EPDC repaid the outstanding Saltend credit facilities of approximately $555 million and terminated the Saltend interest rate swaps paying mark-to-market breakage costs of approximately $22 million. EPDC used proceeds from the sale of the plant for these payments.

      EPDC maintains a credit facility of BPS45 million ($67.2 million) to finance the Damhead Creek project and for general corporate purposes in connection with the acquisition and development of power generation, distribution, or transmission facilities. No cash advances were outstanding under this facility at December 31, 2001 and 2000. In February 2001, after the Damhead Creek project reached commercial operation, EPDC paid its equity commitment of BPS36.1 million ($53.9 million) on the project and a letter of credit facility under this credit facility was cancelled in July 2001.

     Damhead Finance LDC (DFLDC), an indirect wholly-owned subsidiary of EPDC, maintains a BPS483.4 million ($695.5 million) non-recourse senior credit facility. The facility finances the construction and operation of the Damhead Creek power plant. Borrowings under the senior credit facility are repayable over a fifteen-year period beginning December 31, 2001. In July 2001, the commitment of BPS20 million ($28.8 million) for a cost overrun facility was cancelled. DFLDC also maintains a BPS36.1 million ($53.9 million) subordinated credit facility, which was drawn in February 2001. DFLDC used the proceeds from the subordinated credit facility to repay a portion of the senior credit facility. The subordinated credit facility is payable over a ten-year period beginning December 31, 2001. After EPDC paid its equity commitment in February 2001, an equity bridge facility of BPS35.8 million ($53.5 million) under the senior credit facility was repaid. All of the assets of DFLDC are pledged as collateral under the senior credit facility and the subordinated credit facility. DFLDC's ability to make distributions of dividends, loans, or advances to EPDC is restricted by, among other things, the requirement to pay permitted project costs, make debt repayments, and maintain cash reserves.

     The Damhead Creek credit facility requires that the annual debt service coverage ratio be at least 1.05 to 1 for the previous 12 months at semi-annual dates commencing with June 30, 2002. Given the low electricity prices currently affecting the UK market, Damhead Creek may not meet the annual debt service coverage ratio test in respect of the 12 months to June 30, 2002, which could trigger an event of default. In the event the annual debt service coverage ratio is deficient at June 30, 2002, the power development business will seek a waiver of the default from the lenders. There is no requirement for EPDC to make capital contributions or provide credit support to Damhead Creek following the occurrence of an event of default.

     In 2000, a subsidiary of DFLDC entered into 10-year interest rate swap agreements with an average fixed rate of 6.52% for approximately 99% of the debt outstanding under the bridge and senior term loan portion of the senior credit facility. At December 31, 2001, the interest rate swap agreements outstanding totalled a notional amount of BPS275.8 million ($396.8 million). The mark-to-market valuation of the interest rate swap agreements at December 31, 2001, was a net liability of BPS15.9 million ($22.9 million).

      In November 2000, Entergy's domestic non-utility nuclear business purchased the FitzPatrick and Indian Point 3 power plants in a seller-financed transaction. Entergy issued notes to NYPA with seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing. These notes do not have a stated interest rate. In accordance with the purchase agreement with NYPA, the purchase of Indian Point 2 resulted in Entergy's domestic non-utility nuclear business becoming liable to NYPA for an additional $10 million per year for 10 years, beginning in September 2003. This liability was recorded upon the purchase of Indian Point 2 in September 2001.


NOTE 8. DIVIDEND RESTRICTIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy)

      Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. Additionally, PUHCA prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy
Corporation. As of December 31, 2001, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $253.3 million and $15.8 million, respectively. In 2001, Entergy Corporation received dividend payments totaling $440.3 million from subsidiaries.


NOTE 9.   COMMITMENTS AND CONTINGENCIES

Capital   Requirements  and  Financing  (Entergy  Corporation,  Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      Entergy plans to spend approximately $4.3 billion on construction and other capital investments during 2002-2004. This estimate includes $2.8 billion in spending by the domestic utility companies and System Energy, $0.8 billion in spending by energy commodity services, and $0.7 billion in spending by the domestic non-utility nuclear business. This plan reflects capital required to support existing business and Board-approved acquisitions. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints, business opportunities, market volatility, economic trends, and the ability to access capital. Entergy's firm estimated construction and other capital expenditures by year for 2002-2004 are as follows:

                       2002     2003    2004    Total
                               (In Millions)

Entergy Arkansas         $239    $200    $194     $633
Entergy Gulf States       317     265     277      859
Entergy Louisiana         218     197     198      613
Entergy Mississippi       153     131     131      415
Entergy New Orleans        51      49      49      149
System Energy              25      20      20       65
Other entities            728     490     356    1,574
                       ------  ------  ------   ------
Entergy                $1,731  $1,352  $1,225   $4,308
                       ======  ======  ======   ======

Additional capital investments are possible during these years, but they will be discretionary in nature and no commitments exist currently for additional spending.

      The domestic utility companies and System Energy will focus their planned spending on projects that will support continued reliability improvements and customer growth.

      Energy commodity services will focus its planned spending on merchant power plant projects currently under construction, including the purchase of gas turbines scheduled for delivery in 2002 through 2004, under an option to purchase obtained from General Electric Company that is now held by an independent special purpose entity established to finance the turbine acquisition program. The estimate does not include potential acquisitions of assets that may be offered for sale by third parties or additional capital investment in Entergy-Koch, which is an unconsolidated equity investment. Entergy is scheduled to make a $73 million cash contribution to Entergy-Koch in January 2004.

     The domestic non-utility nuclear business will focus its planned spending on routine construction projects and nuclear fuel acquisitions for the plants it owns, power uprates, and on the anticipated purchase in 2002 of the 510 MW Vermont Yankee nuclear power plant.

     Entergy will also require $2.8 billion during the period 2002-2004 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. Entergy plans to meet these requirements primarily with internally generated funds and cash on hand, supplemented by proceeds from the issuance of debt, outstanding credit facilities, and project financing. Certain domestic utility companies and System Energy may also continue the reacquisition or refinancing of all or a portion of certain outstanding series of preferred stock and long-term debt. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for additional discussion of Entergy's capital spending plans.

Sales Warranties and Indemnities

 (Entergy Corporation)

     In the Entergy London and CitiPower sales transactions, Entergy or its subsidiaries made certain warranties to the purchasers. These warranties include representations regarding litigation, accuracy of financial accounts, and the adequacy of existing tax provisions. Notice of a claim on the CitiPower warranties had to be given by December 2000, and Entergy's potential liability is limited to A$100 million ($51 million). Notice of a claim on the Entergy London warranties had to be given for certain items by December 1999, and for the tax warranties, had to be given by June 30, 2001. Entergy's liability is limited to BPS1.4 billion ($2.0 billion) on certain tax warranties and BPS140 million ($203 million) on the remaining warranties relating to the Entergy London sale.

      For both of the sales, the notice period is extended if a taxing authority has begun a review before expiration of the notice period. Entergy received notice in June 2001 from both purchasers regarding issues that have not been resolved by the respective taxing authorities concerning reviews that commenced before the notice deadlines. Entergy responded to both purchasers and denies that valid claims by the purchasers have been made under the terms of the warranties. Management periodically reviews reserve levels for these warranties and as of December 31, 2001 believes it has adequately provided for the ultimate resolution of these matters.

Fuel Purchase Agreements

(Entergy Corporation)

     Entergy's energy commodity services segment has entered into a gas supply contract at the project level to supply up to 100% of the gas requirements for the Damhead Creek power plant located in the UK. This contract, which expires in 2016, includes a take-or-pay obligation for approximately 75% of the gas requirement for this plant.

(Entergy Arkansas and Entergy Mississippi)

      Entergy Arkansas has long-term contracts for the supply of low-sulfur coal for White Bluff and Independence (which is also 25% owned by Entergy Mississippi). These contracts, which expire in 2002 and 2011, respectively, provide for approximately 70% of Entergy Arkansas' expected annual coal requirements. Additional requirements are satisfied by spot market purchases.

(Entergy Gulf States)

     Entergy Gulf States has a contract for a supply of low-sulfur coal for Nelson Unit 6, which should be sufficient to satisfy the fuel requirements at Nelson Unit 6 through 2010. Effective April 1, 2000, Louisiana Generating LLC assumed ownership of Cajun's interest in the Big Cajun generating facilities, in which Entergy Gulf States owns a 42% interest. The management of Louisiana Generating LLC has advised Entergy Gulf States that it has executed coal supply and transportation contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3 for the foreseeable future.

(Entergy Louisiana)

      In June 1992, Entergy Louisiana agreed to a 20-year natural gas supply contract, in which Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $7.6 million. Such charges aggregate $84 million for the years 2002 through 2012.

Power Purchase Agreements

(Entergy Louisiana)

     Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $86.0 million in 2001, $58.6 million in 2000, and $70.3 million in 1999. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $92.3 million in 2002, and a total of $3.3 billion for the years 2003 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

System   Fuels     (Entergy   Arkansas,  Entergy   Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies that are owners of System Fuels have made loans to System Fuels to finance its fuel procurement, delivery, and storage activities. The following loans outstanding to System Fuels as of December 31, 2001 mature in 2008:

    Owner                Ownership             Loan Outstanding at
                        Percentage              December 31, 2001

Entergy Arkansas            35%                  $11.0 million
Entergy Louisiana           33%                  $14.2 million
Entergy Mississippi         19%                  $5.5 million
Entergy New Orleans         13%                  $3.3 million

Nuclear Insurance (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The Price-Anderson Act, which is scheduled for renewal in August 2002, limits public liability of a nuclear plant owner for a single nuclear incident to approximately $9.5 billion. Protection for this liability is provided through a combination of private insurance underwritten by American Nuclear Insurers (ANI) (currently $200 million for each reactor) and an industry assessment program. Effective January 1, 2002, liability arising out of terrorist acts will be covered by ANI subject to one industry aggregate limit of $200 million, with a conditional option for one shared industry aggregate limit reinstatement of $200 million. Under the assessment program, the maximum payment requirement for each nuclear incident would be $88.1 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. Entergy has nine licensed reactors. As a co-licensee of Grand Gulf 1 with System Energy, SMEPA would share in 10% of this obligation. In addition, each owner/licensee of Entergy's nine nuclear units participates in a private insurance program that provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. The program provides for a maximum assessment of approximately $27.9 million for the nine nuclear units in the event that losses exceed accumulated reserve funds.

     Entergy's nuclear owner/licensee subsidiaries are also members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance, Limited (NEIL). As of December 31, 2001, Entergy was insured against such losses up to $2.3 billion for each of its nuclear units, except for Pilgrim, which is insured for $1.115 billion in property damages. In addition, Entergy's nuclear owner/licensee subsidiaries are members of the NEIL insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, these Entergy subsidiaries could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 2001, the maximum amounts of such possible assessments were: Entergy Arkansas - $24.9 million; Entergy Gulf States - $18.8 million; Entergy Louisiana - $21.1 million; Entergy Mississippi - $1.4 million; Entergy New Orleans - $0.7 million; System Energy - $16.1 million, and for Entergy's domestic non-utility nuclear business - $54.8 million.

     Effective November 15, 2001, in the event that one or more acts of terrorism cause accidental property damage under one or more of all nuclear insurance policies issued by NEIL (including, but not limited to those described above) within 12 months from the date the first accidental property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate of $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other source applicable to such losses.

     Entergy maintains property insurance for each of its nuclear units in excess of the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to render the reactor safe and stable, and second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

Spent Nuclear Fuel

      Entergy's nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2001 of $150 million for the one-time fee. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense. Provisions to recover such costs have been or will be made in applications to regulatory authorities.

      Entergy's domestic non-utility nuclear business has accepted assignment of the Pilgrim, FitzPatrick, Indian Point 3, and Indian Point 2 spent fuel disposal contracts with the DOE previously held by Boston Edison, NYPA, and Consolidated Edison. Boston Edison, NYPA, and Consolidated Edison have paid or retained liability for the fees for all generation prior to the purchase dates of those plants.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. After twenty years of study, the DOE, in February 2002, formally recommended, and President Bush approved, Yucca Mountain, Nevada as the permanent spent fuel repository. The State of Nevada may veto the site subject to override by simple majority of both houses of Congress. If Yucca Mountain is sustained as the repository site, DOE will proceed with the licensing and eventual construction of the repository and may begin receipt of spent fuel as early as approximately 2010. Otherwise, DOE may not accept spent fuel for a significantly longer period of time. Considerable uncertainty exists regarding the time frame under which the DOE will begin to accept spent fuel from Entergy facilities for storage or disposal. As a result, future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear plant sites.

      Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are responsible for their own spent fuel storage. Current on-site spent fuel storage capacity at Grand Gulf 1 and River Bend is estimated to be sufficient until approximately 2005 and 2004, respectively, at which time dry cask storage facilities will be placed into service. The spent fuel pool at Waterford 3 was recently expanded through the replacement of the existing storage racks with higher density storage racks. This expansion should provide sufficient storage for Waterford 3 until after 2010. An ANO storage facility using dry casks began operation in 1996 and has been expanded since and will be further expanded as needed. The spent fuel storage facility at Pilgrim is licensed to provide enough storage capacity until approximately 2012. FitzPatrick has sufficient spent fuel storage capacity through 2002, and additional dry cask storage capacity is being constructed that will provide sufficient storage capacity through 2004 and will be expanded as needed. Indian Point 2 and Indian Point 3 currently have sufficient spent fuel storage capacity until approximately 2004 and 2010, respectively.

Nuclear Decommissioning Costs

     Total approved decommissioning costs for rate recovery purposes as of December 31, 2001, for Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear power plants, excluding SMEPA's share of Grand Gulf 1, are as follows:

                                             Total Approved Estimated
                                               Decommissioning Costs
                                                    (In Millions)

ANO 1 and ANO 2 (based on a 1998 cost study             $813.1
 reflecting 1997 dollars)
River Bend - Louisiana (based on a 1996 cost study       419.0
 reflecting 1996 dollars)
River Bend - Texas (based on a 1996 cost study           385.2
 reflecting 1996 dollars)
Waterford 3 (based on a 1994 updated study in 1993       320.1
 dollars)
Grand Gulf 1 (based on a 1994 cost study using 1993      341.1
 dollars)                                             --------
                                                      $2,278.5
                                                      ========

Entergy records decommissioning liabilities for these plants as the estimated decommissioning costs are collected from customers or as earnings on the trust funds are realized. The decommissioning liabilities recorded are discussed below.

     Entergy periodically reviews and updates estimated decommissioning costs. Although Entergy is presently under-recovering for Grand Gulf 1, Waterford 3, and River Bend based on more recent estimates, applications have been and will continue to be made to the appropriate regulatory authorities to reflect projected decommissioning costs in rates. Decommissioning costs recovered in rates are deposited in trust funds and reported at market value based upon market quotes or as determined by widely used pricing services. These trust fund assets largely offset the accumulated decommissioning liability that is recorded as accumulated depreciation for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana, and are recorded as deferred credits for System Energy and Entergy's domestic non-utility nuclear business. The liability associated with the trust funds received from Cajun with the transfer of Cajun's 30% share of River Bend is also recorded as a deferred credit by Entergy Gulf States. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.

      In June 2001, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 1 through May 2034. In November 2001, the APSC ordered Entergy Arkansas to reflect 20-year license extensions in its determination of the ANO 1 and ANO 2 decommissioning revenue requirements for rates to be effective January 1, 2002. Entergy Arkansas will not recover decommissioning costs in 2002 for ANO 1 and 2 based on the extension of the ANO 1 license and the assumption that the ANO 2 license will be extended and that the existing decommissioning trust funds, together with their expected future earnings, will meet the estimated decommissioning costs.

      Entergy Louisiana prepared a decommissioning cost update for Waterford 3 in 1999 and produced a revised decommissioning cost update of $481.5 million. This cost update was filed with the LPSC in the third quarter of 2000.

      In the Texas retail jurisdiction in a case filed with the PUCT in March 2000, Entergy Gulf States included River Bend decommissioning costs of $481.5 million based on a 1999 cost update amount of $525.8 million. PUCT substantive rules for rate requests for decommissioning limit the allowance for contingencies to ten percent, although the actual estimate employs greater contingency amounts. In LPSC rate reviews filed in May 1999 and 2000, Entergy Gulf States included decommissioning costs based on a 1998 update of $562.7 million and a 1999 update of $525.8 million, respectively. The decommissioning liability for the 30 percent share of River Bend formerly owned by Cajun was funded by a transfer of $132 million to the River Bend Decommissioning Trust at the completion of Cajun's bankruptcy proceedings.

     System Energy included updated decommissioning costs (based on the updated 1994 study) in its 1995 rate increase filing with FERC. Rates requested in this proceeding were placed into effect in December 1995, subject to refund. In July 2000, FERC issued an order approving a lower decommissioning cost than what was requested by System Energy. System Energy filed a motion for rehearing, which was granted, and FERC affirmed its previous decision. System Energy adjusted its collection to the FERC-approved level of $341 million in the third quarter of 2001. A 1999 decommissioning cost update of $540.8 million for Grand Gulf has not yet been filed with FERC.

      As part of the Pilgrim purchase, Boston Edison funded a $471.3 million decommissioning trust fund, which was transferred to Entergy. After a favorable tax determination regarding the trust fund, Entergy returned $43 million of the trust fund to Boston Edison. Entergy believes that Pilgrim's decommissioning fund will be adequate to cover future decommissioning costs for the Pilgrim plant without any additional deposits to the trust.

      As part of the Indian Point 1 and 2 purchase, Consolidated Edison transferred a $430 million decommissioning trust fund, along with the liability to decommission Indian Point 1 and Indian Point 2, to Entergy. Entergy also funded an additional $25 million resulting in a total fund of $455 million. Entergy believes that Indian Point 1 and 2's decommissioning trust fund will be adequate to cover future decommissioning costs for these plants without any additional deposits to the trust.

      For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liability. NYPA and Entergy executed decommissioning agreements, which specify their decommissioning obligations. NYPA has the right to require Entergy to assume the decommissioning liability provided that it assigns the corresponding decommissioning trust, up to a specified level, to Entergy. If the decommissioning liability is retained by NYPA, Entergy will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts. Entergy believes that the amounts available to it under either scenario are sufficient to cover the future decommissioning costs without any additional contributions to the trusts.

      The cumulative liabilities and decommissioning expenses recorded in 2001 by Entergy were as follows:

                      Cumulative                      2001        Cumulative
                  Liabilities as of  2001 Trust Decommissioning Liabilities as
                     December 31,     Earnings       Expenses   of December 31,
                         2000                                         2001
                                          (In Millions)

ANO 1 and ANO 2         $283.3          $9.5              $-          $292.8
River Bend               215.5           5.1             6.2           226.8
Waterford 3               97.9           3.2            10.4           111.5
Grand Gulf 1             153.0           5.1           (23.8) (a)      134.3
Pilgrim                  454.0             - (b)        20.1           474.1
Indian Point 1 & 2       430.0 (c)         - (b)         5.3           435.3
                      --------         -----           -----        --------
                      $1,633.7         $22.9           $18.2        $1,674.8
                      ========         =====           =====        ========

  (a) Totals for Grand Gulf 1 include the effect of the FERC-ordered refund.
  (b) Trust earnings on the decommissioning trust funds for Pilgrim and Indian Point 1 & 2 are recorded as income and do not increase the decommissioning liability.
  (c)  Added in third quarter of 2001, when the units were acquired.

      In 2000 and 1999, ANO's decommissioning expense was $3.8 million and $10.7 million, respectively; River Bend's decommissioning expense was $6.2 million and $7.6 million, respectively; Waterford 3's decommissioning expense was $10.4 and $8.8 million, respectively; Grand Gulf 1's decommissioning expense was $18.9 million in both years; and Pilgrim's decommissioning expense was $19.2 and $6.8 million, respectively.

      The EPAct contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. Annual assessments (in 2001 dollars), which will be adjusted annually for inflation, are for 15 years and are approximately $4.1 million for Entergy Arkansas, $1.0 million for Entergy Gulf States, $1.6 million for Entergy Louisiana, and $1.5 million for System Energy. At December 31, 2001, five years of assessments were remaining. DOE fees are included in other current liabilities and other non-current liabilities and, as of December 31, 2001, recorded liabilities were $20.5 million for Entergy Arkansas, $3.6 million for Entergy Gulf States, $7.8 million for Entergy Louisiana, and $7.7 million for System Energy. Regulatory assets in the financial statements offset these liabilities. FERC requires that utilities treat these assessments as costs of fuel as they are amortized and recover these costs through rates in the same manner as other fuel costs.

Environmental Issues

(Entergy Arkansas)

      Entergy Arkansas has received notices from the EPA and the Arkansas Department of Environmental Quality alleging that Entergy Arkansas, along with others, may be a PRP for clean-up costs associated with a site in Arkansas. As of December 31, 2001, Entergy Arkansas does not expect the remaining clean-up costs to exceed its recorded liability of approximately $5 million.

(Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the cleanup of these sites. As of December 31, 2001, Entergy Gulf States does not expect the remaining clean-up costs to exceed its recorded liability of $15.1 million for the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

     During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at December 31, 2001 for wastewater upgrades and closures. Completion of this work is pending LDEQ approval. Entergy Louisiana and Entergy New Orleans do not expect the remaining costs for work at these sites to exceed the recorded provisions.

City Franchise Ordinances (Entergy New Orleans)

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the city to purchase Entergy New Orleans' electric and gas utility properties. A resolution to study the advantages for ratepayers that might result from an acquisition of these properties was filed in a committee of the Council in January 2001. The committee has deferred consideration of and has taken no further action regarding that resolution. The full Council must approve the resolution to commence such a study before it can become effective.

Waterford 3 Lease Obligations (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three identical transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. In July 1997, Entergy Louisiana caused the lessors to issue $307.6 million aggregate principal amount of Waterford 3 Secured Lease Obligation Bonds, 8.76% Series due 2017, to refinance the outstanding bonds originally issued to finance the purchase of the undivided interests by the lessors. The lease payments were reduced to reflect the lower interest costs. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the termination of the lease transactions and may be required to assume the outstanding bonds issued to finance, in part, the lessors' acquisition of the undivided interests in Waterford 3.

Off Balance Sheet Turbine Financing Arrangement (Entergy Corporation)

     EWO obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to a third party in May 2001. Entergy has certain rights to reacquire the turbines from the third party, whether pursuant to an interim lease commencing when a turbine is ready for shipment or pursuant to certain purchase rights. If Entergy does not take title to the turbines prior to certain specified dates, the third party has certain rights to sell the turbines and Entergy may be held liable for specific defined shortfalls, if any. Entergy's maximum projected exposure under this arrangement is approximately $250 million. This exposure, however, does not take into account Entergy's ongoing efforts to develop sites for the turbines.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are vigorously defending these suits and deny any liability to the plaintiffs. Nevertheless, no assurance can be given as to the outcome of these cases.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy New Orleans)

      Numerous lawsuits have been filed in federal and state courts in Texas and Louisiana primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans, as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Since 1992, the Entergy companies have resolved over 3 thousand claims for nominal amounts that in the aggregate total less than $13 million, including defense costs. Some of this loss has been offset by reimbursement from insurers. Presently there are over 3 thousand claims pending and reserves have been established that should be adequate to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to its financial position or results of operation.

Grand Gulf 1-Related Agreements

Capital Funds Agreement (Entergy Corporation and System Energy)

      Entergy Corporation has agreed to supply System Energy with sufficient capital to (i) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), and (ii) permit the continued commercial operation of Grand Gulf 1 and pay in full all indebtedness for borrowed money of System Energy when due. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions to enable System Energy to make payments on such debt when due.

      System Energy has entered into agreements with Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans whereby they are obligated to purchase their respective entitlements of capacity and energy from System Energy's 90% interest in Grand Gulf 1, and to make payments that, together with other available funds, are adequate to cover System Energy's operating expenses. System Energy would have to secure funds from other sources, including Entergy Corporation's obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under these agreements.

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      System Energy has agreed to sell all of its 90% share of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and the termination  is  approved  by FERC, most likely  upon  Grand  Gulf  1's retirement from service. Monthly obligations for payments under the agreement are approximately $20 million for Entergy Arkansas, $7 million for Entergy Louisiana, $20 million for Entergy Mississippi, and $9 million for Entergy New Orleans.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas-17.1%, Entergy Louisiana-26.9%, Entergy Mississippi-31.3%, and Entergy New Orleans-24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses as defined, including an amount sufficient to amortize the cost of Grand Gulf 2 over 27 years. (See Reallocation Agreement terms below.) System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the
Availability Agreement. Accordingly, no payments under the Availability Agreement have ever been required. If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

Reallocation Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans entered into the Reallocation Agreement relating to the sale of capacity and energy from Grand Gulf and the related costs, in which Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans agreed to assume all of Entergy Arkansas' responsibilities and obligations with respect to Grand Gulf under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to Entergy Arkansas supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (Entergy Louisiana-26.23%, Entergy Mississippi-43.97%, and Entergy New Orleans-29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect Entergy Arkansas' obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. Entergy Arkansas would be liable for its share of such amounts if Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans were unable to meet their contractual obligations. No payments of any amortization amounts will be required so long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

Reimbursement Agreement (System Energy)

      In December 1988, System Energy entered into two separate, but identical, arrangements for the sale and leaseback of an approximate aggregate 11.5% ownership interest in Grand Gulf 1. In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable for the benefit of the equity investors by System Energy under the
leases.   The current letters of credit are effective until  March  20,
2003.

      Under the provisions of a bank letter of credit reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the reimbursement agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the reimbursement agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the reimbursement agreement) of at least 1.60 times earnings. As of December 31, 2001, System Energy's equity approximated 46.35% of its adjusted capitalization, and its fixed charge coverage ratio for 2001 was 2.17.

Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      In addition to those discussed above, Entergy and the domestic utility companies are involved in a number of legal proceedings and claims in the ordinary course of their business. While management is unable to predict the outcome of such litigation, it is not expected that the ultimate resolution of these matters will have a material adverse effect on results of operations, cash flows, or financial condition of these entities.


NOTE 10.  LEASES

General

      As of December 31, 2001, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

                            Capital Leases

                                                 Entergy     Entergy
Year                                   Entergy   Arkansas  Gulf States
                                               (In Thousands)

2002                                   $18,695    $9,646         $9,000
2003                                    18,695     9,646          9,000
2004                                    18,695     9,646          9,000
2005                                     9,660     9,611              -
2006                                     5,724     5,683              -
Years thereafter                         7,997     7,986              -
                                       -------   -------        -------
Minimum lease payments                  79,466    52,218         27,000
Less:  Amount
  representing interest                 20,197    16,075          4,082
                                       -------   -------        -------
Present value of net
  minimum lease payments               $59,269   $36,143        $22,918
                                       =======   =======        =======



                             Operating Leases

                                     Entergy     Entergy      Entergy
Year                        Entergy  Arkansas   Gulf States   Louisiana
                                       (In Thousands)

2002                        $89,517   $25,411      $19,671      $13,209
2003                         74,521    15,820       18,545       12,062
2004                         67,880    14,808       17,517       10,555
2005                         53,970    12,607       15,356        7,139
2006                         43,964     9,607       14,118        4,192
Years thereafter             65,435     6,318       11,256        2,145
                           --------   -------      -------      -------
Minimum lease payments     $395,287   $84,571      $96,463      $49,302
                           ========   =======      =======      =======

     Rental expense for Entergy's leases (excluding nuclear fuel leases and the Grand Gulf 1 and Waterford 3 sale and leaseback transactions) amounted to $65.1 million, $53.3 million, and $65.2 million, in 2001, 2000, and 1999, respectively. These amounts include $21.1 million,
$18.9 million, and $23.9 million for Entergy Arkansas; $22.0 million, $18.9 million, and $19.2 million for Entergy Gulf States; and $11.7 million, $7.9 million, and $13.1 million for Entergy Louisiana. In addition to the above rental expense, railcar operating lease payments, which are recorded in fuel expense, were $12.2 million in 2001, $12.5 million in 2000, and $12.6 million in 1999 for Entergy Arkansas and $2.8 million in 2001 and 2000 and $4.1 million in 1999 for Entergy Gulf States. The railcar lease payments are recorded as fuel expense in accordance with regulatory treatment.

Nuclear Fuel Leases (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      As of December 31, 2001, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each had arrangements to lease nuclear fuel in an aggregate amount up to $135 million, $90 million, $90 million, and $95 million, respectively. As of December 31, 2001, the unrecovered cost base of Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear fuel leases amounted to approximately $65.6 million, $67.7 million, $70.3 million, and $61.9 million, respectively. The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have termination dates of November 2003, November 2003, December 2004, and November 2003, respectively. Such termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through March 15, 2005. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

   Lease payments are based on nuclear fuel use. The table below represents the total nuclear fuel lease payments (principal and interest) as well as the separate interest component charged to operations by the domestic utility companies and System Energy in 2001, 2000, and 1999:

                             2001              2000               1999
                       Lease              Lease               Lease
                      Payments  Interest Payments  Interest Payments  Interest
                                           (In Millions)

Entergy Arkansas        $54.1      $5.7    $42.7      $5.5     $48.6     $5.6
Entergy Gulf States      31.5       4.1     54.3       6.1      31.4      1.8
Entergy Louisiana        37.2       3.8     30.5       3.1      29.7      3.7
System Energy            26.5       3.6     31.2       5.2      28.1      3.4
                       ------     -----   ------     -----    ------    -----
Total                  $149.3     $17.2   $158.7     $19.9    $137.8    $14.5
                       ======     =====   ======     =====    ======    =====

Sale and Leaseback Transactions

Waterford 3 Lease Obligations (Entergy Louisiana)

      In  1989,  Entergy Louisiana sold and leased  back  9.3%  of  its interest in Waterford 3 for the aggregate sum of $353.6 million. The lease has an approximate term of 28 years. The lessors financed the sale-leaseback through the issuance of Waterford 3 Secured Lease Obligation Bonds. The lease payments made by Entergy Louisiana are sufficient to service the debt.

      In 1994, Entergy Louisiana did not exercise its option to repurchase the 9.3% interest in Waterford 3. As a result, Entergy Louisiana issued $208.2 million of non-interest bearing first mortgage bonds as collateral for the equity portion of certain amounts payable under the lease.

      In 1997, the lessors refinanced the outstanding bonds used to finance the purchase of Waterford 3 at lower interest rates, which reduced the annual lease payments.

     Upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the unit and to pay an amount sufficient to withdraw from the lease transaction. Such events include lease events of default, events of loss, deemed loss events, or certain adverse "Financial Events."
"Financial Events" include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital (including preferred stock) at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis.

     As of December 31, 2001, Entergy Louisiana's total equity capital (including preferred stock) was 48.37% of adjusted capitalization and its fixed charge coverage ratio for 2001 was 2.75.

      As of December 31, 2001, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows (in thousands):

2002                                                  $39,246
2003                                                   59,709
2004                                                   31,739
2005                                                   14,554
2006                                                   18,261
Years thereafter                                      407,874
                                                     --------
Total                                                 571,383
Less: Amount representing interest                    257,465
                                                     --------
Present value of net minimum lease payments          $313,918
                                                     ========

Grand Gulf 1 Lease Obligations (System Energy)

      In December 1988, System Energy sold 11.5% of its undivided ownership interest in Grand Gulf 1 for the aggregate sum of $500 million. Subsequently, System Energy leased back its interest in the unit for a term of 26-1/2 years. System Energy has the option of terminating the lease and repurchasing the 11.5% interest in the unit at certain intervals during the lease. Furthermore, at the end of the lease term, System Energy has the option of renewing the lease or repurchasing the 11.5% interest in Grand Gulf 1.

      System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Until 2004, the total of interest and depreciation expense exceeds the corresponding revenues realized. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a net deferred asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording this difference as a deferred asset or liability on an ongoing basis. The amount of this net deferred asset was $88.7 million and $100.8 million as of December 31, 2001 and 2000, respectively.

     As of December 31, 2001, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02%), which are recorded as long-term debt as follows (in thousands):

2002                                                      $53,827
2003                                                       48,524
2004                                                       36,133
2005                                                       52,253
2006                                                       52,253
Years thereafter                                          470,276
                                                         --------
Total                                                     713,266
Less: Amount representing interest                        267,532
                                                         --------
Present value of net minimum lease payments              $445,734
                                                         ========


NOTE 11. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Pension Plans

       Entergy has five postretirement benefit plans, "Entergy Corporation Retirement Plan for Non-Bargaining Employees," "Entergy Corporation Retirement Plan for Bargaining Employees," "Entergy Corporation Retirement Plan II for Non-Bargaining Employees," "Entergy Corporation Retirement Plan II for Bargaining Employees," and "Entergy Corporation Retirement Plan III" covering substantially all of its domestic employees. Except for the Entergy Corporation Retirement Plan III, the pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. The Entergy Corporation Retirement Plan III includes a mandatory employee contribution of 3% of earnings during the first 10 years of plan participation, and allows voluntary contributions from 1% to 10% of earnings for a limited group of employees. Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts.

     Total 2001, 2000, and 1999 pension cost of Entergy Corporation and its subsidiaries, including amounts capitalized, included the following components (in thousands):

               2001                           Entergy    Entergy    Entergy    Entergy     Entergy     System
                                    Entergy  Arkansas  Gulf States Louisiana Mississippi New Orleans   Energy
Service cost - benefits earned
  during the period                  $49,166    $9,207      $6,645    $5,358      $2,659       $1,280   $2,423
Interest cost on projected
  benefit obligation                 118,448    30,746      26,292    19,114      10,602        3,643    3,366
Expected return on assets           (157,889)  (41,308)    (44,511)  (31,089)    (16,547)      (2,712)  (3,865)
Amortization of transition asset      (7,142)   (2,336)          -    (2,792)     (1,250)           -     (319)
Amortization of prior service cost     5,735     1,697       1,896       759         694          262       59
Recognized net (gain)/loss            (6,573)   (2,228)     (7,266)   (2,398)     (1,406)         172      (52)
                                    --------------------------------------------------------------------------
Net pension cost (income)             $1,745   ($4,222)   ($16,944) ($11,048)    ($5,248)      $2,645   $1,612
                                    ==========================================================================

               2000                            Entergy    Entergy    Entergy    Entergy     Entergy    System
                                     Entergy  Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                   $37,130    $8,125      $6,051    $4,710      $2,314      $1,138    $2,140
Interest cost on projected
  benefit obligation                  108,782    31,128      25,135    18,287      11,268       3,591     2,430
Expected return on assets            (145,717)  (38,571)    (41,322)  (28,588)    (15,341)     (2,710)   (3,014)
Amortization of transition asset       (9,740)   (2,336)     (2,387)   (2,823)     (1,250)       (180)     (319)
Amortization of prior service cost     12,953     1,701       1,896       805         669         262        59
Recognized net (gain)/loss             (8,576)     (200)     (7,204)   (1,849)       (292)        247       (96)
                                      -------------------------------------------------------------------------
Net pension cost (income)             ($5,168)    ($153)   ($17,831)  ($9,458)    ($2,632)     $2,348    $1,200
                                      =========================================================================

               1999                           Entergy     Entergy    Entergy     Entergy     Entergy    System
                                    Entergy   Arkansas  Gulf States Louisiana  Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                  $39,327     $8,723      $6,531     $4,948      $2,278        $997    $2,334
Interest cost on projected
  benefit obligation                 104,591     29,457      24,757     17,950      10,810       3,296     3,017
Expected return on assets           (130,535)   (34,784)    (37,170)   (25,629)    (13,815)     (2,601)   (3,738)
Amortization of transition asset      (9,740)    (2,336)     (2,387)    (2,808)     (1,250)       (195)     (482)
Amortization of prior service cost    11,362      1,227       1,434        558         480         165        64
                                     ---------------------------------------------------------------------------
Net pension cost (income)            $15,005     $2,287     ($6,835)   ($4,981)    ($1,497)     $1,662    $1,195
                                     ===========================================================================


     The funded status of Entergy's various pension plans as of December 31, 2001 and 2000 was (in thousands):

              2001                           Entergy    Entergy    Entergy     Entergy     Entergy    System
                                  Entergy   Arkansas  Gulf States Louisiana  Mississippi New Orleans  Energy
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/00              $1,602,673  $441,108    $352,815   $259,365    $158,166     $51,491  $36,895
Service cost                         49,166     9,207       6,645      5,358       2,659       1,280    2,423
Interest cost                       118,448    30,746      26,292     19,114      10,602       3,643    3,366
Amendment                               212       (48)          -          -         260           -        -
Actuarial (gain)/loss                16,369   (18,323)     10,753      6,911     (11,759)     (1,880)   8,002
Benefits paid                       (88,476)  (25,137)    (25,598)   (18,296)    (10,120)     (2,140)    (122)
Acquisition                          22,100         -           -          -           -           -        -
                                 ----------------------------------------------------------------------------
Balance at 12/31/01              $1,720,492  $437,553    $370,907   $272,452    $149,808     $52,394  $50,564
                                 ----------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 12/31/00 $1,843,115  $484,060    $522,257   $362,427    $193,788     $31,707  $36,915
Actual return on plan assets        (80,335)  (15,056)    (28,201)   (20,566)     (9,052)      2,243    3,756
Employer contributions               10,532         -           -          -           -           -        -
Employee contributions                2,000         -           -          -           -           -        -
Benefits paid                       (88,476)  (25,137)    (25,598)   (18,296)    (10,120)     (2,140)    (122)
                                 ----------------------------------------------------------------------------
Fair value of assets at 12/31/01 $1,686,836  $443,867    $468,458   $323,565    $174,616     $31,810  $40,549
                                 ----------------------------------------------------------------------------

Funded status                      ($33,656)   $6,314     $97,551    $51,113     $24,808    ($20,584)($10,015)
Unrecognized transition asset        (3,202)        -           -          -        (222)          -   (1,262)
Unrecognized prior service cost      40,330    13,299      11,516      5,813       4,334       1,979      364
Unrecognized net (gain)/loss        (70,934)  (37,662)   (101,785)   (27,798)    (19,620)      7,819    1,205
                                 ----------------------------------------------------------------------------
Prepaid/(accrued) pension cost     ($67,462) ($18,049)     $7,282    $29,128      $9,300    ($10,786) ($9,708)
                                 ============================================================================

              2000                            Entergy    Entergy    Entergy    Entergy     Entergy    System
                                   Entergy   Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/99               $1,499,601  $424,554    $348,217  $256,949    $153,262     $46,042   $43,262
Service cost                          37,130     8,125       6,051     4,710       2,314       1,138     2,140
Interest cost                        108,782    31,128      25,135    18,287      11,268       3,591     2,430
Amendment                             18,376     5,321       5,166     3,139       2,129       1,220        11
Actuarial (gain)/loss                (32,916)   (3,455)     (6,134)   (7,077)       (901)      1,739   (10,810)
Benefits paid                        (85,185)  (24,565)    (25,620)  (16,643)     (9,906)     (2,239)     (138)
Acquisitions                          56,884         -           -         -           -           -         -
                                  ----------------------------------------------------------------------------
Balance at 12/31/00               $1,602,672  $441,108    $352,815  $259,365    $158,166     $51,491   $36,895
                                  ----------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 12/31/99  $1,965,178  $518,262    $563,597  $389,755    $207,475     $31,370   $56,442
Actual return on plan assets         (40,047)   (9,637)    (15,720)  (10,685)     (3,781)      2,576   (19,389)
Employer contributions                 3,083         -           -         -           -           -         -
Employee contributions                    86         -           -         -           -           -         -
Benefits paid                        (85,185)  (24,565)    (25,620)  (16,643)     (9,906)     (2,239)     (138)
                                  ----------------------------------------------------------------------------
Fair value of assets at 12/31/00  $1,843,115  $484,060    $522,257  $362,427    $193,788     $31,707   $36,915
                                  ----------------------------------------------------------------------------

Funded status                       $240,443   $42,952    $169,442  $103,062     $35,622    ($19,784)      $20
Unrecognized transition asset        (10,094)   (2,336)          -    (2,792)     (1,250)          -    (1,262)
Unrecognized prior service cost       44,223    14,822      13,050     6,572       4,915       2,241       364
Unrecognized net (gain)/loss        (328,642)  (77,710)   (192,154)  (88,761)    (35,234)      9,402    (7,219)
                                  ----------------------------------------------------------------------------
Prepaid/(accrued) pension cost      ($54,070) ($22,272)    ($9,662)  $18,081      $4,053     ($8,141)  ($8,097)
                                  ============================================================================


Other Postretirement Benefits

      Entergy also provides health care and life insurance benefits for retired employees. Substantially all domestic employees may become eligible for these benefits if they reach retirement age while still working for Entergy.

      Effective January 1, 1993, Entergy adopted SFAS 106, which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than Entergy Gulf States) and $128 million for Entergy Gulf States. Such obligations are being amortized over a 20-year period that began in 1993.

      Entergy Arkansas, the portion of Entergy Gulf States regulated by the PUCT, Entergy Mississippi, and Entergy New Orleans have received regulatory approval to recover SFAS 106 costs through rates. Entergy Arkansas began recovery in 1998, pursuant to an APSC order. This order also allowed Entergy Arkansas to amortize a regulatory asset (representing the difference between SFAS 106 costs and cash expenditures for other postretirement benefits incurred for a five-year period that began January 1, 1993) over a 15-year period that began in January 1998.

      The LPSC ordered the portion of Entergy Gulf States regulated by the LPSC and Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions. However, the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted.

      Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, the portion of Entergy Gulf States regulated by the PUCT, and System Energy fund postretirement benefit obligations collected in rates. System Energy is funding on behalf of Entergy Operations postretirement benefits associated with Grand Gulf
1. Entergy Louisiana and Entergy Gulf States continue to recover a portion of these benefits regulated by the LPSC and FERC on a pay-as-you-go basis. The assets of the various postretirement benefit plans other than pensions include common stocks, fixed-income securities, and a money market fund.

     Total 2001, 2000, and 1999 postretirement benefit costs of Entergy Corporation and its subsidiaries, including amounts capitalized and deferred, included the following components (in thousands):

                 2001                           Entergy    Entergy    Entergy    Entergy     Entergy     System
                                       Entergy  Arkansas Gulf States Louisiana Mississippi New Orleans   Energy
Service cost - benefits earned
  during the period                     $24,225   $4,969      $3,606    $2,707      $1,302         $739    $1,094
Interest cost on APBO                    38,811    8,551       8,911     5,527       2,816        3,158       907
Expected return on assets               (12,578)  (3,218)     (4,104)        -      (1,933)      (1,832)     (959)
Amortization of transition obligation    17,874    3,954       5,803     2,971       1,502        2,678       220
Amortization of prior service cost          992      245         278       141          87           89        24
Recognized net (gain)/loss               (1,506)     173      (1,028)       45           -         (180)        -
                                        -------------------------------------------------------------------------
Net postretirement benefit cost         $67,818  $14,674     $13,466   $11,391      $3,774       $4,652    $1,286
                                        =========================================================================

                2000                             Entergy    Entergy    Entergy    Entergy     Entergy    System
                                       Entergy  Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                     $18,252    $4,395      $3,147    $2,405      $1,236        $667      $998
Interest cost on APBO                    34,022     7,945       8,346     5,073       2,714       3,012       788
Expected return on assets               (10,566)   (2,196)     (3,682)        -      (1,696)     (1,661)     (811)
Amortization of transition obligation    17,874     3,954       5,803     2,971       1,502       2,678       220
Amortization of prior service cost          520       123         161        71          44          45        12
Recognized net (gain)                    (3,070)        -      (1,803)      (30)          -        (561)       (8)
                                        -------------------------------------------------------------------------
Net postretirement benefit cost         $57,032   $14,221     $11,972   $10,490      $3,800      $4,180    $1,199
                                        =========================================================================

                1999                             Entergy    Entergy    Entergy    Entergy     Entergy    System
                                       Entergy  Arkansas  Gulf States Louisiana Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                     $16,950    $3,952      $3,227    $2,140      $1,009        $512      $982
Interest cost on APBO                    29,467     6,596       8,206     4,234       2,167       2,699       631
Expected return on assets                (8,208)   (1,309)     (2,980)        -      (1,634)     (1,425)     (522)
Amortization of transition obligation    17,874     3,954       5,803     2,971       1,502       2,678       222
Amortization of prior service cost           44         -          44         -           -           -         -
Recognized net (gain)                    (1,452)        -        (393)     (227)        (69)       (616)       (8)
                                        -------------------------------------------------------------------------
Net postretirement benefit cost         $54,675   $13,193     $13,907    $9,118      $2,975      $3,848    $1,305
                                        =========================================================================


     The funded status of Entergy's postretirement plans as of December 31, 2001 and 2000 was (in thousands):


               2001                            Entergy    Entergy    Entergy     Entergy     Entergy    System
                                    Entergy   Arkansas  Gulf States Louisiana  Mississippi New Orleans  Energy
Change in APBO
Balance at 12/31/00                  $507,756  $114,667    $118,824    $72,721     $38,994     $42,133  $11,990
Service cost                           24,225     4,969       3,606      2,707       1,302         739    1,094
Interest cost                          38,811     8,551       8,911      5,527       2,816       3,158      907
Actuarial loss                         44,289     8,573       9,203      7,182       1,680       4,406    1,536
Benefits paid                         (37,403)   (8,825)     (9,293)    (6,438)     (2,996)     (4,452)    (524)
Acquisitions                           13,053         -           -          -           -
                                     --------------------------------------------------------------------------
Balance at 12/31/01                  $590,731  $127,935    $131,251    $81,699     $41,796     $45,984  $15,003
                                     --------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 12/31/00     $143,038   $32,843     $44,408  $       -     $21,657     $26,217  $11,655
Actual return on plan assets              663       160         222          -          43         327     (163)
Employer contributions                 51,892    16,155      13,106      6,438       4,151       5,668    1,583
Benefits paid                         (37,403)   (8,825)     (9,293)    (6,438)     (2,996)     (4,452)    (524)
                                     --------------------------------------------------------------------------
Fair value of assets at 12/31/01     $158,190   $40,333     $48,443   $      -     $22,855     $27,760  $12,551
                                     --------------------------------------------------------------------------

Funded status                       ($432,541) ($87,602)   ($82,808)  ($81,699)   ($18,941)   ($18,224) ($2,452)
Unrecognized transition obligation    126,196    43,482      63,838     32,691      16,521      29,471    2,453
Unrecognized prior service cost         4,514     1,103       1,302        636         393         402      103
Unrecognized net (gain)/loss           70,208    19,391     (10,198)     3,670       5,787      (2,250)     640
                                    ---------------------------------------------------------------------------
Prepaid/(accrued) postretirement    ($231,623) ($23,626)   ($27,866)  ($44,702)     $3,760      $9,399     $744
benefit asset/(liability)           ===========================================================================

               2000                            Entergy     Entergy    Entergy     Entergy     Entergy     System
                                    Entergy    Arkansas  Gulf States Louisiana  Mississippi New Orleans   Energy
Change in APBO
Balance at 12/31/99                  $429,772    $95,656    $118,295    $61,156     $31,133      $38,363    $9,546
Service cost                           18,252      4,395       3,147      2,405       1,236          667       998
Interest cost                          34,022      7,945       8,346      5,073       2,714        3,012       788
Amendment                               5,691      1,471       1,406        848         524          536       139
Actuarial (gain)/loss                  34,759     13,486      (3,845)     8,551       6,060        3,891     1,104
Benefits paid                         (33,238)    (8,286)     (8,525)    (5,312)     (2,673)      (4,336)     (585)
Acquisitions                           18,498          -           -          -           -            -         -
                                     -----------------------------------------------------------------------------
Balance at 12/31/00                  $507,756   $114,667    $118,824    $72,721     $38,994      $42,133   $11,990
                                     -----------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 12/31/99     $120,208    $22,205     $39,045  $       -     $19,614      $23,716    $9,549
Actual return on plan assets            3,719        808       1,448          -         422          584       288
Employer contributions                 52,339     18,116      12,440      5,312       4,294        6,253     2,403
Benefits paid                         (33,238)    (8,286)     (8,525)    (5,312)     (2,673)      (4,336)     (585)
Acquisitions                               10          -           -          -           -            -         -
                                     -----------------------------------------------------------------------------
Fair value of assets at 12/31/00     $143,038    $32,843     $44,408   $      -     $21,657      $26,217   $11,655
                                     -----------------------------------------------------------------------------

Funded status                       ($364,718)  ($81,824)   ($74,416)  ($72,721)   ($17,337)    ($15,916)    ($335)
Unrecognized transition obligation    137,669     47,436      69,641     35,662      18,023       32,149     2,673
Unrecognized prior service cost         5,506      1,348       1,580        777         480          491       127
Unrecognized net (gain)/loss           18,900      7,933     (24,311)    (3,467)      2,217       (8,341)   (2,018)
                                     -----------------------------------------------------------------------------
Prepaid/(accrued) postretirement    ($202,643)  ($25,107)   ($27,506)  ($39,749)     $3,383       $8,383      $447
benefit asset/(liability)           ==============================================================================



The assumed health care cost trend rate used in measuring the APBO of Entergy was 8% for 2002, gradually decreasing each successive year until it reaches 5% in 2009 and beyond. A one percentage-point change in the assumed health care cost trend rate for 2001 would have the following effects (in thousands):

                         1 Percentage Point     1 Percentage Point
                             Increase                 Decrease
        2001           Increase   Increase   Decrease in    Decrease
                        in the   in the sum    the APBO    in the sum
                         APBO    of service                of service
                                  cost and                  cost and
                                  interest                  interest
                                    cost                      cost

Entergy                $61,321      $8,651       $51,408     $7,077
Entergy Arkansas       $12,480      $1,767       $10,509     $1,451
Entergy Gulf States    $12,975      $1,624       $10,951     $1,337
Entergy Louisiana       $7,512      $1,014        $6,356       $839
Entergy Mississippi     $3,834        $494        $3,240       $408
Entergy New Orleans     $3,383        $376        $2,914       $315
System Energy           $1,938        $328        $1,599       $265

The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO for 2001, 2000, and 1999 were as follows:

                                           2001       2000       1999

Weighted-average discount rate            7.50%      7.50%      7.50%
Weighted-average rate of increase
  in future compensation levels           4.60%      4.60%      4.60%
Expected long-term rate of
  return on plan assets:
         Taxable assets                   5.50%      5.50%      5.50%
         Non-taxable assets               9.00%      9.00%      9.00%

Entergy's remaining pension transition assets are being amortized over the greater of the remaining service period of active participants or 15 years and its SFAS 106 transition obligations are being amortized over 20 years.


NOTE  12.   BUSINESS  SEGMENT  INFORMATION   (Entergy  Corporation  and
Entergy New Orleans)

     Entergy's reportable segments as of December 31, 2001 are domestic utility, domestic non-utility nuclear, and energy commodity services. Domestic utility provides retail electric service in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Entergy's domestic non-utility nuclear segment is focused on acquiring, owning, operating, and selling power from nuclear power plants and providing operations and management services to nuclear power plants owned by other utilities in the United States. Energy commodity services includes the: 1) Entergy-Koch joint venture, engaged in the marketing of wholesale electricity, gas, other generating fuels, electric capacity, and financial instruments, and also transports and stores natural gas; and 2) Entergy Wholesale Operations, focused on acquiring or developing power generation projects in North America and Europe. Entergy's operating segments are strategic business units managed separately due to their different operating and regulatory environments. Entergy's chief operating decision maker is its Office of the Chief Executive, which consists of its highest-ranking officers.

     During the third quarter of 2001, Entergy began integration of Entergy-Koch and Entergy Wholesale Operations into the energy commodity services segment. Prior to the third quarter of 2001, Entergy-Koch and Entergy Wholesale Operations were reported as separate segments. Prior to the first quarter of 2001, Entergy reported its power marketing and trading segment separately. On January 31, 2001, Entergy contributed substantially all of its power marketing and trading business to Entergy-Koch, which is now a part of the energy commodity services segment. Results from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. See
Note 13 to the financial statements for further discussion of the investment in Entergy-Koch, L.P. The segment financial information for 1999 and 2000 has been restated to conform with the 2001 presentation.

     "All other" includes the parent company, Entergy Corporation, and other business activity, which is principally gains or losses on the sales of businesses and the earnings on the proceeds of those sales.

     Entergy's   segment  financial  information  is  as  follows   (in
thousands):

                                           Domestic    Domestic      Energy   All Other*  Eliminations Consolidated
                                            Utility   Non-Utility  Commodity
                                                       Nuclear*    Services*
2001
Operating revenues                         $7,432,920    $789,244  $1,370,485    $34,603       ($6,353)   $9,620,899
Deprec, amort. & decomm.                      667,333      17,706      34,667      4,516             -       724,222
Amort. of rate deferrals                       16,583           -           -          -             -        16,583
Interest income                                79,702      54,053      23,169     37,235       (34,354)      159,805
Equity in earnings of
  unconsolidated equity affiliates                  -           -     180,956          -             -       180,956
Interest charges                              576,705      81,114      74,953     41,558       (34,353)      739,977
Income taxes                                  300,284      80,053      74,493        863             -       455,693
Cumulative effect of accounting change              -           -      23,482          -             -        23,482
Net income (loss)                             574,554     127,880     105,939    (57,866)            -       750,507
Total assets                               20,309,695   3,449,156   2,377,733    863,906    (1,090,179)   25,910,311
Investment in affiliates - at equity              214           -     765,889          -             -       766,103
Cash paid for long-lived asset additions    1,110,484     705,216     199,387     21,550             -     2,036,637


                                           Domestic  Domestic Non-   Energy   All Other*  Eliminations Consolidated
                                           Utility     Utility     Commodity
                                                       Nuclear*    Services*
2000
Operating revenues                        $7,401,598     $298,147  $2,353,792    $32,450      ($63,858)  $10,022,129
Deprec, amort. & decomm.                     770,144        1,191      10,996      3,278             -       785,609
Amort. of rate deferrals                      30,392            -           -          -             -        30,392
Interest income                               57,795       29,534       5,838     78,390        (8,507)      163,050
Equity in earnings of
  unconsolidated equity affiliates                 -            -      13,715          -             -        13,715
Interest charges                             515,156       33,213      (3,725)    22,103        (9,317)      557,430
Income taxes                                 435,667       31,492      24,689    (12,927)            -       478,921
Net income                                   618,263       49,158      54,908    (11,414)            -       710,915
Total assets                              20,567,433    2,227,177   2,590,678    620,104      (553,496)   25,451,896
Investment in affiliates - at equity             214            -     136,273          -             -       136,487
Cash paid for long-lived asset additions   1,080,055       63,593     390,298      9,771             -     1,543,717


                                           Domestic   Domestic      Energy   All Other*  Eliminations Consolidated
                                           Utility   Non-Utility  Commodity
                                                      Nuclear*    Services*
1999
Operating revenues                        $6,414,623    $109,699  $2,292,158   ($17,030)     ($33,815)  $8,765,635
Deprec, amort. & decomm.                     732,182         131       6,934      5,622             -      744,869
Amort. of rate deferrals                     115,627           -           -          -             -      115,627
Interest income                               49,556       8,673      15,459     73,453        (3,540)     143,601
Equity in earnings of
  unconsolidated equity affiliates                 -           -       7,593          -             -        7,593
Interest charges                             536,543       7,527       9,392      5,679        (3,540)     555,601
Income taxes                                 351,448      10,525     (28,998)    23,692             -      356,667
Net income (loss)                            553,525      15,705     (39,940)    65,736             -      595,026
Total assets                              18,941,603     573,330   1,832,316  1,816,532      (193,841)  22,969,940
Investment in affiliates - at equity             214           -     117,164          -             -      117,378
Cash paid for long-lived asset additions     761,356      92,625     420,024      2,709             -    1,276,714




Businesses   marked  with  *  are  referred  to  as  the   "competitive
businesses,"  with  the  exception  of  the  parent  company,   Entergy
Corporation, which is also included in the "All Other" column. Eliminations are primarily intersegment activity.

Products and Services

      In addition to retail electric service, Entergy New Orleans supplies natural gas services in the City of New Orleans. Revenue from these two services is separately reported in Entergy New Orleans' Income Statements.

Geographic Areas

       For the year ended December 31, 2001, Entergy derived approximately 6% of its revenue from outside of the United States. For the years ended 2000 and 1999, Entergy derived less than 1% of its operating revenue from outside of the United States.

     Long-lived   assets  as  of  December  31  were  as  follows   (in
thousands):

                            2001          2000          1999

          Domestic      $16,842,158    $15,425,915  $14,751,166
          Foreign           421,870      1,019,831      749,590
                        -----------    -----------  -----------
          Consolidated  $17,264,028    $16,445,746  $15,500,756
                        ===========    ===========  ===========

NOTE 13.  EQUITY METHOD INVESTMENTS  (Entergy Corporation)

     In January 2001, subsidiaries of Entergy and Koch Industries, Inc. formed a limited partnership, Entergy-Koch, L.P. Entergy-Koch engages in the gathering, transmission, and storage of natural gas in the Gulf Coast region of the United States through its Gulf South Pipeline subsidiary. Entergy-Koch engages in physical and financial natural gas and power trading, and weather derivatives trading, in the United States, the United Kingdom, Western Europe, and Canada through its Entergy-Koch Trading subsidiaries. In the formation of the partnership, Entergy contributed most of the assets and trading contracts of its power marketing and trading business and $414 million of cash. Koch Industries contributed its 8,800-mile Koch Gateway Pipeline (which has been renamed the Gulf South Pipeline), gas storage facilities including the 65.8 BCF Bistineau storage facility located near Shreveport, Louisiana, and Koch Energy Trading, which marketed and traded electricity, gas, weather derivatives, and other energy-related commodities and services.

     Entergy and Koch have equal ownership interests in Entergy-Koch, L.P., which is governed by an eight-member board of directors. Each partner appointed four members of the board. Although the ownership interests are equal, the partnership agreement allocates Entergy-Koch's profits differently through 2003 based upon the source of the earnings. Losses and distributions from operations are allocated to the partners equally. These significantly disproportionate profit allocations were favorable to Entergy in the aggregate in 2001. In 2004, a revaluation of Entergy-Koch's assets for capital account purposes will occur, and future profit allocations will change after the revaluation. The profit allocations other than for weather trading and international trading are expected to become equal, unless special allocations are necessary to equalize the partners' capital accounts. Earnings allocated under the terms of the partnership agreement constitute equity, not subject to reallocation, for the partners.

      Entergy also owns investments in the following companies that it accounts for under the equity method of accounting: Generandes Peru S.A. (in which Entergy owns 34% of the voting power), a privatized generation company that provides a significant portion of electricity for Lima, Peru; Compania Electrica San Isidro S.A. (in which Entergy owns 25% of the voting power), a power plant that provides power to the Chilean market with a portion under contract and the remainder on a merchant basis; RS Cogen LLC (in which Entergy holds a 50% member interest), a co-generation project that will provide power on an industrial and merchant basis in the Lake Charles, Louisiana area; EntergyShaw LLC (in which Entergy holds a 50% member interest), a company which provides management, engineering, procurement, construction, and commissioning services for electric power plants; and Crete Energy Ventures, LLC (in which Entergy holds a 50% member interest), a merchant power plant under construction in Crete, Illinois. Following is a reconciliation of Entergy's investments in equity affiliates (in thousands):

                                           2001        2000        1999

 Beginning of year                      $136,487    $117,378    $139,064
 Additional investments                  471,102      25,943         296
 Equity in net income                    180,956      13,715       7,593
 Dividends received                      (21,191)    (20,468)     (9,389)
 Currency translation adjustments            138        (891)    (20,186)
 Dispositions and other adjustments       (1,389)        810           -
                                        --------    --------    --------
 End of year                            $766,103    $136,487    $117,378
                                        ========    ========    ========

     The following is a summary of combined financial information reported by Entergy's equity method investees (in thousands):

                                    2001         2000         1999
 Income Statement Items
   Operating revenues             $693,400     $200,026     $188,617
   Operating income                309,752       90,694       82,336
   Net income                      226,039       74,042       49,473
 Balance Sheet Items
   Current assets               $2,969,132      $82,044
   Noncurrent assets             3,309,752    1,554,022
   Current liabilities           2,729,769      163,063
   Noncurrent liabilities        1,491,957      489,544

Related-party transactions

      During 2001, Entergy procured various services from Entergy-Koch consisting primarily of pipeline transportation services for natural gas and risk management services for electricity and natural gas. The total cost of such services in 2001 was approximately $7.8 million. Entergy's operating transactions with its other equity method investees were not material in 2001, 2000, or 1999.

      EntergyShaw is currently constructing two projects for Entergy or its affiliates, the Crete and Harrison County projects. Entergy has guaranteed the obligations of EntergyShaw to construct the Harrison County plant, and Entergy's maximum liability on the guarantee is $232.5 million.


NOTE 14.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation)

Asset Acquisitions

Indian Point 2

     In September 2001, Entergy's domestic non-utility nuclear business acquired the 970 MW Indian Point 2 nuclear power plant located in Westchester County, New York from Consolidated Edison. Entergy paid approximately $600 million in cash at the closing of the purchase and received the plant, nuclear fuel, materials and supplies, a purchase power agreement (PPA), and assumed certain liabilities. On the second anniversary of the Indian Point 2 acquisition, Entergy's nuclear business will also begin to pay NYPA $10 million per year for up to 10 years in accordance with the Indian Point 3 purchase agreement. Under the PPA, Consolidated Edison will purchase 100% of Indian Point 2's output for an average price of $39/MWh through 2004. Consolidated
Edison transferred a $430 million decommissioning trust fund, along with the liability to decommission Indian Point 2 and Indian Point 1, to Entergy. Entergy acquired Indian Point 1 in the transaction, a plant that has been shut down and in safe storage since the 1970s.

      The acquisition was accounted for using the purchase method. The results of operations of Indian Point 2 subsequent to the purchase date have been included in Entergy's consolidated results of operations. The Indian Point 2 purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the purchase date. The allocation was based on preliminary information and amounts recorded may change, primarily as a result of additional expected information on the fair value of the plant facility.

Indian Point 3 and FitzPatrick

      In November 2000, Entergy's domestic non-utility nuclear business acquired from NYPA the 825 MW James A. FitzPatrick nuclear power plant near Oswego, New York, and the 980 MW Indian Point 3 nuclear power plant located in Westchester County, New York, in exchange for $50 million at closing and notes to NYPA with payments totaling $906 million. Entergy will also be required to make certain additional payments to NYPA in the event that the plants' license lives are extended.

      The acquisition encompassed the nuclear plants, materials and supplies, and nuclear fuel, as well as the assumption of $124 million in liabilities. The purchase agreement provides that NYPA will purchase a substantial majority of the output of the units at specified prices through 2004. The purchase agreement also provides that NYPA will retain the decommissioning obligations and related trust funds through the original license expiration date (approximately 2015). At that time, NYPA is required either to transfer the decommissioning liability to Entergy along with a specified amount in the decommissioning trust funds, or to retain Entergy to perform decommissioning services for a specified price that may be limited by the amount in the trust. In the purchase price allocation, Entergy recorded an asset representing its estimate of the net present value of the decommissioning contract obtained in the acquisition, based on an independent decommissioning cost study and other projections. The asset increases by monthly accretion based on the discount rate used to determine the original net present value. Entergy records the monthly accretion as interest income.

      The acquisition was accounted for using the purchase method. The results of operations of Indian Point 3 and FitzPatrick subsequent to November 21, 2000 have been included in Entergy's consolidated statements of income. The purchase price has been allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed based on their estimated fair values on the purchase date. Intangible assets are being amortized straight-line over the remaining lives of the plants.

Pilgrim Nuclear Station

      In July 1999, Entergy's domestic non-utility nuclear business acquired the 670 MW Pilgrim Nuclear Station located in Plymouth, Massachusetts, from Boston Edison. The acquisition included the plant, real estate, materials and supplies, and nuclear fuel, for a total purchase price of $81 million. As part of the Pilgrim purchase, Boston Edison funded a $471 million decommissioning trust fund, which was transferred to an Entergy subsidiary. Based on a favorable tax determination regarding the trust fund, Entergy returned $43 million of the trust fund to Boston Edison.

Asset Dispositions

     In August 2001, Entergy's EWO business sold the Saltend plant to Calpine Corporation for a cash payment of approximately $800 million. Entergy's gain on the sale was approximately $88.1 million ($57.2 million after tax). The results of operations of the Saltend plant are included in Entergy's consolidated statements of income through the date of sale. The gain arising from the sale is included in operating revenues in that statement. EWO actively manages its assets as an investment portfolio, and attempts to maximize flexibility to respond to different market environments. Active management of the portfolio is expected to result in: the commercial operation of projects by EWO; the sale of projects at various stages in their planning, development, or operation; or the abandonment of projects. In the sales transaction, Entergy or its subsidiaries made certain warranties to the purchasers relating primarily to the performance of certain remedial work on the facility and the assumption of responsibility for certain contingent liabilities. The warranties are backed by an Entergy Corporation guarantee, and Entergy believes that it has provided adequate reserves for the warranties as of December 31, 2001.

      In January 1999, Entergy disposed of its security monitoring subsidiary, Entergy Security, Inc. at a minimal gain. Several telecommunication businesses were sold in June 1999, also at small gains. The results of operations of these businesses are included in Entergy's consolidated statements of income through their respective dates of sale. Gains and losses arising from these sales are included in "Other Income, Gain (loss) on sale of assets - net" in that statement.


NOTE 15.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation)

Market and Commodity Risks

     In the normal course of business, Entergy is exposed to a number of market and commodity risks. Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk. Entergy is subject to a number of commodity and market risks, including:

               Type of risk                  Primary Affected Segments

 Power price risk                           All reportable segments
 Fuel price risk                            All reportable segments
 Interest rate risk - variable rate debt    Energy Commodity Services
 Foreign currency exchange rate risk        All reportable segments
 Equity price and interest rate risk -      Domestic  Utility, Domestic
  investments                                Non-utility Nuclear

     Entergy manages these risks through both contractual arrangements and derivatives. Contractual risk management tools include long-term power and fuel purchase agreements, capacity contracts, and tolling agreements. Entergy also uses a variety of commodity and financial derivatives, including natural gas and electricity futures, forwards and options, foreign currency forwards, and interest rate swaps as a part of its overall risk management strategy. Additionally, certain fuel supply contracts with volumetric optionality are required to be classified as derivatives under interpretations of SFAS 133. Except for the energy trading activities conducted by the energy commodity services segment, Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

     Entergy's exposure to market risk is determined by a number of factors, including the size, term, composition, and diversification of positions held, as well as market volatility and liquidity. For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affects the level of market risk. A significant factor influencing the overall level of market risk to which Entergy is exposed is its use of hedging techniques to mitigate such risk.
Entergy manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies. Entergy's risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods. These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Entergy's objectives.

Hedging Derivatives

     Entergy classifies substantially all of the following types of derivative instruments as cash flow hedges:

              Instrument                       Business Segment
 Interest rate swaps                    Energy Commodity Services
 Natural gas and electricity futures    Energy Commodity Services
  and forwards
 Foreign currency forwards              Domestic Utility, Domestic Non-
                                         utility Nuclear

     The scheduled maturity of futures, forwards, and swaps that are classified as cash flow hedges will result in the reclassification into earnings during 2002 of approximately $5.2 million of net losses that are recorded in accumulated other comprehensive income at December 31, 2001. During 2001, net losses on cash flow hedges of approximately $22.2 million were reclassified into earnings. The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted transactions (excluding interest rate swaps) at December 31, 2001 is approximately 25 months. The ineffective portion of the change in the value of Entergy's cash flow hedges during 2001 was insignificant.

Other Derivatives

     Entergy also holds derivative instruments such as natural gas and electricity options and forwards that are not accounted for as hedges. These instruments are entered into to optimize asset values or limit risks. Additionally, fuel supply contracts that are required to be classified as derivatives under SFAS 133 are not accounted for as hedges. These contracts are entered into in order to secure long term supplies of fuel for certain of Entergy's independent power generation plants.

Fair Values

Commodity Instruments

      Fair value estimates of energy commodity services' commodity instruments are made at discrete points in time based on relevant market information. Market quotes are used in determining fair value whenever they are available. When market quotes are not available (e.g. in the case of a long-dated commodity contract), other information is used, including transactional data and internally developed models. Fair value estimates based on these other methodologies are necessarily subjective in nature and involve uncertainties and matters of significant judgment. Therefore, actual results may differ from these estimates. At December 31, 2001 and 2000, the fair values of energy commodity services' energy-related commodity contracts accounted for on a mark-to-market basis were as follows:

                                     2001                   2000
                              Assets   Liabilities    Assets  Liabilities
                                          (In Thousands)

 Consolidated subsidiaries    $59,996      $18,882   $623,190   $563,447
 Equity method investees   $2,088,953   $1,982,196          -          -
  (1)

      (1) As required by equity method accounting principles, only Entergy's net investment in these investees is reflected in its balance sheet, and these assets and liabilities are not reflected in Entergy's balance sheet. See Note 13 to the financial statements for more information on Entergy's equity method investees.

Following are the cumulative periods in which the net mark-to-market assets would be realized in cash if they are held to maturity and market prices are unchanged:

                               2002       2003     2004-2005
 Consolidated subsidiaries      55%        98%       100%
 Equity method investees        10%        83%       100%


Financial Instruments

      The estimated fair value of Entergy's financial instruments is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. The estimated fair value of derivative financial instruments is based on market quotes of the applicable interest rates. Considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. In addition, gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of stockholders.

      Entergy considers the carrying amounts of most of its financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. Additional information regarding financial instruments and their fair values is included in Notes 5, 6, and 7 to the financial statements.


NOTE 16. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     Each domestic utility company purchases electricity from and sells electricity to the other domestic utility companies, System Energy, and Entergy Power (in the case of Entergy Arkansas) under rate schedules filed with FERC. In addition, the domestic utility companies and System Energy purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations. Pursuant to SEC rules under PUHCA, these transactions are on an "at cost" basis, and are eliminated in the consolidated financial statements of Entergy.

      As described in Note 1 to the financial statements, all of System Energy's operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

      The tables below contain the various affiliate transactions among the domestic utility companies and System Energy (in millions).

                         Intercompany Revenues

         Entergy    Entergy     Entergy      Entergy      Entergy     System
        Arkansas  Gulf States  Louisiana   Mississippi  New Orleans   Energy

 2001    $250.2      $75.2        $26.1       $118.3        $10.0     $535.0
 2000    $255.3      $93.7        $20.8        $88.1        $31.6     $656.7
 1999    $189.2      $38.4        $27.3        $68.3        $14.2     $620.0

                    Intercompany Operating Expenses

        Entergy     Entergy     Entergy     Entergy      Entergy     System
       Arkansas   Gulf States  Louisiana  Mississippi  New Orleans   Energy
          (1)

 2001  $262.9      $274.8      $298.1       $535.2       $231.7      $ 9.5
 2000  $387.9      $239.4      $388.5       $388.2       $177.0      $10.1
 1999  $357.5      $223.9      $294.3       $315.6       $182.5      $ 9.8

(1) Includes $3.5 million in 2001, $47.3 million in 2000, and $15.8 million in 1999 for power purchased from Entergy Power.

      Operating Expenses Paid or Reimbursed to Entergy Operations

              Entergy     Entergy      Entergy    System
            Arkansas    Gulf States  Louisiana    Energy

     2001    $141.4       $102.7      $104.6       $75.8
     2000    $163.0       $116.0      $113.2       $92.6
     1999    $179.2       $110.9      $113.8       $91.3


NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. Operating results for the four quarters of 2001 and 2000 were:

Operating Revenue
                              Entergy     Entergy   Entergy    Entergy     Entergy    System
                   Entergy    Arkansas Gulf States Louisiana Mississippi New Orleans  Energy
                                            (In Thousands)
2001:
  First Quarter   $2,652,427   $393,800   $734,476   $548,914  $256,158   $204,015   $151,166
  Second Quarter   2,507,430    453,108    730,893    547,784   274,148    160,309    152,902
  Third Quarter    2,575,736    541,556    714,488    473,342   354,518    167,137     66,276
  Fourth Quarter   1,885,306    388,312    468,703    331,873   208,917     99,389    164,683
2000:
  First Quarter   $1,804,661   $346,877   $483,231   $346,820  $182,775   $119,742   $157,089
  Second Quarter   2,153,487    447,823    586,386    448,067   215,606    136,651    159,389
  Third Quarter    3,429,651    548,156    817,152    722,175   297,966    200,861    169,114
  Fourth Quarter   2,634,330    419,779    624,471    545,375   241,024    183,036    171,157


Operating Income (Loss)
                             Entergy     Entergy   Entergy    Entergy     Entergy   System
                  Entergy    Arkansas Gulf States Louisiana Mississippi New Orleans Energy
                                             (In Thousands)
2001:
  First Quarter   $360,967    $71,647   $126,182   $39,267    $14,524    $4,218    $60,594
  Second Quarter   481,704    104,118    111,562    88,913     31,647     9,373     61,281
  Third Quarter    606,503    163,538    118,201   192,528     34,302     2,653     83,906
  Fourth Quarter   124,168     40,387     41,247     3,922      9,839    (9,194)    64,673
2000:
  First Quarter   $279,773    $76,759    $50,435    $46,513   $13,214    $6,372    $74,440
  Second Quarter   449,237     82,931    125,033    102,587    28,784    15,087     66,895
  Third Quarter    591,933     93,917    190,136    178,889    36,295    32,136     67,580
  Fourth Quarter   188,119     56,413     47,685     44,371    15,470   (14,209)    61,830


Net Income (Loss)
                              Entergy     Entergy   Entergy    Entergy     Entergy   System
                  Entergy    Arkansas  Gulf States Louisiana Mississippi New Orleans Energy
                                             (In Thousands)
2001:
  First Quarter   $160,871    $28,978    $59,046    $6,859     $4,535       $474    $20,798
  Second Quarter   245,583     47,038     51,382    37,034     15,673      3,369     21,202
  Third Quarter    317,454     82,401     52,353   101,515     18,748       (308)    37,793
  Fourth Quarter    26,599(a)  19,768     16,663   (12,858)       664     (5,730)    36,562
2000:
  First Quarter   $108,410    $35,314    $10,757   $11,191     $4,295     $1,817    $25,786
  Second Quarter   245,773     38,978     60,815    46,687     13,503      7,217     21,786
  Third Quarter    306,689     43,922     97,325    94,167     17,611     17,593     23,709
  Fourth Quarter    50,043     18,833     11,446    10,634      3,564    (10,109)    22,464

(a) Net income before cumulative effect of accounting change for the fourth quarter of 2001 was $3,117.

Earnings per Average Common Share (Entergy Corporation)

                           2001                   2000
                    Basic       Diluted      Basic    Diluted

  First Quarter     $0.70        $0.69       $0.42      $0.42
  Second Quarter    $1.08        $1.06       $1.04      $1.04
  Third Quarter     $1.41        $1.39       $1.35      $1.34
  Fourth Quarter    $0.10 (b)    $0.09 (b)   $0.19      $0.17

(b) Basic and diluted earnings per average common share before the cumulative effect of accounting change for the fourth quarter of 2001 was ($0.01).

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     On the recommendation of the Audit Committee of the Board, the Executive Committee of the Board (acting between board meetings) has appointed Deloitte & Touche as independent accountants for Entergy Corporation, effective August 13, 2001. The Boards of Directors of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy also appointed
Deloitte & Touche as independent accountants for each of those corporations effective August 13, 2001. Entergy's former independent accountants, PricewaterhouseCoopers, were dismissed effective August 13, 2001. The reports issued by PricewaterhouseCoopers on Entergy's financial statements for either of the two most recent fiscal years did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles. During Entergy's two most recent fiscal years and through August 13, 2001, there were no disagreements with PricewaterhouseCoopers on a matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreement in connection with its reports.

     Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy initially reported the change in accountants on Form 8-K on August 13, 2001. The Form 8-K contained a letter from PricewaterhouseCoopers to the Securities and Exchange Commission stating that it agreed with the statements concerning their firm made therein.

                               PART III

Item 10. Directors and Executive Officers of the Registrants (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report.


    Name              Age                Position                           Period
ENTERGY ARKANSAS, INC.

Directors

Hugh T. McDonald      43   President and Chief Executive Officer of       2000-Present
                            Entergy Arkansas
                           Director of Entergy Arkansas                   2000-Present
                           Senior Vice President, Retail of Entergy       1999-2000
                            Services, Inc.
                           Director, Regulatory Affairs - TX of           1995-1999
                            Entergy Gulf States
Donald C. Hintz            See information under the Entergy
                            Corporation Officers Section in Part I.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.

Officers

William E. Madison    55   Senior Vice President - Human Resources        2001-Present
                            and Administration of Entergy Arkansas,
                            Entergy Gulf States, Entergy Louisiana,
                            Entergy Mississippi, and Entergy New
                            Orleans
                           Senior Vice President & Chief Human            2000-2001
                            Resources Officer, Avis Group Holdings,
                            Inc. - Garden City, New York
                           President, US Region and Vice President,       1997-2000
                            Global Human Resource Strategy, E.I.
                            DuPont de Nemours, Wilmington, Delaware
John Thomas Kennedy   42   Vice President - State Governmental            2000-Present
                            Affairs of Entergy Arkansas
                           Attorney at Law, Russellville, Arkansas        1985-2000


Frank F. Gallaher          See information under the Entergy
                            Corporation Officers Section in Part I.
Joseph T. Henderson        See information under the Entergy
                            Corporation Officers Section in Part I.
Nathan E. Langston         See information under the Entergy
                            Corporation Officers Section in Part I.
Hugh T. McDonald           See information under the Entergy
                            Arkansas Directors Section above.
Steven C. McNeal           See information under the Entergy
                            Corporation Officers Section in Part I.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
Michael G. Thompson        See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.



ENTERGY GULF STATES, INC.

Directors

E. Renae Conley       44   Director of Entergy Gulf States and            2000-Present
                            Entergy Louisiana
                           President and Chief Executive Officer -        2000-Present
                            LA of Entergy Gulf States and Entergy
                            Louisiana
                           Vice President, Investor Relations of          1999-2000
                            Entergy Services
                           President of Cincinnati Gas & Electric,        1998-1999
                            (a subsidiary of Cinergy Corp.)
                           Chief Executive Officer of Cadence LLC         1997-1998
                            (a subsidiary of Cinergy Corp.)
                           Vice President of Sales of Cinergy Corp.       1996-1997
Joseph F. Domino      53   Director of Entergy Gulf States                1999-Present
                           President and Chief Executive Officer -        1998-Present
                            TX of Entergy Gulf States
                           Director - Southwest Franchise of              1997-1998
                            Entergy Gulf States
                           Director - Eastern Region of Entergy           1995-1997
                            Services
Donald C. Hintz            See information under the Entergy
                            Corporation Officers Section in Part I.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.

Officers

James D. Bruno        62   Vice President - Region of Entergy Gulf        1999-Present
                            States and Entergy Louisiana
                           Vice President of Customer Service of          1998-1999
                            Entergy Louisiana and Entergy Gulf
                            States
                           Vice President of Customer Service of          1994-1998
                            Entergy Louisiana and Entergy New
                            Orleans
Murphy A. Dreher      49   Vice President - State Governmental            1999-Present
                            Affairs - LA of Entergy Gulf States and
                            Entergy Louisiana
                           Legislative Executive - Governmental           1995-1998
                            Affairs of Entergy Gulf States
Randall W. Helmick    47   Vice President - Operations - LA of            1998-Present
                            Entergy Gulf States and Entergy
                            Louisiana
                           Director of Special Projects of London         1997-1998
                            Electricity
                           Director of Reliability of Entergy             1997
                            Services
                           Director of Operations and Engineering         1994-1997
                            of Entergy Services
Eduardo Melendreras   44   Vice President, Customer Service and           2001-Present
                            Commercial and Industrial Accounts of
                            Entergy Gulf States and Entergy
                            Louisiana
                           Director - Jurisdictional Accounts of          2000-2001
                            Entergy Services
                           Director - Large Industrial Sales &            1996-2000
                            Service of Entergy Gulf States
J. Parker McCollough  50   Vice President - State Governmental            1996-Present
                            Affairs - TX of Entergy Gulf States
Wade H. Stewart       56   Vice President, Regulatory Affairs - LA        2000-Present
                            of Entergy Gulf States and Entergy
                            Louisiana
                           Director, Regulatory Affairs - LA of           1995-2000
                            Entergy Gulf States and Entergy
                            Louisiana
E. Renae Conley            See information under the Entergy Gulf
                            States Directors Section above.
Joseph F. Domino           See information under the Entergy Gulf
                            States Directors Section above.
Frank F. Gallaher          See information under the Entergy
                            Corporation Officers Section in Part I.
Joseph T. Henderson        See information under the Entergy
                            Corporation Officers Section in Part I.
Nathan E. Langston         See information under the Entergy
                            Corporation Officers Section in Part I.
William E. Madison         See information under the Entergy
                            Arkansas Officers Section above.
Steven C. McNeal           See information under the Entergy
                            Corporation Officers Section in Part I.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
Michael G. Thompson        See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.


ENTERGY LOUISIANA, INC.

Directors

E. Renae Conley            See information under the Entergy Gulf
                            States Directors Section above.
Donald C. Hintz            See information under the Entergy
                            Corporation Officers Section in Part I.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.

Officers

James D. Bruno             See information under the Entergy Gulf
                            States Officers Section above.
E. Renae Conley            See information under the Entergy Gulf
                            States Directors Section above.
Murphy A. Dreher           See information under the Entergy Gulf
                            States Officers Section above.
Frank F. Gallaher          See information under the Entergy
                            Corporation Officers Section in Part I.
Randall W. Helmick         See information under the Entergy Gulf
                            States Officers Section above.
Joseph T. Henderson        See information under the Entergy
                            Corporation Officers Section in Part I.
Nathan E. Langston         See information under the Entergy
                            Corporation Officers Section in Part I.
William E. Madison         See information under the Entergy
                            Arkansas Officers Section above.
Steven C. McNeal           See information under the Entergy
                            Corporation Officers Section in Part I.
Eduardo Melendreras        See information under the Entergy Gulf
                            States Officers Section above.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
Michael G. Thompson        See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.
Wade H. Stewart            See information under the Entergy Gulf
                            States Officers Section above.

ENTERGY MISSISSIPPI, INC.

Directors

Carolyn C. Shanks     40   President and Chief Executive Officer of       1999-Present
                            Entergy Mississippi
                           Director of Entergy Mississippi                1999-Present
                           Vice President of Finance and                  1997-1999
                            Administration of Entergy Mississippi
                           Director of Business Services of Entergy       1994-1997
                            Operations
Donald C. Hintz            See information under the Entergy
                            Corporation Officers Section in Part I.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.

Officers

Bill F. Cossar        63   Vice President - State Governmental            1987-Present
                            Affairs of Entergy Mississippi
Frank F. Gallaher          See information under the Entergy
                            Corporation Officers Section in Part I.
Joseph T. Henderson        See information under the Entergy
                            Corporation Officers Section in Part I.
Nathan E. Langston         See information under the Entergy
                            Corporation Officers Section in Part I.
William E. Madison         See information under the Entergy
                            Arkansas Officers Section above.
Steven C. McNeal           See information under the Entergy
                            Corporation Officers Section in Part I.
Carolyn C. Shanks          See information under the Entergy
                            Mississippi Directors Section above.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
Michael G. Thompson        See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.


ENTERGY NEW ORLEANS, INC.

Directors

Daniel F. Packer      54   Chief Executive Officer Entergy New            1998-Present
                            Orleans
                           President and Director of Entergy New          1997-Present
                            Orleans
                           State President - City of New Orleans          1996-1997
Donald C. Hintz            See information under the Entergy
                            Corporation Officers Section in Part I.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.

Officers

Elaine Coleman        52   Vice President, External Affairs of            1998-Present
                            Entergy New Orleans
                           Director of Customer Service of Entergy        1998
                            Services
                           Lead Customer Service Manager of Entergy       1995-1998
                            Services
Frank F. Gallaher          See information under the Entergy
                            Corporation Officers Section in Part I.
Joseph T. Henderson        See information under the Entergy
                            Corporation Officers Section in Part I.
Nathan E. Langston         See information under the Entergy
                            Corporation Officers Section in Part I.
William E. Madison         See information under the Entergy
                            Arkansas Officers Section above.
Steven C. McNeal           See information under the Entergy
                            Corporation Officers Section in Part I.
Daniel F. Packer           See information under the Entergy New
                            Orleans Directors Section above.
Richard J. Smith           See information under the Entergy
                            Corporation Officers Section in Part I.
Michael G. Thompson        See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.

SYSTEM ENERGY RESOURCES, INC.

Directors

Jerry W. Yelverton    57   Director, President and Chief Executive        1999-Present
                            Officer of System Energy
                           Senior Vice President of Nuclear of            1997-1998
                            Entergy Services
                           Executive Vice President and Chief             1996-1998
                            Operating Officer of Entergy Operations
                           In addition, Mr. Yelverton is an
                            executive officer and/or director of
                            various other wholly owned subsidiaries
                            of Entergy Corporation and its operating
                            companies.
Donald C. Hintz            See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.

Officers

Joseph L. Blount      55   Secretary of System Energy and Entergy          1991-Present
                            Operations
Joseph T. Henderson        See information under the Entergy
                            Corporation Officers Section in Part I.
Nathan E. Langston         See information under the Entergy
                            Corporation Officers Section in Part I.
Steven C. McNeal           See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                            Corporation Officers Section in Part I.
Jerry W. Yelverton         See information under the System Energy
                            Directors Section above.


      Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder, Entergy Corporation, at its annual meeting.


Section 16(a) Beneficial Ownership Reporting Compliance

      Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 10, 2002, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

Item 11.  Executive Compensation

                          ENTERGY CORPORATION

      Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement under the headings "Executive Compensation Tables", "General Information About Nominees", "Director Compensation", and "Comparison of Five Year Cumulative Total Return", all of which information is incorporated herein by reference.

   ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY
          MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

                      Summary Compensation Table

      The following table includes the Chief Executive Officer and the four other most highly compensated executive officers in office as of December 31, 2001 at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy (collectively, the "Named Executive Officers"). This determination was based on total annual base salary and bonuses from all Entergy sources earned by each officer for the year 2001. See Item 10, "Directors and Executive Officers of the Registrants," for information on the principal positions of the Named Executive Officers in the table below.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy
Mississippi, Entergy New Orleans, and System Energy

      As shown in Item 10, most Named Executive Officers are employed by several Entergy companies. Because it would be impracticable to allocate such officers' salaries among the various companies, the table below includes the aggregate compensation paid by all Entergy companies.


                                                                                        Long-Term Compensation
                                     Annual Compensation                       Awards                   Payouts
                                                          Other       Restricted    Securities          (a)       (b) All
                                                          Annual         Stock      Underlying          LTIP        Other
       Name                Year    Salary      Bonus       Comp.        Awards        Options          Payouts      Comp.
E. Renae Conley            2001   $308,769   $486,186     $46,240          (c)         34,600 shares   $      -    $10,742
CEO-Entergy Louisiana      2000    282,642    280,000      41,573          (c)         20,000           181,109      8,559
CEO-LA-Entergy Gulf States 1999    215,000    344,934      29,662    $84,188(c)(d)      7,500                 -      7,747

Joseph F. Domino           2001   $245,384   $292,583     $48,254          (c)         14,800 shares   $      -     $7,150
CEO-TX-Entergy Gulf States 2000    235,358    180,732      51,399          (c)         20,000           142,314      7,084
                           1999    223,569    200,210       7,072          (c)         13,487                 -      6,838

Donald C. Hintz            2001   $599,423   $779,000    $198,321          (c)        160,000 shares   $      -    $21,605
                           2000    570,096    743,000     104,399          (c)        175,000         1,181,837     26,516
                           1999    535,713    495,000      76,188          (c)        272,000                 -     22,156

Jerry D. Jackson           2001   $475,345   $576,382     $19,646          (c)         80,000 shares   $      -    $17,378
                           2000    458,223    554,214      58,758          (c)         58,500         1,181,575     15,162
                           1999    442,809    403,554      39,670          (c)         94,000                 -     15,497

J. Wayne Leonard           2001   $897,500 $1,684,800      $3,709    $7,400,000(c)(d) 330,600 shares  $       -    $     -
                           2000    836,538  1,190,000      11,646          (c)        330,600         2,410,413          -
                           1999    771,938    840,000       2,570          (c)        255,000                 -          -

Hugh T. McDonald           2001   $231,335   $333,078    $118,502          (c)         14,800 shares  $       -    $18,664
CEO-Entergy Arkansas       2000    209,400    165,000      53,808          (c)         34,600           172,773     54,878
                           1999    181,704    176,267         438          (c)         14,700                 -      5,429

Daniel F. Packer           2001   $228,209   $262,881     $15,410          (c)         14,800 shares  $       -     $7,055
CEO-Entergy New Orleans    2000    219,432    167,382      16,433          (c)         20,000           196,929      6,658
                           1999    211,055    127,920      10,517          (c)         16,750                 -      6,583

Carolyn C. Shanks          2001   $241,085   $287,672     $17,140          (c)         14,800 shares  $       -     $7,206
CEO-Entergy Mississippi    2000    231,193    182,530       2,594          (c)         20,000           104,241      4,858
                           1999    208,931    133,950       2,549          (c)         11,050                 -      4,800

C. John Wilder             2001   $493,128   $600,000    $158,059          (c)         87,700 shares  $       -    $16,284
                           2000    468,392    619,370     148,540          (c)         87,700           953,006     13,919
                           1999    445,191    406,693     119,878          (c)         52,500                 -     20,035

Jerry W. Yelverton         2001   $443,269   $540,000    $145,389          (c)         65,000 shares  $       -    $14,697
CEO-System Energy          2000    408,846    510,000       4,197     $201,875(c)(d)   58,900           503,482     12,732
                           1999    363,997    328,500       8,036          (c)         49,400                 -     11,286

(a) Amounts include the value of restricted shares that vested in 2000 (see note (c) below) under Entergy's Equity Ownership Plan.

(b)  Includes the following:

     (1)  2001 benefit accruals under the Defined Contribution Restoration
          Plan as follows: Ms. Conley $3,392; Mr. Domino $1,600; Mr. Hintz $14,415; Mr. Jackson $11,272; Mr. McDonald $1,666; Mr. Packer $1,473;
          Ms. Shanks $2,003; Mr. Wilder $8,367; and Mr. Yelverton $8,732.

     (2) 2001 employer contributions to the System Savings Plan as follows: Ms. Conley $6,269; Mr. Domino $5,550; Mr. Hintz $6,681; Mr. Jackson $6,106; Mr. McDonald $5,527; Mr. Packer $5,582; Ms. Shanks $5,203; Mr. Wilder $7,917; and Mr. Yelverton $5,965.

     (3) 2001 reimbursements for moving expenses as follows: Ms. Conley $1,081; Mr. Hintz $509; and Mr. McDonald $11,471.

(c)  Restricted   unit  awards  (equivalent  to  shares   of   Entergy
     Corporation common stock) in 2001 are reported under the "Long-Term Incentive Plan Awards" table, and reference is made to this table for information on the aggregate number of restricted units awarded during 2001 and the vesting schedule for such units. At December 31, 2001, the number and value of the aggregate restricted unit holdings were as follows: Ms. Conley 15,200 units, $594,472; Mr. Domino 6,200 units, $242,482; Mr. Hintz 57,000 units, $2,229,270; Mr. Jackson 25,400 units, $993,394; Mr. Leonard 246,000 units, $9,621,060; Mr. McDonald
     6,800 units, $265,948; Mr. Packer 6,200 units, $242,482; Ms. Shanks
     6,200 units, $242,482; Mr. Wilder 25,400 units, $993,394; and Mr.
     Yelverton 32,400 units, $1,267,164. Accumulated dividends are paid on restricted units when vested. The value of restricted unit holdings as of December 31, 2001 is determined by multiplying the total number of units held by the closing market price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on December 31, 2001 ($39.11 per share). The value of stock for which restrictions were lifted in 2000, and the applicable portion of accumulated cash dividends, are reported in the LTIP payouts column in the above table.

(d) Restricted units were granted to the following individuals in addition to those granted under the Long Term Incentive Plan. Ms. Conley was granted 3,000 units in 1999. The units will vest incrementally over a three-year period that began in 2000, based on continued service with Entergy Corporation. Accumulated dividends will be paid. In January 2001, Mr. Leonard was granted 200,000 restricted units. 50,000 of the restricted stock units will vest on each of December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004, based on continued service with Entergy Corporation. Accumulated dividends will not be paid on Mr. Leonard's restricted units when vested. Mr. Yelverton was granted 10,000 units in 2000. Restrictions will be lifted on 3,000 units in 2001 and 2002, and the remaining 4,000 units in 2003. Accumulated dividends will not be paid. The value these individuals may realize is dependent upon both the number of units that vest and the future market price of Entergy Corporation common stock.


                         Option Grants in 2001

      The following table summarizes option grants during 2001 to the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options were granted to such officer.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

                                     Individual Grants                   Potential Realizable
                                % of Total                                      Value
                   Number of     Options                                   at Assumed Annual
                   Securities   Granted to     Exercise                      Rates of Stock
                   Underlying   Employees        Price                     Price Appreciation
                    Options         in           (per        Expiration   for Option Term(b)
       Name        Granted (a)     2001        share) (a)        Date      5%            10%
E. Renae Conley      34,600         0.4%       $  37.00        1/25/11   $ 805,111  $2,040,309
Joseph F. Domino     14,800         0.2%          37.00        1/25/11     344,383     872,733
Donald C. Hintz     160,000         1.9%          37.00        1/25/11   3,723,056   9,434,955
Jerry D. Jackson     80,000         0.9%          37.00        1/25/11   1,861,528   4,717,478
J. Wayne Leonard    330,600         3.8%          37.00        1/25/11   7,692,765  19,494,977
Hugh T. McDonald     14,800         0.2%          37.00        1/25/11     344,383     872,733
Daniel F. Packer     14,800         0.2%          37.00        1/25/11     344,383     872,733
Carolyn C. Shanks    14,800         0.2%          37.00        1/25/11     344,383     872,733
C. John Wilder       87,700         1.0%          37.00        1/25/11   2,040,700   5,171,535
Jerry W. Yelverton   65,000         0.8%          37.00        1/25/11   1,512,492   3,832,951

(a) Options were granted on January 25, 2001, pursuant to the Equity Ownership Plan. All options granted on this date have an exercise price equal to the closing price of Entergy Corporation common stock
     on   the  New  York  Stock  Exchange  Composite  Transactions  on
     January 25, 2001. These options will vest in equal increments, annually, over a three-year period beginning in 2002.

 (b) Calculation based on the market price of the underlying securities assuming the market price increases over a ten-year option period and assuming annual compounding. The column presents estimates of potential values based on simple mathematical assumptions. The actual value, if any, a Named Executive Officer may realize is dependent upon the market price on the date of option exercise.

   Aggregated Option Exercises in 2001 and December 31, 2001 Option
                                Values

      The  following  table summarizes the number  and  value  of  all unexercised options held by the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options are held by such officer.

                                                  Number of Securities          Value of Unexercised
                                              Underlying Unexercised Options    In-the-Money Options
               Shares Acquired       Value        as of December 31, 2001    as of December 31, 2001(b)
     Name        on Exercise      Realized (a)  Exercisable   Unexercisable  Exercisable  Unexercisable
E. Renae Conley          -            $    -       11,666         50,434       $162,627     $315,436
Joseph F. Domino         -                 -       17,156         32,631        213,265      287,288
Donald C. Hintz      2,500            22,916      238,833        420,667      2,778,663    3,477,946
Jerry D. Jackson         -                 -       60,833        150,334        633,897    1,084,501
J. Wayne Leonard         -                 -      280,200        636,000      3,334,647    5,027,873
Hugh T. McDonald    18,199           293,945        3,133         42,768         28,738      455,918
Daniel F. Packer         -                 -       17,832         33,718        209,809      297,258
Carolyn C. Shanks   10,349           185,632            -         31,818              -      279,831
C. John Wilder           -                 -       64,233        163,667        791,892    1,287,469
Jerry W. Yelverton  60,816           893,685            -        120,734              -      920,785

(a) Based on the difference between the closing price of Entergy Corporation's common stock on the New York Stock Exchange Composite Transactions on the exercise date and the option exercise price.

(b) Based on the difference between the closing price of Entergy Corporation's common stock on the New York Stock Exchange Composite Transactions on December 31, 2001, and the option exercise price.

                Long-Term Incentive Plan Awards in 2001

  The following Table summarizes the awards of restricted units
(equivalent to shares of Entergy Corporation common stock) granted under the Equity Ownership Plan in 2000 to the Named Executive
Officers.

                                                     Estimated Future Payouts Under
                                                     Non-Stock Price-Based Plans (#
                                                            of units) (a) (b)
                  Number of  Performance Period Until
       Name         Units    Maturation or Payout    Threshold   Target     Maximum
E. Renae Conley      7,500        1/1/01-12/31/03       2,500      5,000      7,500
Joseph F. Domino     3,100        1/1/01-12/31/03       1,100      2,100      3,100
Donald C. Hintz     28,500        1/1/01-12/31/03       9,500     19,000     28,500
Jerry D. Jackson    12,700        1/1/01-12/31/03       4,300      8,500     12,700
J. Wayne Leonard    48,000        1/1/01-12/31/03      16,000     32,000     48,000
Hugh T. McDonald     3,100        1/1/01-12/31/03       1,100      2,100      3,100
Daniel F. Packer     3,100        1/1/01-12/31/03       1,100      2,100      3,100
Carolyn C. Shanks    3,100        1/1/01-12/31/03       1,100      2,100      3,100
C. John Wilder      12,700        1/1/01-12/31/03       4,300      8,500     12,700
Jerry W. Yelverton  12,700        1/1/01-12/31/03       4,300      8,500     12,700


(a) Restricted units awarded will vest at the end of a three-year period, subject to the attainment of approved performance goals for Entergy. Restrictions are lifted based upon the achievement of the cumulative result of these goals for the performance period. The value any Named Executive Officer may realize is dependent upon both the number of units that vest and the future market price of Entergy Corporation common stock.

(b) The threshold, target, and maximum levels correspond to the achievement of 50%, 100%, and 150%, respectively, of Equity
    Ownership Plan goals. Achievement of a threshold, target, or maximum level would result in the award of the number of units indicated in the respective column. Achievement of a level between these three specified levels would result in the award of a number of units calculated by means of interpolation.

                          Pension Plan Tables

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

                     Retirement Income Plan Table

     Annual
     Covered                        Years of Service
  Compensation       15         20        25       30         35
    $100,000      $22,500    $30,000   $37,500   $45,000   $52,500
     200,000       45,000     60,000    75,000    90,000   105,000
     300,000       67,500     90,000   112,500   135,000   157,500
     400,000       90,000    120,000   150,000   180,000   210,000
     500,000      112,500    150,000   187,500   225,000   262,500
     650,000      146,250    195,000   243,750   292,500   341,250
     950,000      213,750    285,000   356,250   427,500   498,750

      All of the Named Executive Officers participate in a Retirement Income Plan, a defined benefit plan, that provides a benefit for employees at retirement from Entergy based upon (1) generally all years of service beginning at age 21 through termination, with a forty-year maximum, multiplied by (2) 1.5%, multiplied by (3) the final average compensation. Final average compensation is based on the highest consecutive 60 months of covered compensation in the last 120 months of service. The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. Other actuarially equivalent options are available to each retiree. Retirement benefits are not subject to any deduction for Social Security or other offset amounts. The amount of the Named Executive Officers' annual compensation covered by the plan as of December 31, 2001, is represented by the salary column in the Summary Compensation Table above.

      The credited years of service under the Retirement Income Plan, as of December 31, 2001, for the following Named Executive Officers is as follows: Mr. Domino 31; Mr. Jackson 22; Mr. Leonard 3; Mr. McDonald 19; Mr. Packer 19; Ms. Shanks 18; and Mr. Yelverton 22. The credited years of service under the Retirement Income Plan, as of December 31, 2001 for the following Named Executive Officers, as a result of entering into supplemental retirement agreements, is as follows: Ms. Conley 19; Mr. Hintz 30; and Mr. Wilder 18.

      The maximum benefit under the Retirement Income Plan is limited by Sections 401 and 415 of the Internal Revenue Code of 1986, as amended; however, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy have elected to participate in the Pension Equalization Plan sponsored by Entergy Corporation. Under this plan, certain executives, including the Named Executive Officers, would receive an additional amount equal to the benefit that would have been payable under the Retirement Income Plan, except for the Sections 401 and 415 limitations discussed above.

      In  addition  to  the  Retirement Income Plan  discussed  above,
Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy participate in the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries and the Post-Retirement Plan of Entergy Corporation and Subsidiaries. Participation is limited to one of these two plans and is at the invitation of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The participant may receive from the appropriate Entergy company a monthly benefit payment not in excess of .025 (under the Supplemental Retirement Plan) or .0333 (under the Post-Retirement
Plan) times the participant's average basic annual salary (as defined in the plans) for a maximum of 120 months. Mr. Hintz, Mr. Packer and Mr. Yelverton have entered into a Supplemental Retirement Plan participation contract, and Mr. Jackson has entered into a Post-Retirement Plan participation contract. Current estimates indicate that the annual payments to each Named Executive Officer under the above plans would be less than the payments to that officer under the System Executive Retirement Plan discussed below.

              System Executive Retirement Plan Table (1)

    Annual
    Covered                     Years of Service
  Compensation   10              15        20         25           30+
  $ 200,000     $60,000      $90,000     $100,000    $110,000     $120,000
    300,000      90,000      135,000      150,000     165,000      180,000
    400,000     120,000      180,000      200,000     220,000      240,000
    500,000     150,000      225,000      250,000     275,000      300,000
    600,000     180,000      270,000      300,000     330,000      360,000
    700,000     210,000      315,000      350,000     385,000      420,000
  1,000,000     300,000      450,000      500,000     550,000      600,000

(1) Covered  pay  includes the average of the highest  three  years  of annual base pay and incentive awards earned by the executive during the ten years immediately preceding his retirement. Benefits shown are based on a target replacement ratio of 50% based on the years of service and covered compensation shown. The benefits for 10, 15, and 20 or more years of service at the 45% and 55% replacement levels would decrease (in the case of 45%) or increase (in the case of 55%) by the following percentages: 3.0%, 4.5%, and 5.0%, respectively.

      In 1993, Entergy Corporation adopted the System Executive Retirement Plan (SERP). This plan was amended in 1998. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are participating employers in the SERP. The SERP is an unfunded defined benefit plan offered at retirement to certain senior executives, which would currently include all the Named Executive Officers. Participating executives choose, at retirement, between the retirement benefits paid under provisions of the SERP or those payable under the Supplemental Retirement Plan or the Post-Retirement Plan discussed above. The plan was amended in 1998 to provide that covered pay is the average of the highest three years annual base pay and incentive awards earned by the executive during the ten years immediately preceding his retirement. Benefits paid under the SERP are calculated by multiplying the covered pay times target pay replacement ratios (45%, 50%, or 55%, dependent on job rating at retirement) that are attained, according to plan design, at 20 years of credited service. The target ratios are increased by 1% for each year of service over 20 years, up to a maximum of 30 years of service. In accordance with the SERP formula, the target ratios are reduced for each year of service below 20 years. The credited years of service under this plan are identical to the years of service for Named Executive Officers (other than Ms. Conley, Mr. Jackson, Mr. Wilder and Mr. Yelverton) disclosed above in the section entitled "Pension Plan Tables-Retirement Income Plan Table". Ms. Conley, Mr. Jackson, Mr. Wilder, and Mr. Yelverton have 2 years, 28 years, 3 years, and 32 years, respectively, of credited service under this plan.

      The amended plan provides that a single employee receives a lifetime annuity and a married employee receives the reduced benefit with a 50% surviving spouse annuity. Other actuarially equivalent options are available to each retiree. SERP benefits are offset by any and all defined benefit plan payments from Entergy. SERP benefits are not subject to Social Security offsets.

      Eligibility for and receipt of benefits under any of the executive plans described above are contingent upon several factors. The participant must agree, without the specific consent of the Entergy company for which such participant was last employed, not to take employment after retirement with any entity that is in competition with, or similar in nature to, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy or any affiliate thereof. Eligibility for benefits is forfeitable for various reasons, including violation of an agreement with Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, certain resignations of employment, or certain terminations of employment without Company permission.

      In addition to the Retirement Income Plan discussed above, Entergy Gulf States provides, among other benefits to officers, an Executive Income Security Plan for key managerial personnel. The plan provides participants with certain retirement, disability, termination, and survivors' benefits. To the extent that such benefits are not funded by the employee benefit plans of Entergy Gulf States or by vested benefits payable by the participants' former employers, Entergy Gulf States is obligated to make supplemental payments to participants or their survivors. The plan provides that upon the death or disability of a participant during his employment, he or his designated survivors will receive (i) during the first year following his death or disability an amount not to exceed his annual base salary, and (ii) thereafter for a number of years until the participant attains or would have attained age 65, but not less than nine years, an amount equal to one-half of the participant's annual base salary. The plan also provides supplemental retirement benefits for life for participants retiring after reaching age 65 equal to one-half of the participant's average final compensation rate, with one-half of such benefit upon the death of the participant being payable to a surviving spouse for life.

     Entergy Gulf States amended and restated the plan effective March 1, 1991, to provide such benefits for life upon termination of employment of a participating officer or key managerial employee without cause (as defined in the plan) or if the participant separates from employment for good reason (as defined in the plan), with 1/2 of such benefits to be payable to a surviving spouse for life. Further, the plan was amended to provide medical benefits for a participant and his family when the participant separates from service. These medical benefits generally continue until the participant is eligible to receive medical benefits from a subsequent employer; but in the case of a participant who is over 50 at the time of separation and was participating in the plan on March 1, 1991, medical benefits continue for life. By virtue of the 1991 amendment and restatement, benefits for a participant under such plan cannot be modified once he becomes eligible to participate in the plan. Mr. Domino is a participant in this plan.

                       Compensation of Directors

      For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Director Compensation", which information is incorporated herein by reference. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy currently have no non-employee directors, and none of the current directors of these companies are compensated for their responsibilities as director.

      Retired non-employee directors of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans with a minimum of five years of service on the respective Boards of Directors are paid $200 a month for a term of years corresponding to the number of years of active service as directors. Retired non-employee directors with over ten years of service receive a lifetime benefit of $200 a month. Years of service as an advisory director are included in calculating this benefit. System Energy has no retired non-employee directors.

     Retired non-employee directors of Entergy Gulf States receive retirement benefits under a plan in which all directors who served continuously for a period of years will receive a percentage of their retainer fee in effect at the time of their retirement for life. The retirement benefit is 30 percent of the retainer fee for service of not less than five nor more than nine years, 40 percent for service of not less than ten nor more than fourteen years, and 50 percent for fifteen or more years of service. For those directors who retired prior to the retirement age, their benefits are reduced. The plan also provides disability retirement and optional hospital and medical coverage if the director has served at least five years prior to the disability. The retired director pays one-third of the premium for such optional hospital and medical coverage and Entergy Gulf States pays the remaining two-thirds. Years of service as an advisory director are included in calculating this benefit.

  Executive Retention and Employment Agreements and Change-in-Control
                             Arrangements

Entergy Gulf States

      As a result of the merger between Entergy and Entergy Gulf States, Entergy Gulf States is obligated to pay benefits under the Executive Income Security Plan to those persons who were participants at the time of the merger and who later terminated their employment under circumstances described in the plan. For additional description of the benefits under the Executive Income Security Plan, see the "Pension Plan Tables-System Executive Retirement Plan Table" section noted above.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

     Upon completion of a transaction resulting in a change-in-control of Entergy (a "Merger"), benefits already accrued under Entergy's System Executive Retirement Plan, Post-Retirement Plan, Supplemental Retirement Plan and Pension Equalization Plan will become fully vested if the participant is involuntarily terminated without "cause" or terminates employment for "good reason" (as such terms are defined in such plans).

Retention Agreement with Mr. Leonard - The retention agreement with Mr. Leonard provides that upon a termination of employment while a Merger is pending (a) by Entergy without "cause" or by Mr. Leonard for "good reason", as such terms are defined in the agreement, other than a termination of employment described in the next paragraph, or
(b) by reason of Mr. Leonard's death or disability:

  o Entergy will pay to him a lump sum cash severance payment equal to three times (in limited circumstances, five times) the sum of Mr. Leonard's base salary and target annual incentive award;

  o Entergy will pay to him a pro rata annual incentive award, based on an assumed maximum annual achievement of applicable performance goals;

  o his supplemental retirement benefit will fully vest, will be determined as if he had remained employed with Entergy until the attainment of age 55, and will commence upon his attainment of age 55;

  o he will be entitled to immediate payment of performance awards, based upon an assumed target achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term; and

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur.

     If Mr. Leonard's employment is terminated by Entergy for "cause" at any time, or by Mr. Leonard without "good reason" and without Entergy's permission prior to his attainment of age 55, Mr. Leonard will forfeit his supplemental retirement benefit. If Mr. Leonard's employment is terminated by Mr. Leonard without "good reason" with Entergy's permission prior to his attainment of age 55, Mr. Leonard will be entitled to a supplemental retirement benefit, reduced by 6.5% for each year that the termination date precedes his attainment of age 55, payable commencing upon Mr. Leonard's attainment of age
62. If Mr. Leonard's employment is terminated by Mr. Leonard without "good reason" following his attainment of age 55, Mr. Leonard will be entitled to his full supplemental retirement benefit. The amounts payable under the agreement will be funded in a rabbi trust.

Retention agreement with Mr. Hintz - The retention agreement with Mr. Hintz provides that Mr. Hintz will be paid an initial retention payment of approximately $2.8 million on the date on which a Merger is completed and an additional retention payment of approximately $2.3 million on the second anniversary of the completion of a Merger if he remains employed on each of those dates. The agreement also provides that upon termination of employment while a Merger is pending and for two years after completion (a) by Mr. Hintz for "good reason" or by Entergy without "cause", as such terms are defined in the agreement or (b) by reason of Mr. Hintz's death or disability:

  o Entergy will pay to him a lump sum cash severance payment equal to $2.8 million if such termination occurs prior to completion of a Merger or equal to $2.3 million if such termination occurs following completion of a Merger;

  o Entergy will pay to him a pro rata annual incentive award, based on an assumed maximum achievement of applicable performance goals, if such termination occurs following completion of a Merger;

  o he will be entitled to immediate payment of performance awards based upon an assumed target achievement of applicable performance goals, if such termination occurs prior to completion of a Merger, or based upon an assumed maximum achievement of applicable performance goals, if such termination occurs following completion of a Merger;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term;

  o he will be entitled to receive a supplemental retirement benefit that, when combined with Mr. Hintz's SERP benefit, equals the benefit he would have earned under the terms of the SERP as in effect immediately prior to March 25, 1998; and

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur.

Retention Agreement with Mr. Jackson - The retention agreement with Mr. Jackson provides that upon retirement in accordance with the agreement, Mr. Jackson: (a) will be entitled to a subsidized retirement benefit equal to the applicable nonqualified retirement benefit payable to Mr. Jackson without reduction for early retirement ("Subsidized Retirement Benefit"); and (b) may enter into a consulting arrangement with Entergy through March 31, 2005, under terms and conditions set forth in the agreement.

     Pursuant to the agreement, should Mr. Jackson experience a Qualifying Event (as defined in the agreement) after the Successor Placement Date (as defined in the agreement) but before March 31, 2003, he shall not be entitled to benefits under the System Executive Continuity Plan but shall instead be entitled to the following:

  o a lump sum amount equal to any unpaid base salary that would otherwise have been paid through March 31, 2003;

  o  the Subsidized Retirement Benefit; and

  o all other benefits to which he may be entitled under the terms and conditions of those Entergy plans and programs in which he participates in accordance with the agreement.

     Additionally, Mr. Jackson is entitled to certain benefits, as described in the agreement, in the event of a change in control (as defined in the System Executive Continuity Plan) after which Entergy or its successor company fails to honor Mr. Mr. Jackson's consulting arrangement.

Retention Agreement with Mr. Wilder - The retention agreement with Mr. Wilder provides the following: if Mr. Wilder terminates his employment for any reason following shareholder approval of the merger with FPL Group, or, alternatively, following shareholder approval of any other Merger, but prior to completion of a Merger, Entergy will pay to him a lump sum cash severance payment equal to three times the sum of his base salary and target annual incentive award and a "gross-up" payment in respect of any excise taxes he might incur.

     The agreement also provides that, as a substitute for the above entitlement, upon termination of employment (a) by Mr. Wilder for "good reason" or by Entergy without "cause", as such terms are defined in the agreement, in each case prior to the termination of a Merger or prior to the second anniversary of the completion of a Merger, (b) by reason of Mr. Wilder's death or disability while a Merger is pending and for two years after completion of a Merger or
(c) for any reason following the second anniversary of a Merger:

  o Mr. Wilder will be entitled to a lump sum cash severance payment equal to four times (in limited circumstances, three times) the sum of the his base salary and maximum annual incentive award;

  o Mr. Wilder will be entitled to a pro rata annual incentive award, based on an assumed maximum achievement of applicable performance goals;

  o except in the case of a termination by reason of death or disability, he will continue to be employed as a Special Project Coordinator at an annual base salary of $200,000, and will continue to participate in all of Entergy's benefit plans, until the earliest of
     (a) his attainment of age 55 (at which time he will be deemed eligible to retire under Entergy's plans then in effect), (b) his employment with a company listed in the Fortune Global 500 Index or (c) his employment with any company that has a conflict of interest policy that would prohibit his continued employment with Entergy;

  o Entergy will credit him with 15 additional years of service under Entergy's supplemental retirement plan and he may elect to receive either (a) approximately $1.9 million in a cash lump sum in full settlement of all nonqualified retirement benefits or (b) the benefit that he would have earned under the terms of the SERP applicable to individuals who became participants on or after March 25, 1998 (which amount he may elect to receive upon completion of a Merger);

  o he will be entitled to immediate vesting of performance awards, based upon an assumed maximum achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term; and

  o he will be entitled to a "gross-up" payment in respect of any excise taxes he might incur.

     If Mr. Wilder terminates employment without good reason and other than on account of death or disability, on or after the completion of a Merger and before the second anniversary of the completion of a Merger:

  o Mr. Wilder is entitled to a lump sum cash severance payment equal to three times the sum of his base salary and target annual incentive award;

  o Mr. Wilder is entitled to a pro rata annual incentive award, based on an assumed maximum achievement of applicable performance goals;

  o he will continue to be employed as a Special Project Coordinator at an annual base salary of $200,000, and will continue to participate in all of Entergy's benefit plans, until the earliest of (a) his attainment of age 55 (at which time he will be deemed eligible to retire under Entergy's plans then in effect), (b) his employment with a company listed in the Fortune Global 500 Index or (c) his employment with any company that has a conflict of interest policy that would prohibit his continued employment with Entergy;

  o Entergy will credit him with 15 additional years of service under Entergy's supplemental retirement plan and he may elect either (a) approximately $1.9 million in a cash lump sum in full settlement of all nonqualified retirement benefits or (b) the benefit that he would have earned under the terms of the SERP applicable to individuals who became participants on or after March 25, 1998 (which amount he may elect to receive upon completion of a Merger);

  o he will be entitled to immediate vesting of performance awards, based upon an assumed target achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term; and

  o he will be entitled to a "gross-up" payment in respect of any excise taxes he might incur.

Retention Agreement with Mr. Yelverton - The retention agreement with Mr. Yelverton provides that he will be paid cash retention payments of $680,000 on each of the first three anniversaries of the completion of a Merger if he remains employed on each of those dates. The agreement also provides that upon termination of employment while a Merger is pending and for three years after completion (a) by Mr. Yelverton for "good reason" or by Entergy without "cause", as such terms are defined in the agreement or (b) by reason of Mr. Yelverton's death or disability:

  o Entergy will pay him a lump sum cash severance payment equal to the remaining unpaid portion of the cash retention payments;

  o he will be entitled to immediate payment of performance awards, based upon an assumed target achievement of applicable performance goals;

  o all of his stock options will become fully vested and will remain outstanding for their full ten-year term; and

  o Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur.

System Executive Continuity Plan - Ms. Conley, Mr. Domino, Mr. McDonald, Mr. Packer and Ms. Shanks are participants in Entergy's System Executive Continuity Plan, which provides severance pay and benefits under specified circumstances following a change in control. In the event a participant's employment is involuntarily terminated without cause or if a participant terminates for good reason during the change in control period, the participant will be entitled to:

  o a cash severance payment equal to 1-3 times (depending on the participant's System Management Level) base annual salary and target award payable over a continuation period of 1-3 years (depending on the participant's System Management Level);

  o continued medical and dental insurance coverage for the continuation period (subject to offset for any similar coverage provided by the participant's new employer);

  o immediate vesting of performance awards, based upon an assumed achievement of applicable performance targets; and

  o payment of a "gross-up" payment in respect of any excise taxes the participant might incur.

     Participants in the Continuity Plan are subject to post-employment restrictive covenants, including noncompetition provisions, which run for two years for executive officers, but extend to three years if permissible under applicable law.

       Personnel Committee Interlocks and Insider Participation

      The compensation of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy executive officers was set by the Personnel Committee of Entergy Corporation's Board of Directors, composed solely of Directors of Entergy Corporation.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's outstanding common stock is included under the heading "Stockholders Who Own at Least Five Percent" in the Proxy Statement, which information is incorporated herein by reference. The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

      As of December 31, 2001, the directors, the Named Executive Officers, and the directors and officers as a group for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, respectively, beneficially owned directly or indirectly common stock of Entergy Corporation as indicated:

                            Entergy Corporation       Entergy Corporation
                                Common Stock        Stock Equivalent Units (e)
                            Amount and Nature of
                           Beneficial Ownership(a)
                          Sole Voting
                             and              Other
                          Investment      Beneficial
            Name             Power        Ownership(d)

Entergy Corporation
Maureen S. Bateman*            900                -            800
W. Frank Blount*             7,434                -          8,000
George W. Davis*             2,100                -          2,400
Simon D. deBree*               140                -              -
Claiborne P. Deming*           (c)                -              -
Norman C. Francis*           3,100                -          5,600
Frank F. Gallaher**          8,091           54,667         47,041
Donald C. Hintz**            3,715          414,499         26,861
Jerry D. Jackson**          23,447          138,333         25,721
J. Wayne Leonard***         13,065          585,600              -
Robert v.d. Luft*           22,672          214,166          7,200
Kathleen A. Murphy*          1,900 (b)            -            800
Paul W. Murrill*             2,722                -          8,000
James R. Nichols*            9,757                -          8,000
William A. Percy, II*        1,150                -            800
Dennis H. Reilley*             600                -          1,600
Wm. Clifford Smith*         10,400                -          8,000
Bismark A. Steinhagen*      10,247                -          8,000
C. John Wilder**             9,234          140,199         53,693
All directors and executive
  officers                 153,136        1,776,548        265,462

                            Entergy Corporation       Entergy Corporation
                                Common Stock        Stock Equivalent Units (e)
                            Amount and Nature of
                           Beneficial Ownership(a)
                          Sole Voting
                             and              Other
                          Investment      Beneficial
            Name             Power        Ownership(d)

Entergy Arkansas
Donald C Hintz***            3,715          414,499          26,861
Jerry D. Jackson**          23,447          138,333          25,721
J. Wayne Leonard**          13,065          585,600               -
Hugh T. McDonald***          3,728           21,166             877
Richard J. Smith*              307           66,665             229
C. John Wilder***            9,234          140,199          53,693
All directors and executive
  officers                  84,065        1,587,548         207,142


Entergy Gulf States
E. Renae Conley***           1,148           29,866          10,299
Joseph F. Domino***         10,142           33,253           6,043
Donald C. Hintz***           3,715          414,499          26,861
Jerry D. Jackson**          23,447          138,333          25,721
J. Wayne Leonard**          13,065          585,600               -
Richard J. Smith*              307           66,665             229
C. John Wilder***            9,234          140,199          53,693
All directors and executive
  officers                 112,560        1,698,119         231,160


Entergy Louisiana
E. Renae Conley***           1,148           29,866          10,299
Donald C. Hintz***           3,715          414,499          26,861
Jerry D. Jackson**          23,447          138,333          25,721
J. Wayne Leonard**          13,065          585,600               -
Richard J. Smith*              307           66,665             229
C. John Wilder***            9,234          140,199          53,693
All directors and executive
  officers                 102,296        1,658,733         224,852


Entergy Mississippi
Donald C. Hintz***           3,715          414,499          26,861
Jerry D. Jackson**          23,447          138,333          25,721
J. Wayne Leonard**          13,065          585,600               -
Carolyn C. Shanks***         3,960           15,284           1,556
Richard J. Smith*              307           66,665             229
C. John Wilder***            9,234          140,199          53,693
All directors and executive
  officers                  89,380        1,587,566         210,308

                            Entergy Corporation       Entergy Corporation
                                Common Stock        Stock Equivalent Units (e)
                            Amount and Nature of
                           Beneficial Ownership(a)
                          Sole Voting
                             and              Other
                          Investment      Beneficial
            Name             Power        Ownership(d)

Entergy New Orleans
Donald C. Hintz***           3,715          414,499         26,861
Jerry D. Jackson**          23,447          138,333         25,721
J. Wayne Leonard**          13,065          585,600              -
Daniel F. Packer***          3,423           35,016          3,007
Richard J. Smith*              307           66,665            229
C. John Wilder***            9,234          140,199         53,693
All directors and executive
  officers                  86,428        1,610,289        209,269

System Energy
Donald C. Hintz***           3,715          414,499         26,861
Jerry D. Jackson**          23,447          138,333         25,721
J. Wayne Leonard**          13,065          585,600              -
C. John Wilder***            9,234          140,199         53,693
Jerry W. Yelverton***        8,779           57,766            987
All directors and executive
  officers                  75,073        1,435,639        136,299

    * Director of the respective Company
   ** Named Executive Officer of the respective Company
  *** Director and Named Executive Officer of the respective Company

(a) Based on information furnished by the respective individuals. Except as noted, each individual has sole voting and investment power. The number of shares of Entergy Corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(b) Includes 1,000 shares for Ms. Murphy in which she has joint ownership.

(c) Mr. Deming was elected to the Board on January 25, 2002 and now owns 50 shares.

(d) Other Beneficial Ownership includes, for the Named Executive Officers, shares of Entergy Corporation common stock that may be acquired within 60 days after December 31, 2001, in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan.

(e) Represents the balances of stock equivalent units each executive holds under the Executive Annual Incentive Plan Deferral Program and the Defined Contribution Restoration Plan. These units will be paid out in a combination of Entergy Corporation Common Stock and cash based on the value of Entergy Corporation Common Stock on the date of payout. The deferral period is determined by the individual and is at least two years from the award of the bonus up until retirement for the Executive Annual Incentive Plan and at retirement for the Defined Contribution Restoration Plan. For Directors of Entergy Corporation
    the  units are part of the Service Award for Directors.   All  non-
    employee directors are credited with 800 units for each year of service on the Board up to a maximum of 10 years.


Item 13.  Certain Relationships and Related Transactions

      During 2001, T. Baker Smith & Son, Inc. performed land-surveying services for, and received payments of approximately $105,229 from Entergy companies. Mr. Wm. Clifford Smith, a director of Entergy Corporation, is President of T. Baker Smith & Son, Inc. Mr. Smith's children own 100% of the voting stock of T. Baker Smith & Son, Inc.

       See   Item  10,  "Directors  and  Executive  Officers  of   the
Registrants,"   for   information   on   certain   relationships   and
transactions required to be reported under this item.

      Other than as provided under applicable corporate laws, Entergy does not have policies whereby transactions involving executive officers and directors are approved by a majority of disinterested directors. However, pursuant to the Entergy Corporation Code of Conduct, transactions involving an Entergy company and its executive officers must have prior approval by the next higher reporting level of that individual, and transactions involving an Entergy company and its directors must be reported to the secretary of the appropriate Entergy company.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a)1. Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Index to Financial Statements (see pages 50 and 51)

(a)2. Financial Statement Schedules

      Reports   of  Independent  Accountants  on  Financial  Statement
      Schedules (see page 257)

      Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3. Exhibits

      Exhibits for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Exhibit Index (see page E-
      1). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

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

      Entergy Corporation and Entergy Arkansas

      A Current Report on Form 8-K, dated December 10, 2001, was filed with the SEC on December 10, 2001, reporting information under Item 5. "Other Information".

      Entergy Corporation

      A Current Report on Form 8-K, dated January 8, 2002, was filed with the SEC on January 8, 2002, reporting information under
      Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

      Entergy Corporation

      A Current Report on Form 8-K, dated January 31, 2002, was filed with the SEC on January 31, 2002, reporting information under
      Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

                          ENTERGY CORPORATION

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                                      ENTERGY CORPORATION



                                      By /s/ Nathan E. Langston
                                      Nathan E. Langston, Senior Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston   Senior Vice President and  March 14, 2002
                            Chief Accounting Officer
                         (Principal Accounting Officer)




     J. Wayne Leonard (Chief Executive Officer and Director; Principal Executive Officer); Robert v.d. Luft (Chairman of the Board and Director); C. John Wilder (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, W. Frank Blount, George W. Davis, Simon deBee, Norman C. Francis, Kathleen A. Murphy, Paul W. Murrill, James R. Nichols, William A. Percy, II, Dennis H. Reilley, Wm. Clifford Smith, and Bismark A. Steinhagen (Directors).



     By: /s/ Nathan E. Langston                   March 14, 2002
     (Nathan E. Langston, Attorney-in-fact)

                        ENTERGY ARKANSAS, INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      ENTERGY ARKANSAS, INC.



                                      By     /s/ Nathan E. Langston
                                      Nathan E. Langston, Senior Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston   Senior Vice President and  March 14, 2002
                            Chief Accounting Officer
                         (Principal Accounting Officer)




     Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial
     Officer);   Donald   C.  Hintz  and  Richard   J.   Smith
     (Directors).



     By: /s/ Nathan E. Langston                 March 14, 2002
     (Nathan E. Langston, Attorney-in-fact)

                       ENTERGY GULF STATES, INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                                      ENTERGY GULF STATES, INC.



                                      By       /s/ Nathan E. Langston
                                      Nathan E. Langston, Senior Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 2002



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston   Senior Vice President and  March 14, 2002
                           Chief Accounting Officer
                         (Principal Accounting Officer)




     Joseph F. Domino (Chairman of the Board, President, Chief Executive Officer-Texas, and Director; Principal Executive Officer); E. Renae Conley (President, Chief Executive Officer-Louisiana, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Donald C. Hintz and Richard J. Smith (Directors).



     By: /s/ Nathan E. Langston                    March 14, 2002
     (Nathan E. Langston, Attorney-in-fact)

                        ENTERGY LOUISIANA, INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      ENTERGY LOUISIANA, INC.



                                      By  /s/ Nathan E. Langston
                                      Nathan E. Langston, Senior Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston   Senior Vice President and  March 14, 2002
                           Chief Accounting Officer
                         (Principal Accounting Officer)




     E. Renae Conley (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial
     Officer);   Donald   C.  Hintz  and  Richard   J.   Smith
     (Directors).




    By: /s/ Nathan E. Langston                   March 14, 2002
     (Nathan E. Langston, Attorney-in-fact)

                       ENTERGY MISSISSIPPI, INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      ENTERGY MISSISSIPPI, INC.



                                      By       /s/ Nathan E. Langston
                                      Nathan E. Langston, Senior Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston   Senior Vice President and  March 14, 2002
                           Chief Accounting Officer
                         (Principal Accounting Officer)




     Carolyn C. Shanks (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Donald C. Hintz and Richard
     J. Smith (Directors).




     By: /s/ Nathan E. Langston                    March 14, 2002
     (Nathan E. Langston, Attorney-in-fact)

                       ENTERGY NEW ORLEANS, INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      ENTERGY NEW ORLEANS, INC.



                                      By       /s/ Nathan E. Langston
                                      Nathan E. Langston, Senior Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston   Senior Vice President and  March 14, 2002
                           Chief Accounting Officer
                         (Principal Accounting Officer)




     Daniel F. Packer (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial
     Officer);   Donald   C.  Hintz  and  Richard   J.   Smith
     (Directors).




     By: /s/ Nathan E. Langston                 March 14, 2002
     (Nathan E. Langston, Attorney-in-fact)

                     SYSTEM ENERGY RESOURCES, INC.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      SYSTEM ENERGY RESOURCES, INC.



                                      By  /s/ Nathan E. Langston
                                      Nathan E. Langston, Senior Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston   Senior Vice President and  March 14, 2002
                           Chief Accounting Officer
                         (Principal Accounting Officer)




     Jerry W. Yelverton (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Donald C. Hintz (Director).




     By: /s/ Nathan E. Langston                    March 14, 2002
     (Nathan E. Langston, Attorney-in-fact)

                                                     EXHIBIT 23(a)

                    INDEPENDENT AUDITORS' CONSENTS

We   consent  to  the  incorporation  by  reference  in  Post-Effective
Amendments  No. 3 and 5A on Form S-8 and their related prospectuses  to
Registration   Statement  No.  33-54298  on  Form   S-4,   Registration
Statements No. 333-02503 and 333-22007 of Entergy Corporation on Form S-3 and Registration Statements No. 333-75097, 333-55692, and 333-68950
of Entergy Corporation on Form S-8 of our report dated January 31, 2002, which report includes an explanatory paragraph regarding the Corporation's change in 2001 in the method of accounting for derivative instruments, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2001.

We consent to the incorporation by reference in Registration Statements No. 33-50289, 333-00103, 333-05045 and 333-39018 of Entergy Arkansas,
Inc. on Form S-3 of our report dated January 31, 2002, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2001.

We consent to the incorporation by reference in Registration Statements No. 33-49739, 33-51181 and 333-60957 of Entergy Gulf States, Inc. on Form S-3 and Registration Statement No. 333-17911 on Form S-2 of our report dated January 31, 2002, appearing in this Annual Report on Form 10-K of Entergy Gulf States, Inc. for the year ended December 31, 2001.

We consent to the incorporation by reference in Registration Statements No. 33-46085, 33-39221, 33-50937, 333-00105, 333-01329, 333-03567 and
333-93683 of Entergy Louisiana, Inc. on Form S-3 of our report dated January 31, 2002, appearing in this Annual Report on Form 10-K of Entergy Louisiana, Inc. for the year ended December 31, 2001.

We consent to the incorporation by reference in Registration Statements No. 33-53004, 33-55826, 33-50507, 333-64023 and 333-53554 of Entergy
Mississippi, Inc. on Form S-3 of our report dated January 31, 2002, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2001.

We consent to the incorporation by reference in Registration Statements No. 33-57926, 333-00255 and 333-95599 of Entergy New Orleans, Inc. on
Form S-3 of our report dated January 31, 2002, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2001.

We consent to the incorporation by reference in Registration Statements No. 33-47662, 33-61189, and 333-06717 of System Energy Resources, Inc. on Form S-3 of our report dated January 31, 2002, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2001.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 14, 2002

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Entergy Corporation:

We have audited the consolidated financial statements of Entergy Corporation and the financial statements of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc., as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our reports thereon dated January 31, 2002, our report on the consolidated financial statements of the Corporation includes an explanatory paragraph regarding the Corporation's change in 2001 in the method of accounting for derivative instruments; such financial statements and reports are included in your 2001 Annual Report to Shareholders and are included herein. Our audits also included the consolidated financial statement schedules of Entergy Corporation and financial statement schedules of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc, listed in Item 14. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 31, 2002

                INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule                                                               Page

 I        Financial Statements of Entergy Corporation:
            Statements of Income - For the Years Ended December 31,
               2001, 2000, and 1999                                    S-2
            Statements of Cash Flows - For the Years Ended
               December 31, 2001, 2000, and 1999                       S-3
            Balance Sheets, December 31, 2001 and 2000                 S-4
            Statements of Retained Earnings, Comprehensive Income,
               and Paid-In Capital for the Years Ended December 31,
               2001, 2000, and 1999                                    S-5
 II       Valuation and Qualifying Accounts
            2001, 2000 and 1999:
               Entergy Corporation and Subsidiaries                    S-6
               Entergy Arkansas, Inc.                                  S-7
               Entergy Gulf States, Inc.                               S-8
               Entergy Louisiana, Inc.                                 S-9
               Entergy Mississippi, Inc.                               S-10
               Entergy New Orleans, Inc.                               S-11



      Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

      Columns have been omitted from schedules filed because the information is not applicable.

                       ENTERGY CORPORATION

     SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                       STATEMENTS OF INCOME

                                        For the Years Ended December 31,
                                          2001       2000        1999
                                                 (In Thousands)

Income:
  Equity in income of subsidiaries       $801,155   $698,243  $651,977
  Interest on temporary investments        18,889     12,273     5,703
                                         --------   --------  --------
        Total                             820,044    710,516   657,680
                                         --------   --------  --------

Expenses and Other Deductions:
  Administrative and general expenses      45,525     25,146    85,815
  Income taxes (credit)                     9,787    (15,212)   12,524
  Taxes other than income                     825        661       739
  Interest                                 37,711     20,627     6,143
                                         --------   --------  --------
        Total                              93,848     31,222   105,221
                                         --------   --------  --------

Net Income                               $726,196   $679,294  $552,459
                                         ========   ========  ========

See Entergy Corporation and Subsidiaries Notes to Financial
Statements in Part II, Item 8.


                          ENTERGY CORPORATION

        SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                        STATEMENTS OF CASH FLOWS

                                                                 Year to Date December 31,
                                                                2001       2000       1999
                                                                      (In Thousands)
Operating Activities:
  Net income                                                  $726,196   $679,294   $552,459
  Noncash items included in net income:
    Equity in earnings of subsidiaries                        (801,155)  (698,243)  (651,977)
    Deferred income taxes                                       11,005     (9,014)   (15,237)
    Depreciation                                                 1,391        962      1,438
  Changes in working capital:
    Receivables                                                 (1,804)     2,013        198
    Payables                                                     1,140    (13,822)    17,256
    Other working capital accounts                             489,997     98,489    (83,711)
  Common stock dividends received from subsidiaries            440,300    314,300    532,300
  Other                                                        (19,418)   (11,694)    68,276
                                                              --------   --------   --------
             Net cash flow provided by operating activities    847,652    362,285    421,002
                                                              --------   --------   --------

Investing Activities:
  Investment in subsidiaries                                  (239,180)   194,665    237,121
  Capital expenditures                                            (103)      (360)      (604)
  Changes in other temporary investments                        (4,782)         -          -
  Other                                                            897     (1,000)     9,328
                                                              --------   --------   --------
    Net cash flow provided by (used in) investing activities  (243,168)   193,305    245,845
                                                              --------   --------   --------

Financing Activities:
  Changes in short-term borrowings                             (36,999)   267,000   (165,500)
  Advances to subsidiaries                                      27,067    (32,833)   (32,261)
  Common stock dividends paid                                 (269,122)  (271,019)  (291,483)
  Repurchase of common stock                                   (36,895)  (550,206)  (245,004)
  Notes receivable to/from associated companies               (368,992)         -          -
  Issuance of common stock                                      64,345     41,908     15,320
                                                              --------   --------   --------
    Net cash flow used in financing activities                (620,596)  (545,150)  (718,928)
                                                              --------   --------   --------

Net increase (decrease) in cash and cash equivalents           (16,112)    10,440    (52,081)

Cash and cash equivalents at beginning of period                26,933     16,493     68,574
                                                              --------   --------   --------

Cash and cash equivalents at end of period                     $10,821    $26,933    $16,493
                                                              ========   ========   ========
See Entergy Corporation and Subsidiaries Notes to Financial Statements
in Part II, Item 8.


                           ENTERGY CORPORATION

        SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                              BALANCE SHEETS

                                                                   December 31,
                                                                2001        2000
                        ASSETS                                    (In Thousands)
Current Assets:
  Cash and cash equivalents:
     Temporary cash investments - at cost,
        which approximates market                               $10,821     $26,933
                                                             ----------  ----------
          Total cash and cash equivalents                        10,821      26,933
  Other temporary investments                                     4,782           -
  Notes receivable - associated companies                       368,992           -
  Accounts receivable - associated companies                      4,915      20,932
  Other                                                           2,517       2,012
                                                             ----------  ----------
           Total                                                392,027      49,877
                                                             ----------  ----------

Investment in Wholly-owned Subsidiaries                       7,860,109   7,310,589

Deferred Debits and Other Assets                                 98,488     154,658
                                                             ----------  ----------

           Total                                             $8,350,624  $7,515,124
                                                             ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                                $350,001    $387,000
  Accounts payable:
    Associated companies                                         13,618       2,206
    Other                                                         5,105       3,964
  Taxes accrued                                                 215,368      13,123
  Other current liabilities                                       7,861      10,542
                                                             ----------  ----------
           Total                                                591,953     416,835
                                                             ----------  ----------

Deferred Credits and Noncurrent Liabilities                     302,651      93,588
                                                             ----------  ----------

Shareholders' Equity:
  Common stock, $.01 par value, authorized
   500,000,000 shares; issued 248,174,087 shares
    in 2001 and 248,094,614 shares in 2000                        2,482       2,481
  Paid-in capital                                             4,662,704   4,660,483
  Retained earnings                                           3,638,448   3,190,640
  Accumulated other comprehensive loss                          (88,794)    (73,998)
  Less cost of treasury stock (27,441,384 shares in
    2001 and 28,490,031 shares in 2000                          758,820     774,905
                                                             ----------  ----------
           Total common shareholders' equity                  7,456,020   7,004,701
                                                             ----------  ----------

           Total                                             $8,350,624  $7,515,124
                                                             ==========  ==========
See Entergy Corporation and Subsidiaries Notes to
Financial Statements in Part II, Item 8.

                            ENTERGY CORPORATION
  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND
                               PAID-IN CAPITAL

                                                              For the Years Ended December 31,
                                                  2001                     2000                    1999
                                                                       (In Thousands)
             RETAINED EARNINGS
Retained Earnings - Beginning of period          $3,190,639               $2,786,467              $2,526,888

     Add  - Earnings applicable to common stock     726,196    $726,196      679,294   $679,294      552,459    $552,459

     Deduct:
        Dividends declared on common stock          278,342                  275,929                 294,352
        Capital stock and other expenses                 45                     (807)                 (1,472)
                                                 ----------               ----------              ----------
              Total                                 278,387                  275,122                 292,880
                                                 ----------               ----------              ----------

Retained Earnings - End of period                $3,638,448               $3,190,639              $2,786,467
                                                 ==========               ==========              ==========




ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                (Net of tax):
Balance at beginning of period                     ($75,033)                ($73,805)               ($46,739)
Cumulative effect to January 1, 2001 of
 accounting change regarding fair value
 of derivative instruments                          (18,021)                       -                       -
Net derivative instrument fair value changes
  arising during the period                              48          48            -          -            -           -
Foreign currency translation adjustments              4,615       4,615       (5,216)     (5,216)    (22,043)    (22,043)
Net unrealized investment gains (losses)               (403)       (403)       3,988       3,988      (5,023)     (5,023)
                                                   --------                 --------                --------

Balance at end of period:
  Accumulated derivative instrument fair
   value changes                                    (17,973)                       -                       -
  Other accumulated comprehensive income
   (loss) items                                     (70,821)                 (75,033)                (73,805)
                                                   --------                 --------                --------
     Total                                         ($88,794)                ($75,033)               ($73,805)
                                                   ========    --------     ========    --------    ========    --------
Comprehensive Income                                           $730,456                 $678,066                $525,393
                                                               ========                 ========                ========




              PAID-IN CAPITAL
Paid-in Capital - Beginning of period            $4,660,483               $4,636,163              $4,630,609

     Add:
       Common stock issuances related to
         stock plans                                  2,221                   24,320                   5,554

                                                 ----------               ----------              ----------
Paid-in Capital - End of period                  $4,662,704               $4,660,483              $4,636,163
                                                 ==========               ==========              ==========


See Entergy Corporation and Subsidiaries Notes to Financial
Statements in Part II, Item 8.

                ENTERGY CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           Years Ended December 31, 2001, 2000, and 1999
                            (In Thousands)

             Column A                 Column B      Column C      Column D      Column E
                                                                   Other
                                                   Additions      Changes
                                                                Deductions
                                     Balance at                     from         Balance
                                      Beginning    Charged to    Provisions      at End
           Description                of Period      Income       (Note 1)      of Period
Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $9,947      $12,762        $3,454      $19,255
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                   $(108,351)     $45,714      $140,900    $(203,537)
  Injuries and damages (Note 2)           35,135       20,334        26,084       29,385
  Environmental                           37,183        7,442         9,823       34,802
                                        --------      -------      --------    ---------
     Total                              $(36,033)     $73,490      $176,807    $(139,350)
                                        ========      =======      ========    =========

Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $9,507      $17,550       $17,110       $9,947
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $(33,267)     $66,866      $141,950    $(108,351)
  Injuries and damages (Note 2)           34,309       16,785        15,959       35,135
  Environmental                           37,793        9,084         9,694       37,183
                                        --------      -------      --------    ---------
     Total                               $38,835      $92,735      $167,603     $(36,033)
                                        ========      =======      ========    =========

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                      $10,300      $19,349       $20,142       $9,507
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $(14,846)     $35,208       $53,629     $(33,267)
  Injuries and damages (Note 2)           28,162       25,162        19,015       34,309
  Environmental                           35,857       11,344         9,408       37,793
                                        --------      -------      --------    ---------
     Total                               $49,173      $71,714       $82,052      $38,835
                                        ========      =======      ========    =========
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.



                                ENTERGY ARKANSAS, INC.

                   SCHEDULE II -  VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended December 31, 2001, 2000, and 1999
                                     (In Thousands)

             Column A                 Column B      Column C      Column D      Column E
                                                                   Other
                                                   Additions      Changes
                                                                Deductions
                                     Balance at                     from         Balance
                                      Beginning    Charged to    Provisions      at End
           Description                of Period      Income       (Note 1)      of Period
Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,667           $-            $-       $1,667
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $(80,297)     $16,155      $114,573    $(178,715)
  Injuries and damages (Note 2)            3,152        2,367         2,629        2,890
  Environmental                            7,136        2,181         2,407        6,910
                                        --------      -------      --------    ---------
     Total                              $(70,009)     $20,703      $119,609    $(168,915)
                                        ========      =======      ========    =========

Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,768       $3,840        $3,941       $1,667
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                        $858      $35,521      $116,676     $(80,297)
  Injuries and damages (Note 2)            3,253        1,322         1,423        3,152
  Environmental                            4,934        4,082         1,880        7,136
                                        --------      -------      --------    ---------
     Total                                $9,045      $40,925      $119,979     $(70,009)
                                        ========      =======      ========    =========

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,753       $4,175        $4,160       $1,768
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                      $7,600      $18,306       $25,048         $858
  Injuries and damages (Note 2)            4,618        2,502         3,867        3,253
  Environmental                            4,894        3,132         3,092        4,934
                                        --------      -------      --------    ---------
     Total                               $17,112      $23,940       $32,007       $9,045
                                        ========      =======      ========    =========
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.


                        ENTERGY GULF STATES,  INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 2001, 2000, and 1999
                              (In Thousands)

             Column A                 Column B      Column C      Column D      Column E
                                                                   Other
                                                   Additions      Changes
                                                                Deductions
                                     Balance at                     from         Balance
                                      Beginning    Charged to    Provisions      at End
           Description                of Period      Income       (Note 1)      of Period
Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $2,131           $-            $-       $2,131
                                        ========      =======      ========    =========
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                     $(5,698)      $4,485        $7,508      $(8,721)
  Injuries and damages (Note 2)            9,406        5,266         7,899        6,773
  Environmental                           20,671        2,306         4,261       18,716
                                        --------      -------      --------    ---------
     Total                               $24,379      $12,057       $19,668      $16,768
                                        ========      =======      ========    =========

Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,828       $4,757        $4,454       $2,131
                                        ========      =======      ========    =========
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                     $(3,452)      $4,486        $6,732      $(5,698)
  Injuries and damages (Note 2)            8,684        6,538         5,816        9,406
  Environmental                           24,445        1,844         5,618       20,671
                                        --------      -------      --------    ---------
     Total                               $29,677      $12,868       $18,166      $24,379
                                        ========      =======      ========    =========

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,735       $4,271        $4,178       $1,828
                                        ========      =======      ========    =========
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                     $(4,184)      $4,486        $3,754      $(3,452)
  Injuries and damages (Note 2)            4,759        9,810         5,885        8,684
  Environmental                           22,309        4,187         2,051       24,445
                                        --------      -------      --------    ---------
     Total                               $22,884      $18,483       $11,690      $29,677
                                        ========      =======      ========    =========

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

                          ENTERGY LOUISIANA, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 2001, 2000, and 1999
                              (In Thousands)

             Column A                 Column B      Column C      Column D      Column E
                                                                   Other
                                                   Additions      Changes
                                                                Deductions
                                     Balance at                     from         Balance
                                      Beginning    Charged to    Provisions      at End
           Description                of Period      Income       (Note 1)      of Period
Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,771           $-            $-       $1,771
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $(27,040)     $11,900       $11,435     $(26,575)
  Injuries and damages (Note 2)           11,583        3,674         5,428        9,829
  Environmental                            7,793        2,051         1,717        8,127
                                        --------      -------      --------    ---------
     Total                               $(7,664)     $17,625       $18,580      $(8,619)
                                        ========      =======      ========    =========

Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,615       $4,603        $4,447       $1,771
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $(24,089)     $11,900       $14,851     $(27,040)
  Injuries and damages (Note 2)           12,452        3,889         4,758       11,583
  Environmental                            7,022        2,132         1,361        7,793
                                        --------      -------      --------    ---------
     Total                               $(4,615)     $17,921       $20,970      $(7,664)
                                        ========      =======      ========    =========

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,164       $4,797        $4,346       $1,615
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $(17,825)      $6,680       $12,944     $(24,089)
  Injuries and damages (Note 2)           13,124        7,038         7,710       12,452
  Environmental                            7,236        1,059         1,273        7,022
                                        --------      -------      --------    ---------
     Total                                $2,535      $14,777       $21,927      $(4,615)
                                        ========      =======      ========    =========

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

                         ENTERGY MISSISSIPPI,  INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 2001, 2000, and 1999
                                (In Thousands)

             Column A                 Column B      Column C      Column D      Column E
                                                                   Other
                                                   Additions      Changes
                                                                Deductions
                                     Balance at                     from         Balance
                                      Beginning    Charged to    Provisions      at End
           Description                of Period      Income       (Note 1)      of Period
Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,044           $-            $-       $1,044
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                     $(4,765)     $13,124        $7,080       $1,279
  Injuries and damages (Note 2)            6,694        8,196         8,584        6,306
  Environmental                              511          581           605          487
                                        --------      -------      --------    ---------
     Total                                $2,440      $21,901       $16,269       $8,072
                                        ========      =======      ========    =========

Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                         $886       $2,635        $2,477       $1,044
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $(16,356)     $14,956        $3,365      $(4,765)
  Injuries and damages (Note 2)            6,849        1,579         1,734        6,694
  Environmental                              594          418           501          511
                                        --------      -------      --------    ---------
     Total                               $(8,913)     $16,953        $5,600       $2,440
                                        ========      =======      ========    =========

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,217       $2,106        $2,437         $886
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $(11,543)      $5,736       $10,549     $(16,356)
  Injuries and damages (Note 2)            3,796        2,950          (103)       6,849
  Environmental                              704          895         1,005          594
                                        --------      -------      --------    ---------
     Total                               $(7,043)      $9,581       $11,451      $(8,913)
                                        ========      =======      ========    =========

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

                      ENTERGY NEW  ORLEANS,  INC.

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 2001, 2000, and 1999
                             (In Thousands)

             Column A                 Column B      Column C      Column D      Column E
                                                                   Other
                                                   Additions      Changes
                                                                Deductions
                                     Balance at                     from         Balance
                                      Beginning    Charged to    Provisions      at End
           Description                of Period      Income       (Note 1)      of Period
Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                         $770       $4,918        $3,454       $2,234
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                      $9,449          $50          $304       $9,195
  Injuries and damages (Note 2)            4,300          831         1,544        3,587
  Environmental                            1,072          323           833          562
                                        --------      -------      --------    ---------
     Total                               $14,821       $1,204        $2,681      $13,344
                                        ========      =======      ========    =========

Year ended December 31, 2000
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                         $846       $1,715        $1,791         $770
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                      $9,772           $3          $326       $9,449
  Injuries and damages (Note 2)            3,071        3,457         2,228        4,300
  Environmental                              798          608           334        1,072
                                        --------      -------      --------    ---------
     Total                               $13,641       $4,068        $2,888      $14,821
                                        ========      =======      ========    =========

Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                         $761       $1,936        $1,851         $846
                                        ========      =======      ========    =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                     $11,106           $-        $1,334       $9,772
  Injuries and damages (Note 2)            1,865        2,862         1,656        3,071
  Environmental                              714        2,071         1,987          798
                                        --------      -------      --------    ---------
     Total                               $13,685       $4,933        $4,977      $13,641
                                        ========      =======      ========    =========

___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.


                          EXHIBIT INDEX


    The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference. The exhibits marked with a (+) are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by Item 14 of Form 10-K. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

(3) (i)  Articles of Incorporation

Entergy Corporation

(a)    1   --     Certificate   of   Incorporation   of   Entergy
       Corporation  dated December 31, 1993 (A-1(a)  to  Rule  24
       Certificate in 70-8059).

System Energy

(b)    1  --   Amended and Restated Articles of Incorporation  of
       System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

Entergy Arkansas

(c)    1  --   Amended and Restated Articles of Incorporation  of
       Entergy Arkansas effective November 12, 1999 (3(i)(c)1  to
       Form  10-K  for  the year ended December 31,  1999  in  1-
       10764).

Entergy Gulf States

(d)    1  --   Restated Articles of Incorporation of Entergy Gulf
       States effective November 17, 1999 (3(i)(d)1 to Form 10-K for the year ended December 31, 1999 in 1-27031).

Entergy Louisiana

(e)    1  --   Amended and Restated Articles of Incorporation  of
       Entergy  Louisiana effective November 15,  1999  (3(a)  to
       Form S-3 in 333-93683).

Entergy Mississippi

(f)    1  --   Amended and Restated Articles of Incorporation  of
       Entergy Mississippi effective November 12, 1999 (3(i)(f)1 to Form 10-K for the year ended December 31, 1999 in 0-
       320).

Entergy New Orleans

(g)    1  --   Amended and Restated Articles of Incorporation  of
       Entergy  New Orleans effective November 15, 1999 (3(a)  to
       Form S-3 in 333-95599).

 (3) (ii) By-Laws

(a)       --    By-Laws of Entergy Corporation as amended January
       29, 1999, and as presently in effect (4.2 to Form S-8 in File No. 333-75097).

(b)       --    By-Laws of System Energy effective July 6,  1998,
       and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

(c)       --   By-Laws of Entergy Arkansas effective November 26,
       1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

(d)       --    By-Laws of Entergy Gulf States effective November
       26, 1999, and as presently in effect (3(ii)(d) to Form 10-
       K for the year ended December 31, 19991-27031).

(e)       --    By-Laws  of Entergy Louisiana effective  November
       26, 1999, and as presently in effect (3(b) to Form S-3 in File No. 333-93683).

(f)       --    By-Laws of Entergy Mississippi effective November
       26, 1999, and as presently in effect (3(ii)(f) to Form 10-
       K for the year ended December 31, 1999 in 0-320).

(g)       --    By-Laws of Entergy New Orleans effective November
       30, 1999, and as presently in effect (3(b) to Form S-3 in File No. 333-95599).

(4)    Instruments   Defining   Rights   of   Security   Holders,
       Including Indentures

Entergy Corporation

(a) 1 -- See (4)(b) through (4)(g) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans.

(a) 2 -- Third Amended and Restated Credit Agreement, dated as of May 17, 2001, among Entergy, the Banks (Citibank,
       N.A., ABN AMRO Bank N.V., The Bank of New York, Bayerische Hypo-und Vereinsbank AG (New York Branch), The Industrial Bank of Japan, Ltd., The Fuji Bank, Limited, Bayerische Landesbank Girozentrale, The Chase Manhattan Bank, The Royal Bank of Scotland PLC, The Bank of Nova Scotia, Bank One, N.A., Barclays Bank PLC, Mellon Bank, N.A., Royal Bank of Canada, Union Bank of California, N.A., IntesaBCI (Los Angeles Foreign Branch), KBC Bank N.V., and Westdeutsche Landesbank Girozentrale), and
       Citibank, N.A., as Agent (4(a) to Form 10-Q for the quarter ended June 30, 2001 in 1-11299).

(a)    3  --    Assumption Agreement, dated July 12, 2001,  among
       First Union National Bank, as Additional Lender, Entergy and Citibank N.A., as Agent (5(a) to Rule 24 Certificate dated November 6, 2001 in 70-9749).

System Energy

(b) 1 -- Mortgage and Deed of Trust, dated as of June 15, 1977, as amended by twenty-one Supplemental Indentures (A-1 in 70-5890 (Mortgage); B and C to Rule 24 Certificate in 70-5890 (First); B to Rule 24 Certificate in 70-6259 (Second); 20(a)-5 to Form 10-Q for the quarter ended June 30, 1981 in 1-3517 (Third); A-1(e)-1 to
       Rule 24 Certificate in 70-6985 (Fourth); B to Rule 24 Certificate in 70-7021 (Fifth); B to Rule 24 Certificate in 70-7021 (Sixth); A-3(b) to Rule 24 Certificate in
       70-7026 (Seventh); A-3(b) to Rule 24 Certificate in 70-7158 (Eighth); B to Rule 24 Certificate in 70-7123 (Ninth); B-1 to Rule 24 Certificate in 70-7272 (Tenth); B-2 to Rule 24 Certificate in 70-7272 (Eleventh); B-3 to Rule 24 Certificate in 70-7272 (Twelfth); B-1 to Rule 24 Certificate in 70-7382 (Thirteenth); B-2 to Rule 24
       Certificate  in 70-7382 (Fourteenth); A-2(c)  to  Rule  24
       Certificate  in  70-7946 (Fifteenth); A-2(c)  to  Rule  24
       Certificate  in  70-7946 (Sixteenth); A-2(d)  to  Rule  24
       Certificate in 70-7946 (Seventeenth); A-2(e) to Rule 24 Certificate dated May 4, 1993 in 70-7946 (Eighteenth); A-2(g) to Rule 24 Certificate dated May 6, 1994 in 70-7946 (Nineteenth); A-2(a)(1) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twentieth); and A-2(a)(2) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twenty-first)).

(b) 2 -- Facility Lease No. 1, dated as of December 1, 1988, between Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-3(d) to Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b) 3 -- Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-8215).

Entergy Arkansas

(c)    1  --         Mortgage  and  Deed of Trust,  dated  as  of
       October 1, 1944, as amended by fifty-six Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third);
       7(a)-4  in  2-8482  (Fourth); 7(a)-5  in  2-9149  (Fifth);
       4(a)-6  in  2-9789  (Sixth); 4(a)-7 in 2-10261  (Seventh);
       4(a)-8  in  2-11043 (Eighth); 2(b)-9 in  2-11468  (Ninth);
       2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D  in
       70-4099  (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c)  in
       2-24414  (Fourteenth); 2(c) in 2-25913  (Fifteenth);  2(c)
       in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646
       (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in
       70-5151  (Twenty-second); C-1 to Rule  24  Certificate  in
       70-5257  (Twenty-third);  C  to  Rule  24  Certificate  in
       70-5343  (Twenty-fourth); C-1 to Rule  24  Certificate  in
       70-5404  (Twenty-fifth);  C  to  Rule  24  Certificate  in
       70-5502  (Twenty-sixth); C-1 to  Rule  24  Certificate  in
       70-5556  (Twenty-seventh); C-1 to Rule 24  Certificate  in
       70-5693  (Twenty-eighth); C-1 to Rule  24  Certificate  in
       70-6078  (Twenty-ninth); C-1 to  Rule  24  Certificate  in
       70-6174  (Thirtieth);  C-1  to  Rule  24  Certificate   in
       70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in
       70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to
       Rule  24  Certificate  in 70-7127 (Thirty-ninth);  A-7  to
       Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2)
       to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-
       2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); and 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth)).

(c)    2  --         Indenture  for Unsecured  Subordinated  Debt
       Securities relating to Trust Securities between Entergy Arkansas and Bank of New York (as Trustee), dated as of August 1, 1996 (filed as Exhibit A-1(a) to Rule 24 Certificate dated August 26, 1996 in 70-8723).

(c)    3  --         Amended  and  Restated  Trust  Agreement  of
       Entergy  Arkansas Capital I, dated as of August  14,  1996
       (filed  as  Exhibit  A-3(a) to Rule 24  Certificate  dated
       August 26, 1996 in 70-8723).

(c)    4  --         Guarantee Agreement between Entergy Arkansas
       (as Guarantor) and The Bank of New York (as Trustee), dated as of August 14, 1996, with respect to Entergy Arkansas Capital I's obligations on its 8 1/2% Cumulative Quarterly Income Preferred Securities, Series A (filed as Exhibit A-4(a) to Rule 24 Certificate dated August 26, 1996 in 70-8723).

Entergy Gulf States

(d) 1 -- Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966
       (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to
       Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24
       Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); and A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth)).

(d) 2 -- Indenture, dated March 21, 1939, accepting resignation of The Chase National Bank of the City of New York as trustee and appointing Central Hanover Bank and Trust Company as successor trustee (B-a-1-6 in Registration No. 2-4076).

(d)    3   --     Indenture   for  Unsecured  Subordinated   Debt
       Securities relating to Trust Securities, dated as of January 15, 1997 (A-11(a) to Rule 24 Certificate dated
       February 6, 1997 in 70-8721).

(d)    4  --    Amended and Restated Trust Agreement  of  Entergy
       Gulf  States Capital I dated January 28, 1997 of Series  A
       Preferred Securities (A-13(a) to Rule 24 Certificate dated February 6, 1997 in 70-8721).

(d) 5 -- Guarantee Agreement between Entergy Gulf States, Inc. (as Guarantor) and The Bank of New York (as Trustee) dated as of January 28, 1997 with respect to Entergy Gulf States Capital I's obligation on its 8.75% Cumulative Quarterly Income Preferred Securities, Series A (A-14(a) to Rule 24 Certificate dated February 6, 1997 in 70-
       8721).

Entergy Louisiana

(e) 1 -- Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by fifty-five Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c)
       in  2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4  in
       2-12264  (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862
       (Sixth);  2(b)-7  in 2-22340 (Seventh);  2(c)  in  2-24429
       (Eighth);  4(c)-9 in 2-25801 (Ninth); 4(c)-10  in  2-26911
       (Tenth);  2(c)  in  2-28123 (Eleventh);  2(c)  in  2-34659
       (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to
       Rule  24  Certificate  in  70-5242  (Seventeenth);  C   to
       Rule  24  Certificate  in  70-5330  (Eighteenth);  C-1  to
       Rule  24  Certificate  in  70-5449  (Nineteenth);  C-1  to
       Rule  24  Certificate  in 70-5550 (Twentieth);  A-6(a)  to
       Rule  24  Certificate  in 70-5598 (Twenty-first);  C-1  to
       Rule  24  Certificate in 70-5711 (Twenty-second);  C-1  to
       Rule  24  Certificate  in 70-5919 (Twenty-third);  C-1  to
       Rule  24  Certificate in 70-6102 (Twenty-fourth);  C-1  to
       Rule  24  Certificate  in 70-6169 (Twenty-fifth);  C-1  to
       Rule  24  Certificate  in 70-6278 (Twenty-sixth);  C-1  to
       Rule  24 Certificate in 70-6355 (Twenty-seventh);  C-1  to
       Rule  24  Certificate in 70-6508 (Twenty-eighth);  C-1  to
       Rule  24  Certificate  in 70-6556 (Twenty-ninth);  C-1  to
       Rule  24  Certificate  in  70-6635  (Thirtieth);  C-1   to
       Rule  24  Certificate  in 70-6834 (Thirty-first);  C-1  to
       Rule  24  Certificate in 70-6886 (Thirty-second);  C-1  to
       Rule  24  Certificate  in 70-6993 (Thirty-third);  C-2  to
       Rule  24  Certificate in 70-6993 (Thirty-fourth);  C-3  to
       Rule  24 Certificate in 70-6993 (Thirty-fifth); A-2(a)  to
       Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in
       70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553
       (Fortieth);  A-2(d)  to  Rule 24  Certificate  in  70-7553
       (Forty-first);  A-3(a) to Rule 24 Certificate  in  70-7822
       (Forty-second); A-3(b) to Rule 24 Certificate  in  70-7822
       (Forty-third);  A-2(b) to Rule 24 Certificate  in  70-7822
       (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24
       Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December
       21,  1993  in 70-7822 (Forty-eighth); A-3(f)  to  Rule  24
       Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9,
       1999   in   70-9141  (Fifty-third);  A-3(a)  to  Rule   24
       Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); and A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth)).

(e)    2  --    Facility  Lease No. 1, dated as of  September  1,
       1989,  between First National Bank of Commerce,  as  Owner
       Trustee,  and  Entergy Louisiana (4(c)-1  in  Registration
       No. 33-30660).

(e)    3  --    Facility  Lease No. 2, dated as of  September  1,
       1989,  between First National Bank of Commerce,  as  Owner
       Trustee,  and  Entergy Louisiana (4(c)-2  in  Registration
       No. 33-30660).

(e)    4  --    Facility  Lease No. 3, dated as of  September  1,
       1989,  between First National Bank of Commerce,  as  Owner
       Trustee,  and  Entergy Louisiana (4(c)-3  in  Registration
       No. 33-30660).

(e)    5   --     Indenture   for  Unsecured  Subordinated   Debt
       Securities relating to Trust Securities, dated as of  July
       1,  1996  (A-14(a) to Rule 24 Certificate dated  July  25,
       1996 in 70-8487).

(e)    6  --    Amended and Restated Trust Agreement  of  Entergy
       Louisiana  Capital  I  dated July 16,  1996  of  Series  A
       Preferred Securities (A-16(a) to Rule 24 Certificate dated July 25, 1996 in 70-8487).

(e) 7 -- Guarantee Agreement between Entergy Louisiana, Inc. (as Guarantor) and The Bank of New York (as Trustee) dated as of July 16, 1996 with respect to Entergy Louisiana Capital I's obligation on its 9% Cumulative Quarterly Income Preferred Securities, Series A (A-19(a) to Rule 24 Certificate dated July 25, 1996 in 70-8487).

Entergy Mississippi

(f) 1 -- Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by sixteen Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461
       (Mortgage);  A-2(b)-2  in  70-7461  (First);   A-5(b)   to
       Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh);
       A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24
       Certificate dated April 21, 1995 in 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in 70-8719 (Twelfth); A-2(c) to Rule 24
       Certificate dated May 12, 1999 in 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719 (Fourteenth); A-2(d) to Rule 24 Certificate dated February 24, 2000 in 70-8719 (Fifteenth); and A-2(a) to Rule 24 Certificate dated February 9, 2001 in 70-9757 (Sixteenth)).

Entergy New Orleans

(g) 1 -- Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by nine Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in 0-5807 (Fifth); 4(a) to Form 8-K dated March 22, 1996 in 0-5807 (Sixth); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4(d) to Form 10-Q for the quarter ended June 30, 2000 in 0-5807 (Eighth); and C-5(a) to Form U5S for the year ended December 31, 2000 (Ninth)).

(10)  Material Contracts

Entergy Corporation

(a)    1  --    Agreement,  dated April 23, 1982,  among  certain
       System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a)    2  --    Middle  South Utilities (now Entergy Corporation)
       System Agency Agreement, dated December 11, 1970 (5(a)-2 in 2-41080).

(a)    3  --    Amendment,  dated February 10,  1971,  to  Middle
       South    Utilities   System   Agency   Agreement,    dated
       December 11, 1970 (5(a)-4 in 2-41080).

(a)    4  --    Amendment,  dated May 12, 1988, to  Middle  South
       Utilities  System  Agency Agreement,  dated  December  11,
       1970 (5(a)-4 in 2-41080).

(a)    5  --    Middle South Utilities System Agency Coordination
       Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(a)    6  --   Service Agreement with Entergy Services, dated  as
       of April 1, 1963 (5(a)-5 in 2-41080).

(a)    7  --    Amendment,  dated January  1,  1972,  to  Service
       Agreement with Entergy Services (5(a)-6 in 2-43175).

(a)    8  --    Amendment,  dated  April  27,  1984,  to  Service
       Agreement with Entergy Services (10(a)-7 to Form 10-K for the year ended December 31, 1984, in 1-3517).

(a)    9  --    Amendment,  dated  August  1,  1988,  to  Service
       Agreement with Entergy Services (10(a)-8 to Form 10-K for the year ended December 31, 1988, in 1-3517).

(a)    10--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(a)-9 to Form 10-K for the year ended December 31, 1990, in 1-3517).

(a)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 for the year ended December 31, 1994 in 1-3517).

*(a)   12--    Amendment,  dated  January  1,  2000,  to  Service
       Agreement with Entergy Services.

*(a)   13--    Amendment,  dated  January  1,  2001,  to  Service
       Agreement with Entergy Services.

(a)    14--    Availability Agreement, dated June 21, 1974, among
       System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a)    15--    First  Amendment to Availability Agreement,  dated
       as  of  June  30,  1977  (B to Rule 24  Certificate  dated
       June 24, 1977 in 70-5399).

(a)    16--    Second Amendment to Availability Agreement,  dated
       as  of  June  15,  1981  (E to Rule 24  Certificate  dated
       July 1, 1981 in 70-6592).

(a)    17--    Third  Amendment to Availability Agreement,  dated
       as  of June 28, 1984 (B-13(a) to Rule 24 Certificate dated
       July 6, 1984 in 70-6985).

(a)    18--    Fourth Amendment to Availability Agreement,  dated
       as  of  June  1,  1989  (A to Rule  24  Certificate  dated
       June 8, 1989 in 70-5399).

(a) 19-- Eighteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 20-- Nineteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 21-- Twenty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 22-- Twenty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 23-- Twenty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 24-- Thirtieth Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(a) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 25-- Thirty-first Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(b) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 26-- Thirty-second Assignment of Availability Agreement, Consent and Agreement, dated as of December 27, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (B-2(a) to Rule 24 Certificate dated January 13, 1997 in 70-7561).

(a) 27-- Thirty-third Assignment of Availability Agreement, Consent and Agreement, dated as of December 20, 1999, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (B-2(b) to Rule 24 Certificate dated March 3, 2000 in 70-7561).

(a)    28--    Capital  Funds  Agreement, dated  June  21,  1974,
       between  Entergy  Corporation  and  System  Energy  (C  to
       Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a)    29--    First Amendment to Capital Funds Agreement,  dated
       as  of  June  1,  1989  (B to Rule  24  Certificate  dated
       June 8, 1989 in 70-5399).

(a) 30-- Eighteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 31-- Nineteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-3 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 32-- Twenty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 33-- Twenty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 34-- Twenty-ninth Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 35-- Thirtieth Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(a) to Rule 24 Certificate dated August 8, 1996 in 70-
       8511).

(a) 36-- Thirty-first Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(b) to Rule 24 Certificate dated August 8, 1996 in 70-
       8511).

(a) 37-- Thirty-second Supplementary Capital Funds Agreement and Assignment, dated as of December 27, 1996, among Entergy Corporation, System Energy and The Chase Manhattan Bank (B-1(a) to Rule 24 Certificate dated January 13, 1997 in 70-7561).

(a) 38-- Thirty-third Supplementary Capital Funds Agreement and Assignment, dated as of December 20, 1999, among
       Entergy Corporation, System Energy and The Chase Manhattan Bank (B-3(b) to Rule 24 Certificate dated March 3, 2000 in 70-7561).

(a) 39-- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, Deposit Guaranty National Bank, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7026).

(a) 40-- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7123).

(a) 41-- First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate dated June 8, 1989 in 70-7561).

(a)    42--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(a) 43-- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and
       Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(a)    44--    Operating  Agreement dated  as  of  May  1,  1980,
       between System Energy and SMEPA (B(2)(a) in 70-6337).

(a) 45-- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 46-- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a)    47--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B(3)(a) in 70-6337).

(a)    48--    Grand  Gulf  Unit  No. 2 Supplementary  Agreement,
       dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a)    49--   Compromise and Settlement Agreement, dated June  4,
       1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-3517).

(a) 50-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 51-- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(a)    52--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(a)    53--     Middle   South  Utilities  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended
       December 31, 1987).

(a)    54--    First  Amendment, dated January 1,  1990,  to  the
       Middle  South  Utilities  Inc.  and  Subsidiary  Companies
       Intercompany  Income  Tax  Allocation  Agreement  (D-2  to
       Form U5S for the year ended December 31, 1989).

(a)    55--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(a)    56--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(a)    57--    Fourth  Amendment dated April 1, 1997  to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(a)    58--   Guaranty Agreement between Entergy Corporation  and
       Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in
       70-7757).

(a)    59--    Guarantee  Agreement between  Entergy  Corporation
       and  Entergy  Louisiana, dated as of  September  20,  1990
       (B-2(a)  to Rule 24 Certificate dated September  27,  1990 in 70-7757).

(a)    60--    Guarantee  Agreement between  Entergy  Corporation
       and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-
       7757).

(a)    61--    Loan  Agreement  between  Entergy  Operations  and
       Entergy  Corporation,  dated  as  of  September  20,  1990
       (B-12(b)  to  Rule 24 Certificate dated June 15,  1990  in
       70-7679).

(a)    62--    Loan  Agreement between Entergy Power and  Entergy
       Corporation, dated as of August 28, 1990 (A-4(b)  to  Rule
       24 Certificate dated September 6, 1990 in 70-7684).

(a)    63--    Loan  Agreement  between Entergy  Corporation  and
       Entergy   Systems   and  Service,  Inc.,   dated   as   of
       December  29,  1992  (A-4(b) to  Rule  24  Certificate  in
       70-7947).

*+(a)64--Executive  Financial  Counseling  Program   of   Entergy
       Corporation and Subsidiaries.

*+(a)65--Entergy Corporation Executive Annual Incentive Plan.

+(a)   66--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries (A-4(a) to Rule 24 Certificate dated May  24,
       1991 in 70-7831).

+(a)   67--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy Corporation and Subsidiaries (10(a) 71 to Form 10-
       K for the year ended December 31, 1992 in 1-3517).

+(a)   68--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

*+(a)69--Amendments,  effective June 13,  2000  and  December  7,
       2001,  to  the  1998  Equity  Ownership  Plan  of  Entergy
       Corporation and Subsidiaries.

*+(a)70--Supplemental Retirement Plan of Entergy Corporation  and
       Subsidiaries, as amended effective January 1, 2000.

*+(a)71--Amendment,   effective  December  28,   2001,   to   the
       Supplemental  Retirement Plan of Entergy  Corporation  and
       Subsidiaries.

*+(a)72--Defined   Contribution  Restoration  Plan   of   Entergy
       Corporation   and   Subsidiaries,  as  amended   effective
       January 1, 2000.

*+(a)73--Amendment, effective December 28, 2001, to  the  Defined
       Contribution  Restoration Plan of Entergy Corporation  and
       Subsidiaries.

*+(a)74--Executive  Disability  Plan of Entergy  Corporation  and
       Subsidiaries.

*+(a)75--Executive   Deferred  Compensation   Plan   of   Entergy
       Corporation   and   Subsidiaries,  as  amended   effective
       January 1, 2000.

*+(a)76--Amendment, effective December 7, 2001, to the  Executive
       Deferred  Compensation  Plan of  Entergy  Corporation  and
       Subsidiaries.

*+(a)77--Equity   Awards   Plan   of  Entergy   Corporation   and
       Subsidiaries, effective as of August 31, 2000.

*+(a)78--Amendment,  effective December 7, 2001,  to  the  Equity
       Awards Plan of Entergy Corporation and Subsidiaries.

*+(a)79--System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of March 1, 2000.

*+(a)80--Post-Retirement   Plan   of  Entergy   Corporation   and
       Subsidiaries, as amended effective January 1, 2000.

*+(a)81--Amendment,  effective December 28, 2001,  to  the  Post-
       Retirement Plan of Entergy Corporation and Subsidiaries.

*+(a)82--Pension  Equalization  Plan of Entergy  Corporation  and
       Subsidiaries, as amended effective January 1, 2000.

*+(a)83-  Amendment, effective December 28, 2001, to the  Pension
       Equalization    Plan    of   Entergy    Corporation    and
       Subsidiaries.

*+(a)84--Service  Recognition  Program for  Non-Employee  Outside
       Directors   of   Entergy  Corporation  and   Subsidiaries,
       effective January 1, 2000.

+(a)   85--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries, as amended (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-
       3517).

*+(a)86--Executive Income Security Plan of Gulf States  Utilities
       Company, as amended effective March 1, 1991.

*+(a)87--System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2000.

*+(a)88--Amendment, effective December 28,. 2001, to  the  System
       Executive  Retirement  Plan  of  Entergy  Corporation  and
       Subsidiaries.

+(a)89 --  Retention Agreement effective October 27, 2000 between
       J.  Wayne Leonard and Entergy Corporation (10(a)81 to Form
       10-K for the year ended December 31, 2000 in 1-11299).

+(a)90 --    Retention Agreement effective July 29, 2000  between
       Frank  F.  Gallaher  and Entergy Corporation  (10(a)82  to
       Form  10-K  for  the year ended December 31,  2000  in  1-
       11299).

*+(a)91  --      Letter Agreement effective July 25, 2001 between
       Jerry D. Jackson and Entergy Corporation.

+(a)92 --    Retention Agreement effective July 29, 2000  between
       Donald  C. Hintz and Entergy Corporation (10(a)85 to  Form
       10-K for the year ended December 31, 2000 in 1-11299).

+(a)93 --  Retention  Agreement effective July 29,  2000  between
       Michael  G.  Thompson and Entergy Corporation (10(a)86  to
       Form  10-K  for  the year ended December 31,  2000  in  1-
       11299).

+(a)94 --     Retention  Agreement  effective  January  22,  2001
       between  Richard  J.  Smith  and  Entergy  Services,   Inc
       (10(a)87 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a)95 --    Retention Agreement effective July 29, 2000  between
       Jerry  W.  Yelverton and Entergy Corporation  (10(a)89  to
       Form  10-K  for  the year ended December 31,  2000  in  1-
       11299).

+(a)96 --    Retention Agreement effective July 29, 2000  between
       C.  John  Wilder and Entergy Corporation (10(a)90 to  Form
       10-K for the year ended December 31, 2000 in 1-11299).

*+(a)97--Employment  Agreement effective August 7,  2001  between
       Curt L. Hebert and Entergy Corporation.

(a) 98-- Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

System Energy

(b)    1 through
(b)    14--   See 10(a)-12 through 10(a)-25 above.

(b)    15 through
(b)    28--   See 10(a)-26 through 10(a)-39 above.

(b)    29--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(b) 30-- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and
       Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(b)    31--    Operating  Agreement, dated as  of  May  1,  1980,
       between System Energy and SMEPA (B(2)(a) in 70-6337).

(b) 32- Amended and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (B-6(a) to Rule 24 Certificate dated
       March 4, 1996 in 70-8511).

(b)    33--    Loan  Agreement,  dated as of  October  15,  1998,
       between  System  Energy and Mississippi  Business  Finance
       Corporation (B-6(b) to Rule 24 Certificate dated  November
       12, 1998 in 70-8511).

(b)    34--    Loan Agreement, dated as of May 15, 1999,  between
       System    Energy   and   Mississippi   Business    Finance
       Corporation (B-6(c) to Rule 24 Certificate dated  June  8,
       1999 in 70-8511).

(b) 35-- Facility Lease No. 1, dated as of December 1, 1988, between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-3(d) to Rule 24 Certificate dated January 31, 1994 in 70-
       8215).

(b) 36-- Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-
       8215).

(b) 37-- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 38-- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 39-- Collateral Trust Indenture, dated as of January 1, 1994, among System Energy, GG1B Funding Corporation and Bankers Trust Company, as Trustee (A-3(e) to Rule 24 Certificate dated January 31, 1994 in 70-8215), as supplemented by Supplemental Indenture No. 1 dated January 1, 1994, (A-3(f) to Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b)    40--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B(3)(a) in 70-6337).

(b)    41--    Grand  Gulf  Unit  No. 2 Supplementary  Agreement,
       dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b) 42-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(b) 43-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(b)    44--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(b)    45--    Fuel Lease, dated as of February 24, 1989, between
       River  Fuel  Funding Company #3, Inc.  and  System  Energy
       (B-1(b)  to  Rule 24 Certificate dated March  3,  1989  in
       70-7604).

(b)    46--    System Energy's Consent, dated January  31,  1995,
       pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate dated February 13, 1995 in 70-7604).

(b)    47--    Sales  Agreement,  dated  as  of  June  21,  1974,
       between  System  Energy  and  Entergy  Mississippi  (D  to
       Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b)    48--    Service  Agreement, dated as  of  June  21,  1974,
       between  System  Energy  and  Entergy  Mississippi  (E  to
       Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b)    49--     Partial  Termination  Agreement,  dated   as   of
       December  1,  1986,  between  System  Energy  and  Entergy
       Mississippi (A-2 to Rule 24 Certificate dated  January  8,
       1987 in 70-5399).

(b)    50--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended
       December 31, 1987).

(b)    51--    First  Amendment, dated January  1,  1990  to  the
       Middle  South  Utilities  Inc.  and  Subsidiary  Companies
       Intercompany  Income  Tax  Allocation  Agreement  (D-2  to
       Form U5S for the year ended December 31, 1989).

(b)    52--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(b)    53--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b)    54--    Fourth  Amendment dated April 1, 1997  to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(b)    55--    Service Agreement with Entergy Services, dated  as
       of July 16, 1974, as amended (10(b)-43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b)    56--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(b)-45 to Form 10-K for the year ended December 31, 1990 in 1-9067).

(b)    57--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a) -11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(b)    58--   Operating Agreement between Entergy Operations  and
       System  Energy, dated as of June 6, 1990 (B-3(b)  to  Rule
       24 Certificate dated June 15, 1990 in 70-7679).

(b)    59--    Guarantee  Agreement between  Entergy  Corporation
       and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in
       70-7757).

(b) 60-- Amended and Restated Reimbursement Agreement, dated as of December 1, 1988 as amended and restated as of December 20, 1999, among System Energy Resources, Inc., The Bank of Tokyo-Mitsubishi, Ltd., as Funding Bank and The Chase Manhattan Bank, as administrating bank, Union Bank of California, N.A., as documentation agent, and the Banks named therein, as Participating Banks (B-1(b) to Rule 24 Certificate dated March 3, 2000 in 70-
       7561).

Entergy Arkansas

(c) 1 -- Agreement, dated April 23, 1982, among Entergy Arkansas and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c)    2  --    Middle  South Utilities System Agency  Agreement,
       dated December 11, 1970 (5(a)2 in 2-41080).

(c)    3  --    Amendment,  dated February 10,  1971,  to  Middle
       South  Utilities System Agency Agreement,  dated  December
       11, 1970 (5(a)-4 in 2-41080).

(c)    4  --    Amendment,  dated May 12, 1988, to  Middle  South
       Utilities  System  Agency Agreement,  dated  December  11,
       1970 (5(a) 4 in 2-41080).

(c)    5  --    Middle South Utilities System Agency Coordination
       Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(c)    6  --   Service Agreement with Entergy Services, dated  as
       of April 1, 1963 (5(a)-5 in 2-41080).

(c)    7  --    Amendment,  dated January  1,  1972,  to  Service
       Agreement with Entergy Services (5(a)- 6 in 2-43175).

(c)    8  --    Amendment,  dated  April  27,  1984,  to  Service
       Agreement, with Entergy Services (10(a)- 7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(c)    9  --    Amendment,  dated  August  1,  1988,  to  Service
       Agreement with Entergy Services (10(c)- 8 to Form 10-K for the year ended December 31, 1988 in 1-10764).

(c)    10--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(c)-9 to Form 10-K for the year ended December 31, 1990 in 1-10764).

(c)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(c)    12 through
(c)    25--   See 10(a)-12 through 10(a)-25 above.

(c)    26--    Agreement, dated August 20, 1954, between  Entergy
       Arkansas  and the United States of America (SPA)(13(h)  in
       2-11467).

(c)    27--    Amendment,  dated April 19, 1955,  to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-2 in 2-41080).

(c)    28--    Amendment, dated January 3, 1964,  to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-3 in 2-41080).

(c)    29--    Amendment, dated September 5, 1968, to the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-4 in 2-41080).

(c)    30--    Amendment, dated November 19, 1970, to the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-5 in 2-41080).

(c)    31--    Amendment,  dated July 18,  1961,  to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-6 in 2-41080).

(c)    32--    Amendment, dated December 27, 1961, to the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-7 in 2-41080).

(c)    33--    Amendment, dated January 25, 1968, to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-8 in 2-41080).

(c)    34--    Amendment, dated October 14, 1971, to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-9 in 2-43175).

(c)    35--    Amendment, dated January 10, 1977, to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-10 in 2-60233).

(c)    36--    Agreement,  dated  May 14, 1971,  between  Entergy
       Arkansas  and the United States of America (SPA) (5(e)  in
       2-41080).

(c)    37--    Amendment, dated January 10, 1977, to  the  United
       States  of  America  (SPA) Contract, dated  May  14,  1971
       (5(e)-1 in 2-60233).

(c)    38--     Contract,  dated  May  28,  1943,  Amendment   to
       Contract, dated July 21, 1949, and Supplement to Amendment to Contract, dated December 30, 1949, between Entergy Arkansas and McKamie Gas Cleaning Company;
       Agreements, dated as of September 30, 1965, between Entergy Arkansas and former stockholders of McKamie Gas Cleaning Company; and Letter Agreement, dated June 22, 1966, by Humble Oil & Refining Company accepted by Entergy Arkansas on June 24, 1966 (5(k)-7 in 2-41080).

(c)    39--    Agreement,  dated April 3, 1972,  between  Entergy
       Services   and  Gulf  United  Nuclear  Fuels   Corporation
       (5(l)-3 in 2-46152).

(c)    40--    Fuel Lease, dated as of December 22, 1988, between
       River  Fuel Trust #1 and Entergy Arkansas (B-1(b) to  Rule
       24 Certificate in 70-7571).

(c)    41--    White  Bluff Operating Agreement, dated  June  27,
       1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-2(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

(c)    42--    White  Bluff Ownership Agreement, dated  June  27,
       1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

(c)    43--    Agreement,  dated June 29, 1979,  between  Entergy
       Arkansas   and  City  of  Conway,  Arkansas   (5(r)-3   in
       2-66235).

(c)    44--    Transmission  Agreement,  dated  August  2,  1977,
       between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)-3 in 2-60233).

(c)    45--    Power  Coordination, Interchange and  Transmission
       Service  Agreement,  dated as of June  27,  1977,  between
       Arkansas  Electric  Cooperative  Corporation  and  Entergy
       Arkansas (5(r)-4 in 2-60233).

(c) 46-- Independence Steam Electric Station Operating Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-6 in 2-66235).

(c)    47--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Operating  Agreement
       (10(c)  51  to  Form 10-K for the year ended December  31,
       1984 in 1-10764).

(c) 48-- Independence Steam Electric Station Ownership Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-7 in 2-66235).

(c)    49--     Amendment,  dated  December  28,  1979,  to   the
       Independence  Steam  Electric Station Ownership  Agreement
       (5(r)-7(a) in 2-66235).

(c)    50--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Ownership  Agreement
       (10(c)  54  to  Form 10-K for the year ended December  31,
       1984 in 1-10764).

(c)    51--    Owner's Agreement, dated November 28, 1984,  among
       Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station (10(c) 55 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 52-- Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c)    53--    Power  Coordination, Interchange and  Transmission
       Service  Agreement,  dated as of July  31,  1979,  between
       Entergy  Arkansas and City Water and Light  Plant  of  the
       City of Jonesboro, Arkansas (5(r)-8 in 2-66235).

(c)    54--    Power  Coordination, Interchange and  Transmission
       Agreement,  dated  as of June 29, 1979,  between  City  of
       Conway,   Arkansas   and  Entergy  Arkansas   (5(r)-9   in
       2-66235).

(c)    55--    Agreement,  dated June 21, 1979,  between  Entergy
       Arkansas and Reeves E. Ritchie ((10)(b)-90 to Form 10-K for the year ended December 31, 1980 in 1-10764).

(c)    56--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(c) 57-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 58-- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(c)    59--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(c) 60-- Contract For Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated June 30, 1983, among the DOE, System Fuels and Entergy Arkansas (10(b)-57 to Form 10-K for the year ended December 31, 1983 in 1-10764).

(c)    61--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended
       December 31, 1987).

(c)    62--    First  Amendment, dated January 1,  1990,  to  the
       Middle  South  Utilities,  Inc. and  Subsidiary  Companies
       Intercompany  Income  Tax  Allocation  Agreement  (D-2  to
       Form U5S for the year ended December 31, 1989).

(c)    63--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(c)    64--    Third Amendment dated January 1, 1994, to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(c)    65--    Fourth  Amendment dated April 1, 1997  to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(c)    66--     Assignment   of  Coal  Supply  Agreement,   dated
       December  1,  1987,  between  System  Fuels  and   Entergy
       Arkansas  (B  to Rule 24 letter filing dated November  10,
       1987 in 70-5964).

(c) 67-- Coal Supply Agreement, dated December 22, 1976, between System Fuels and Antelope Coal Company (B-1 in
       70-5964),  as  amended by First Amendment (A  to  Rule  24
       Certificate in 70-5964); Second Amendment (A to Rule 24 letter filing dated December 16, 1983 in 70-5964); and Third Amendment (A to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c)    68--   Operating Agreement between Entergy Operations  and
       Entergy  Arkansas,  dated as of June 6,  1990  (B-1(b)  to
       Rule 24 Certificate dated June 15, 1990 in 70-7679).

(c)    69--   Guaranty Agreement between Entergy Corporation  and
       Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in
       70-7757).

(c)    70--    Agreement  for Purchase and Sale  of  Independence
       Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-3(c) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c)    71--    Agreement for Purchase and Sale of Ritchie Unit  2
       between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-4(d) to Rule 24 Certificate dated
       September 6, 1990 in 70-7684).

(c)    72--     Ritchie  Steam  Electric  Station  Unit   No.   2
       Operating  Agreement between Entergy Arkansas and  Entergy
       Power,  dated  as of August 28, 1990 (B-5(a)  to  Rule  24
       Certificate dated September 6, 1990 in 70-7684).

(c)    73--     Ritchie  Steam  Electric  Station  Unit   No.   2
       Ownership  Agreement between Entergy Arkansas and  Entergy
       Power,  dated  as of August 28, 1990 (B-6(a)  to  Rule  24
       Certificate dated September 6, 1990 in 70-7684).

(c) 74-- Power Coordination, Interchange and Transmission Service Agreement between Entergy Power and Entergy Arkansas, dated as of August 28, 1990 (10(c)-71 to Form 10-K for the year ended December 31, 1990 in 1-10764).

(c)    75--     Loan  Agreement  dated  June  15,  1993,  between
       Entergy  Arkansas and Independence Country, Arkansas  (B-1
       (a)  to  Rule  24 Certificate dated July 9,  1993  in  70-
       8171).

(c)    76--         Loan  Agreement dated June 15, 1994,  between
       Entergy Arkansas and Jefferson County, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1994 in 70-8405).

(c)    77--         Loan  Agreement dated June 15, 1994,  between
       Entergy  Arkansas  and Pope County,  Arkansas  (B-1(b)  to
       Rule 24 Certificate in 70-8405).

(c)    78--          Loan  Agreement  dated  November  15,  1995,
       between Entergy Arkansas and Pope County, Arkansas  (10(c)
       96 to Form 10-K for the year ended December 31, 1995 in 1-
       10764).

(c)    79--         Agreement  as  to  Expenses  and  Liabilities
       between Entergy Arkansas and Entergy Arkansas Capital I, dated as of August 14, 1996 (4(j) to Form 10-Q for the quarter ended September 30, 1996 in 1-10764).

(c)    80--          Loan  Agreement  dated  December  1,   1997,
       between  Entergy  Arkansas and Jefferson County,  Arkansas
       (10(c)100 to Form 10-K for the year ended December 31, 1997 in 1-10764).

*(c)   81--     Refunding  Agreement,  dated  December  1,  2001,
       between Entergy Arkansas and Pope Country, Arkansas.

Entergy Gulf States

(d)    1  --    Guaranty  Agreement, dated July 1, 1976,  between
       Entergy  Gulf  States and American Bank and Trust  Company
       (C and D to Form 8-K dated August 6, 1976 in 1-27031).

(d) 2 -- Guaranty Agreement, dated August 1, 1992, between Entergy Gulf States and Hibernia National Bank, relating to Pollution Control Revenue Refunding Bonds of the Industrial Development Board of the Parish of Calcasieu, Inc. (Louisiana) (10-1 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 3 -- Guaranty Agreement, dated January 1, 1993, between Entergy Gulf States and Hancock Bank of Louisiana, relating to Pollution Control Revenue Refunding Bonds of the Parish of Pointe Coupee (Louisiana) (10-2 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 4 -- Deposit Agreement, dated as of December 1, 1983 between Entergy Gulf States, Morgan Guaranty Trust Co. as Depositary and the Holders of Depository Receipts, relating to the Issue of 900,000 Depositary Preferred Shares, each representing 1/2 share of Adjustable Rate Cumulative Preferred Stock, Series E-$100 Par Value (4-17 to Form 10-K for the year ended December 31, 1983 in 1-27031).

(d) 5 -- Agreement effective February 1, 1964, between Sabine River Authority, State of Louisiana, and Sabine River Authority of Texas, and Entergy Gulf States, Central Louisiana Electric Company, Inc., and Louisiana Power & Light Company, as supplemented (B to Form 8-K dated May 6, 1964, A to Form 8-K dated October 5, 1967, A to Form 8-K dated May 5, 1969, and A to Form 8-K dated December 1, 1969 in 1-27031).

(d) 6 -- Joint Ownership Participation and Operating Agreement regarding River Bend Unit 1 Nuclear Plant, dated August 20, 1979, between Entergy Gulf States, Cajun, and SRG&T; Power Interconnection Agreement with Cajun, dated June 26, 1978, and approved by the REA on August 16, 1979, between Entergy Gulf States and Cajun; and Letter Agreement regarding CEPCO buybacks, dated
       August 28, 1979, between Entergy Gulf States and Cajun (2, 3, and 4, respectively, to Form 8-K dated September 7, 1979 in 1-27031).

(d) 7 -- Ground Lease, dated August 15, 1980, between Statmont Associates Limited Partnership (Statmont) and Entergy Gulf States, as amended (3 to Form 8-K dated August 19, 1980 and A-3-b to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(d) 8 -- Lease and Sublease Agreement, dated August 15, 1980, between Statmont and Entergy Gulf States, as amended (4 to Form 8-K dated August 19, 1980 and A-3-c to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(d)    9  --   Lease Agreement, dated September 18, 1980, between
       BLC Corporation and Entergy Gulf States (1 to Form 8-K dated October 6, 1980 in 1-27031).

(d) 10-- Joint Ownership Participation and Operating Agreement for Big Cajun, between Entergy Gulf States, Cajun Electric Power Cooperative, Inc., and Sam Rayburn G&T, Inc, dated November 14, 1980 (6 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 1, dated December 12, 1980 (7 to Form 8-K dated January 29, 1981 in 1-27031); Amendment No. 2, dated December 29, 1980 (8 to Form 8-K dated January 29, 1981 in 1-27031).

(d) 11-- Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(d) 12-- Agreements between Southern Company and Entergy Gulf States, dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K for the year ended December 31, 1981 in 1-27031).

(d) 13-- Transmission Facilities Agreement between Entergy Gulf States and Mississippi Power Company, dated February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to
       Form 10-Q for the quarter ended March 31, 1982 in 1-27031) and Amendment, dated December 6, 1983 (10-43 to Form 10-K for the year ended December 31, 1983 in 1-27031).

(d) 14-- First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to
       Form  10-K  for  the year ended December 31,  1985  in  1-
       27031).

+(d) 15-- Deferred Compensation Plan for Directors of Entergy Gulf States and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 16-- Trust Agreement for Deferred Payments to be made by Entergy Gulf States pursuant to the Executive Income Security Plan, by and between Entergy Gulf States and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 17-- Trust Agreement for Deferred Installments under Entergy Gulf States' Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 18-- Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 19-- Trust Agreement for Entergy Gulf States' Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 20-- Lease Agreement, dated as of June 29, 1987, among GSG&T, Inc., and Entergy Gulf States related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 21-- Nuclear Fuel Lease Agreement between Entergy Gulf States and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 22-- Trust and Investment Management Agreement between Entergy Gulf States and Morgan Guaranty and Trust Company of New York (the "Decommissioning Trust Agreement) with respect to decommissioning funds authorized to be collected by Entergy Gulf States, dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d)    23--    Amendment  No. 2 dated November  1,  1995  between
       Entergy  Gulf  States and Mellon Bank  to  Decommissioning
       Trust  Agreement (10(d) 31 to Form 10-K for the year ended
       December 31, 1995 in 1-27031).

(d) 24-- Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to
       Form  10-K  for  the year ended December 31,  1988  in  1-
       27031).

+(d)   25--    Gulf States Utilities Company Executive Continuity
       Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(d) 26-- Trust Agreement for Entergy Gulf States' Executive Continuity Plan, by and between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce
       Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(d)   27--     Gulf   States  Utilities  Board   of   Directors'
       Retirement Plan, dated February 15, 1991 (10-8 to Form 10-
       K for the year ended December 31, 1990 in 1-27031).

(d)    28--   Operating Agreement between Entergy Operations  and
       Entergy  Gulf  States, dated as of December 31,  1993  (B-
       2(f) to Rule 24 Certificate in 70-8059).

(d)    29--    Guarantee  Agreement between  Entergy  Corporation
       and Entergy Gulf States, dated as of December 31, 1993 (B-
       5(a) to Rule 24 Certificate in 70-8059).

(d)    30--    Service Agreement with Entergy Services, dated  as
       of  December  31, 1993 (B-6(c) to Rule 24  Certificate  in
       70-8059).

(d)    31--    Third Amendment, dated January 1, 1994, to Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d)    32--         Agreement  as  to  Expenses  and  Liabilities
       between Entergy Gulf States and Entergy Gulf States Capital I, dated as of January 28, 1997 (10(d)52 to Form 10-K for the year ended December 31, 1996 in 1-27031).

(d)    33--    Refunding  Agreement  dated  as  of  May  1,  1998
       between  Entergy  Gulf  States and  Parish  of  Iberville,
       State  of  Louisiana (B-3(a) to Rule 24 Certificate  dated
       May 29, 1998 in 70-8721).

(d)    34--    Refunding  Agreement  dated  as  of  May  1,  1998
       between  Entergy  Gulf  States and Industrial  Development
       Board of the Parish of Calcasieu, Inc. (B-3(b) to Rule  24
       Certificate dated January 29, 1999 in 70-8721).

(d)    35--    Refunding Agreement (Series 1999-A)  dated  as  of
       September  1, 1999 between Entergy Gulf States and  Parish of  West Feliciana, State of Louisiana (B-3(c) to Rule  24
       Certificate dated October 8, 1999 in 70-8721).

(d)    36--    Refunding Agreement (Series 1999-B)  dated  as  of
       September  1, 1999 between Entergy Gulf States and  Parish of  West Feliciana, State of Louisiana (B-3(d) to Rule  24
       Certificate dated October 8, 1999 in 70-8721).

Entergy Louisiana

(e) 1 -- Agreement, dated April 23, 1982, among Entergy Louisiana and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(e)    2  --    Middle  South Utilities System Agency  Agreement,
       dated December 11, 1970 (5(a)-2 in 2-41080).

(e)    3  --    Amendment,  dated  as of February  10,  1971,  to
       Middle  South  Utilities  System Agency  Agreement,  dated
       December 11, 1970 (5(a)-4 in 2-41080).

(e)    4  --    Amendment,  dated May 12, 1988, to  Middle  South
       Utilities  System  Agency Agreement,  dated  December  11,
       1970 (5(a) 4 in 2-41080).

(e)    5  --    Middle South Utilities System Agency Coordination
       Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(e)    6  --   Service Agreement with Entergy Services, dated  as
       of April 1, 1963 (5(a)-5 in 2-42523).

(e)    7  --   Amendment, dated as of January 1, 1972, to Service
       Agreement with Entergy Services (4(a)-6 in 2-45916).

(e)    8  --    Amendment, dated as of April 27, 1984, to Service
       Agreement with Entergy Services (10(a) 7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(e)    9  --    Amendment, dated as of August 1, 1988, to Service
       Agreement with Entergy Services (10(d)-8 to Form 10-K for the year ended December 31, 1988 in 1-8474).

(e)    10--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(d)-9 to Form 10-K for the year ended December 31, 1990 in 1-8474).

(e)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(e)    12 through
(e)    25--   See 10(a)-12 through 10(a)-25 above.

(e)    26--    Fuel Lease, dated as of January 31, 1989,  between
       River   Fuel  Company  #2,  Inc.,  and  Entergy  Louisiana
       (B-1(b) to Rule 24 Certificate in 70-7580).

(e)    27--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(e)    28--   Compromise and Settlement Agreement, dated June  4,
       1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

(e) 29-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(e) 30-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(e)    31--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(e)    32--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies  Intercompany  Tax Allocation  Agreement,  dated
       April  28,  1988  (D-1  to Form U5S  for  the  year  ended
       December 31, 1987).

(e)    33--    First  Amendment, dated January 1,  1990,  to  the
       Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated January 1, 1990 (D-2 to Form U5S for the year ended December 31, 1989).

(e)    34--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(e)    35--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(e)    36--    Fourth  Amendment dated April 1, 1997  to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(e) 37-- Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984 in 1-8474).

(e)    38--   Operating Agreement between Entergy Operations  and
       Entergy  Louisiana, dated as of June 6,  1990  (B-2(c)  to
       Rule 24 Certificate dated June 15, 1990 in 70-7679).

(e)    39--    Guarantee  Agreement between  Entergy  Corporation
       and  Entergy  Louisiana, dated as of  September  20,  1990
       (B-2(a),  to Rule 24 Certificate dated September 27,  1990 in 70-7757).

(e)    40--    Installment Sale Agreement, dated July  20,  1994,
       between   Entergy   Louisiana  and  St.  Charles   Parish,
       Louisiana  (B-6(e) to Rule 24 Certificate dated August  1,
       1994 in 70-7822).

(e)    41--    Installment  Sale  Agreement,  dated  November  1,
       1995,  between  Entergy Louisiana and St. Charles  Parish,
       Louisiana  (B-6(a) to Rule 24 Certificate  dated  December
       19, 1995 in 70-8487).

(e)    42--    Refunding Agreement (Series 1999-A), dated  as  of
       June 1, 1999, between Entergy Louisiana and Parish of  St.
       Charles,   State   of  Louisiana  (B-6(a)   to   Rule   24
       Certificate dated July 6, 1999 in 70-9141).

(e)    43--    Refunding Agreement (Series 1999-B), dated  as  of
       June 1, 1999, between Entergy Louisiana and Parish of  St.
       Charles,   State   of  Louisiana  (B-6(b)   to   Rule   24
       Certificate dated July 6, 1999 in 70-9141).

(e)    44--    Refunding Agreement (Series 1999-C), dated  as  of
       October  1, 1999, between Entergy Louisiana and Parish  of
       St.  Charles,  State  of Louisiana  (B-11(a)  to  Rule  24
       Certificate dated October 15, 1999 in 70-9141).

(e)    45--    Agreement  as to Expenses and Liabilities  between
       Entergy Louisiana, Inc. and Entergy Louisiana Capital I dated July 16, 1996 (4(d) to Form 10-Q for the quarter ended June 30, 1996 in 1-8474).

Entergy Mississippi

(f) 1 -- Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f)    2  --    Middle  South Utilities System Agency  Agreement,
       dated December 11, 1970 (5(a)-2 in 2-41080).

(f)    3  --    Amendment,  dated February 10,  1971,  to  Middle
       South  Utilities System Agency Agreement,  dated  December
       11, 1970 (5(a) 4 in 2-41080).

(f)    4  --    Amendment,  dated May 12, 1988, to  Middle  South
       Utilities  System  Agency Agreement,  dated  December  11,
       1970 (5(a) 4 in 2-41080).

(f)    5  --    Middle South Utilities System Agency Coordination
       Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(f)    6  --   Service Agreement with Entergy Services, dated  as
       of April 1, 1963 (D in 37-63).

(f)    7  --    Amendment,  dated January  1,  1972,  to  Service
       Agreement  with  Entergy  Services  (A  to  Notice,  dated
       October 14, 1971 in 37-63).

(f)    8  --    Amendment,  dated  April  27,  1984,  to  Service
       Agreement with Entergy Services (10(a) 7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(f)    9  --    Amendment, dated as of August 1, 1988, to Service
       Agreement with Entergy Services (10(e) 8 to Form 10-K for the year ended December 31, 1988 in 0-320).

(f)    10--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(e) 9 to Form 10-K for the year ended December 31, 1990 in 0-320).

(f)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(f)    12 through
(f)    25--   See 10(a)-12 - 10(a)-25above.

(f)    26--    Installment Sale Agreement, dated as  of  June  1,
       1974,  between Entergy Mississippi and Washington  County,
       Mississippi  (B-2(a) to Rule 24 Certificate  dated  August
       1, 1974 in 70-5504).

(f)    27--    Amended  and Restated Installment Sale  Agreement,
       dated  as  of  April 1, 1994, between Entergy  Mississippi
       and   Warren  County,  Mississippi  (B-6(a)  to  Rule   24
       Certificate dated May 4, 1994 in 70-7914).

(f)    28--    Amended  and Restated Installment Sale  Agreement,
       dated  as  of  April 1, 1994, between Entergy  Mississippi and  Washington County, Mississippi, (B-6(b)  to  Rule  24
       Certificate dated May 4, 1994 in 70-7914).

(f)    29--    Refunding  Agreement, dated as  of  May  1,  1999,
       between   Entergy  Mississippi  and  Independence  County,
       Arkansas  (B-6(a)  to Rule 24 Certificate  dated  June  8,
       1999 in 70-8719).

(f)    30--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B-3(a) in 70-6337).

(f)    31--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Operating  Agreement
       (10(c)  51  to  Form 10-K for the year ended December  31,
       1984 in 0-375).

(f)    32--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Ownership  Agreement
       (10(c)  54  to  Form 10-K for the year ended December  31,
       1984 in 0-375).

(f)    33--    Owners  Agreement, dated November 28, 1984,  among
       Entergy Arkansas, Entergy Mississippi and other co-owners of the Independence Station (10(c) 55 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 34-- Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f)    35--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

+(f)   36--    Post-Retirement Plan (10(d) 24 to  Form  10-K  for
       the year ended December 31, 1983 in 0-320).

(f) 37-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 38-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(f)    39--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(f)    40--    Sales  Agreement,  dated  as  of  June  21,  1974,
       between  System Energy and Entergy Mississippi (D to  Rule
       24 Certificate dated June 26, 1974 in 70-5399).

(f)    41--    Service  Agreement, dated as  of  June  21,  1974,
       between  System Energy and Entergy Mississippi (E to  Rule
       24 Certificate dated June 26, 1974 in 70-5399).

(f)    42--     Partial  Termination  Agreement,  dated   as   of
       December  1,  1986,  between  System  Energy  and  Entergy
       Mississippi (A-2 to Rule 24 Certificate dated  January  8,
       1987 in 70-5399).

(f)    43--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended
       December 31, 1987).

(f)    44--    First  Amendment  dated January  1,  1990  to  the
       Middle  South  Utilities  Inc.  and  Subsidiary  Companies
       Intercompany Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(f)    45--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(f)    46--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(f)    47--    Fourth  Amendment dated April 1, 1997  to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

Entergy New Orleans

(g) 1 -- Agreement, dated April 23, 1982, among Entergy New Orleans and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)-1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g)    2  --    Middle  South Utilities System Agency  Agreement,
       dated December 11, 1970 (5(a)-2 in 2-41080).

(g)    3  --   Amendment dated as of February 10, 1971, to Middle
       South  Utilities System Agency Agreement,  dated  December
       11, 1970 (5(a)-4 in 2-41080).

(g)    4  --    Amendment,  dated May 12, 1988, to  Middle  South
       Utilities  System  Agency Agreement,  dated  December  11,
       1970 (5(a) 4 in 2-41080).

(g)    5  --    Middle South Utilities System Agency Coordination
       Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(g)    6  --    Service Agreement with Entergy Services dated  as
       of April 1, 1963 (5(a)-5 in 2-42523).

(g)    7  --   Amendment, dated as of January 1, 1972, to Service
       Agreement with Entergy Services (4(a)-6 in 2-45916).

(g)    8  --    Amendment, dated as of April 27, 1984, to Service
       Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(g)    9  --    Amendment, dated as of August 1, 1988, to Service
       Agreement with Entergy Services (10(f)-8 to Form 10-K for the year ended December 31, 1988 in 0-5807).

(g)    10--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(f)-9 to Form 10-K for the year ended December 31, 1990 in 0-5807).

(g)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for year ended December 31, 1994 in 1-3517).

(g)    12 through
(g)    25--   See 10(a)-12 - 10(a)-25 above.

(g)    26--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(g) 27-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g) 28-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(g)    29--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(g)    30--    Transfer  Agreement, dated as of  June  28,  1983,
       among  the  City of New Orleans, Entergy New  Orleans  and
       Regional  Transit Authority (2(a) to Form 8-K  dated  June
       24, 1983 in 1-1319).

(g)    31--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended
       December 31, 1987).

(g)    32--    First  Amendment, dated January 1,  1990,  to  the
       Middle  South  Utilities,  Inc. and  Subsidiary  Companies
       Intercompany  Income  Tax  Allocation  Agreement  (D-2  to
       Form U5S for the year ended December 31, 1989).

(g)    33--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(g)    34--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(g)    35--    Fourth  Amendment dated April 1, 1997  to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

 (12) Statement Re Computation of Ratios

*(a)             Entergy  Arkansas's  Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)            Entergy  Gulf States' Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(c)            Entergy  Louisiana's  Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d)            Entergy  Mississippi's Computation of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)            Entergy  New Orleans' Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)      System  Energy's Computation of Ratios of  Earnings  to
          Fixed Charges, as defined.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a) The consent of Deloitte & Touche LLP is contained herein at page 256.

*(24)  Powers of Attorney


_________________

*  Filed herewith.
+  Management contracts or compensatory plans or arrangements.