Form 10-Q
period 2002-03-31
SYSTEM ENERGY RESOURCES INC; ENTERGY CORP /DE/; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA INC; ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC
filed 2002-05-10
CIK 202584, 65984, 71508, 66901, 60527, 44570, 7323

_________________________________________________________________________
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2002

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
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000
_________________________________________________________________________

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes     X      No

Common Stock Outstanding                     Outstanding at April 30, 2002
Entergy Corporation        ($0.01 par value)          224,278,357

      Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2001, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


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

                  ENTERGY CORPORATION AND SUBSIDIARIES
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                             March 31, 2002
                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
  Significant Factors and Known Trends                      3
Management's Financial Discussion and Analysis -
  Liquidity and Capital Resources                           6
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                  9
     Consolidated Statements of Operations                 13
     Consolidated Statements of Cash Flows                 14
     Consolidated Balance Sheets                           16
     Consolidated Statements of Retained Earnings,
       Comprehensive Income (Loss), and Paid-In Capital    18
     Selected Operating Results                            19
  Entergy Arkansas, Inc.:
     Results of Operations                                 20
     Income Statements                                     23
     Statements of Cash Flows                              25
     Balance Sheets                                        26
     Selected Operating Results                            28
  Entergy Gulf States, Inc.:
     Results of Operations                                 29
     Income Statements                                     31
     Statements of Cash Flows                              33
     Balance Sheets                                        34
     Selected Operating Results                            36
  Entergy Louisiana, Inc.:
     Results of Operations                                 37
     Income Statements                                     39
     Statements of Cash Flows                              41
     Balance Sheets                                        42
     Selected Operating Results                            44
  Entergy Mississippi, Inc.:
     Results of Operations                                 45
     Income Statements                                     47
     Statements of Cash Flows                              49
     Balance Sheets                                        50
     Selected Operating Results                            52
  Entergy New Orleans, Inc.:
     Results of Operations                                 53
     Statements of Operations                              55
     Statements of Cash Flows                              57
     Balance Sheets                                        58
     Selected Operating Results                            60
  System Energy Resources, Inc.:
     Results of Operations                                 61
     Income Statements                                     63
     Statements of Cash Flows                              65
     Balance Sheets                                        66
Notes to Financial Statements for Entergy Corporation
  and Subsidiaries                                         68
Part II:
  Item 1.  Legal Proceedings                               78
  Item 5.  Other Information                               78
  Item 6.  Exhibits and Reports on Form 8-K                79
Signature                                                  82

                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ADEQ                     Arkansas Department of Environmental Quality
AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO 1 and 2              Units  1 and 2 of Arkansas Nuclear One Steam
                         Electric Generating Station (nuclear)
APSC                     Arkansas Public Service Commission
BCF                      One billion cubic feet of natural gas
BCF/D                    One  billion cubic feet of natural  gas  per
                         day
Board                    Board of Directors of Entergy Corporation
Cajun                    Cajun Electric Power Cooperative, Inc.
capacity factor          The  percentage of the period that the plant
                         generates  power calculated by dividing  the
                         output  by the capacity and normalizing  the
                         time period
CitiPower                CitiPower  Pty.,  an  electric  distribution
                         company  serving  Melbourne,  Australia  and
                         surrounding  suburbs,  which  was  sold   by
                         Entergy effective December 31, 1998
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
DOE                      United States Department of Energy
domestic utility
 companies               Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
electricity marketed     Total  physical GWH volumes marketed in  the
                         U.S. during the period
electricity volatility   Average  volatility  of  into-Entergy  power
                         prices for the period
EPA                      United   States   Environmental   Protection
                         Agency
EPDC                     Entergy Power Development Corporation
EWO                      Entergy    Wholesale    Operations,    which
                         primarily consists of Entergy's global power
                         development business
Entergy                  Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Gulf States      Entergy  Gulf  States, Inc.,  including  its
                         wholly    owned   subsidiaries   -   Varibus
                         Corporation, GSG&T, Inc., Prudential  Oil  &
                         Gas, Inc., and Southern Gulf Railway Company
Entergy-Koch             Entergy-Koch, L.P., a joint venture  equally
                         owned by Entergy and Koch Industries, Inc.
Entergy London           Entergy  London  Investments  plc,  formerly
                         Entergy  Power UK plc (including its  wholly
                         owned  subsidiary, London Electricity  plc),
                         which was sold by Entergy effective December
                         4, 1998
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
Entergy Power            Entergy Power, Inc.
FERC                     Federal Energy Regulatory Commission
Fitzpatrick              James  A.  Fitzpatrick nuclear power  plant,
                         825  MW  facility located near  Oswego,  New
                         York, purchased in November 2000, from  NYPA
                         by  Entergy's  domestic non-utility  nuclear
                         business
Form 10-K                The  combined Annual Report on Form 10-K for
                         the year ended December 31, 2001 of Entergy,
                         Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy   Louisiana,  Entergy   Mississippi,
                         Entergy New Orleans, and System Energy
gain/loss days           Ratio  of  days where trading gains exceeded
                         trading  losses in the aggregate across  all
                         commodities
gas marketed             Physical BCF/D volumes marketed in the  U.S.
                         during the period

Abbreviation or Acronym            Term

gas volatility           Average volatility of Henry Hub spot  prices
                         for the period
Grand Gulf 1             Unit   No.  1  of  the  Grand  Gulf  Nuclear
                         Generation Plant
GGART                    Grand Gulf Accelerated Recovery Tariff
GWH                      Gigawatt  hour(s), which equals one  million
                         kilowatt-hours
Indian Point 2           Indian  Point Energy Center Unit 2 - nuclear
                         power  plant  970  MW  facility  located  in
                         Westchester  County, New York, purchased  in
                         September  2001 from Consolidated Edison  by
                         Entergy's   domestic   non-utility   nuclear
                         business
Indian Point 3           Indian  Point 3 nuclear power plant, 980  MW
                         facility located in Westchester County,  New
                         York,  purchased in November 2000 from  NYPA
                         by  Entergy's  domestic non-utility  nuclear
                         business
KWH                      kilowatt-hour(s)
LDEQ                     Louisiana    Department   of   Environmental
                         Quality
LPSC                     Louisiana Public Service Commission
miles of pipeline        Total  miles  of transmission and  gathering
                         pipeline
MMBTU                    One million British Thermal Units
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s),   which  equals  one   thousand
                         kilowatt(s)
Net MW in operation      Installed capacity owned or operated
Net revenue              Operating revenue net of fuel, fuel-related,
                         and    purchased   power   expenses;   other
                         regulatory credits; and amortization of rate
                         deferrals
NRC                      Nuclear Regulatory Commission
NYPA                     New York Power Authority
production cost          Cost  in  $/MMBTU associated with delivering
                         gas, excluding cost of gas
PUCT                     Public Utility Commission of Texas
PUHCA                    Public Utility Holding Company Act of  1935,
                         as amended
River Bend               River Bend Steam Electric Generating Station
                         (nuclear)
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
storage capacity         Working gas storage capacity
System Agreement         Agreement,  effective January  1,  1983,  as
                         modified,   among   the   domestic   utility
                         companies   relating  to  the   sharing   of
                         generating   capacity   and   other    power
                         resources
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
throughput               Gas  in  BCF/D  transported by the  pipeline
                         during the period
Unit Power Sales
 Agreement               Agreement,  dated as of June  10,  1982,  as
                         amended  and approved by FERC, among Entergy
                         Arkansas,    Entergy   Louisiana,    Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy, relating to the sale of capacity and
                         energy  from System Energy's share of  Grand
                         Gulf 1
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant
weather-adjusted usage   electric  usage  excluding  the  effects  of
                         weather deviations

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


       See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for discussions of Entergy's three business segments; its critical accounting policies; the status of the transition to retail competition of the domestic utility segment and the continued application of SFAS 71 to that business; state, local, and federal regulatory proceedings that could affect the domestic utility segment; the market risks that each of Entergy's business segments are exposed to; and other significant issues affecting Entergy. Set forth below are updates to the significant factors and known trends discussed in the Form 10-K.

Entergy Wholesale Operations

      In the first quarter of 2002, Entergy recorded a $401.4 million charge to operating expenses ($260.9 million net of tax) in the energy commodity services segment to reflect the effect of Entergy's decision to discontinue additional EWO greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and the United Kingdom. The charge consists of the following:

    o  as discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
       - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K, EWO's power development business obtained contracts in October 1999 to acquire
       36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. $216.2 million of the charge is a provision for Entergy's estimate of the impairments resulting from the decline in the value of the turbines subject to purchase commitments with the special-purpose entity. Entergy's total potential impairment under this arrangement is limited to the costs of cancellation of these turbines;
    o $152.5 million of the charge results from the write-off of EWO's equity investment in the Damhead Creek project and the impairment of the values of the Warren Power power plant and the Crete project. This portion of the charge reflects Entergy's estimate of the effects of continued declining spark spreads in the United States and the United Kingdom; and
    o $32.7 million of the charge results from the write-off of capitalized project development costs for projects that will not be completed.

In addition, Entergy expects to record a restructuring charge of up to $45 million net of tax for the EWO business after the specific details of EWO's restructuring plan are finalized, probably in the second quarter of 2002. It is possible that future events and transactions related to EWO's assets and commitments could result in changes to the estimates described above.

      Also in the first quarter of 2002, EWO sold its interests in projects in Argentina, Chile, and Peru for net proceeds of $135.5 million. The proceeds include notes receivable totaling $86 million. After impairment provisions recorded for these interests in 2001, the net loss realized on the sale in the first quarter of 2002 is insignificant.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


     After   the   decision  to  discontinue  additional   greenfield
development and the sale of the Latin American investments, EWO continues to operate or construct the following power plants:

    Investment                              Percent         Status
                                           Ownership

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

Domestic Utility Transition to Competition

Texas

      As discussed in the Form 10-K, a PUCT-approved settlement delayed the implementation of retail open access in Entergy Gulf States' Texas service territory until at least September 15, 2002. Given current FERC and PUCT activities, management expects that retail open access in Entergy Gulf States' territory is not likely to begin before May 2003.

Market Risks Disclosure

     Following are sections from the "Market Risks Disclosure" in the Form 10-K that have significant updates as of March 31, 2002.

Commodity Price Risk

Power Generation

      As discussed in the Form 10-K, energy commodity services enters into forward power sale agreements to hedge its exposure to market price fluctuations. The following represents the percentage of planned electricity output sold forward under physical or financial contract for energy commodity services' generation facilities updated as of March 31, 2002:

                2002                      2003
                    % sold                     % sold
     Planned GWH   forward      Planned GWH   forward
         6,024       89%            8,908        70%

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Marketing and Trading

      As discussed in the Form 10-K, Entergy-Koch Trading (EKT) and Entergy use VAR models as one measure of a loss in fair value for EKT's natural gas and power trading portfolio and energy commodity services' mark-to-market portfolio. EKT's daily VAR for its trading portfolio at March 31, 2002 was $9.5 million, with a daily average of $7.7 million for the first quarter of 2002. Energy commodity services' consolidated subsidiaries' VAR for mark-to-market derivative instruments was approximately $4.5 million as of March 31, 2002.

Mark-to-market Accounting

     As discussed in the Form 10-K, Entergy and Entergy-Koch mark-to-market commodity instruments held by them for trading and risk management purposes that are considered derivatives under SFAS 133 or energy trading contracts under EITF 98-10. Following are the net mark-to-market assets and the period within which the assets would be realized in cash if they are held to maturity and market prices are unchanged:

                                  Net mark-to-
                                  market asset
                                  at March 31,
                                      2002      Cumulative cash realization period
                                                   2002       2003     2004-2005
Entergy consolidated subsidiaries  $68 million     35%        97%       100%
Entergy-Koch                      $164 million     23%        88%       100%


Foreign Currency Exchange Rate Risk

      As discussed in the Form 10-K, System Fuels and Entergy's domestic non-utility nuclear business entered into foreign currency forward contracts to hedge the Euro-denominated payments due under certain purchase contracts. As of March 31, 2002, the notional amounts of the foreign currency forward contracts are 283.4 million Euro and the forward currency rates range from .8636 to .8981 (the weighted average of the rates is .8731). The maturities of these forward contracts depend on the purchase contract payment dates and range in time from June 2002 to May 2005. The mark-to-market valuation of the forward contracts at March 31, 2002 was a net liability of $1.8 million. The counterparty banks obligated on these agreements are rated by Standard and Poor's Rating Services at AA on their senior debt obligations as of March 31, 2002.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Cash Flow

Operations

      Net cash flow provided by (used in) operating activities for Entergy, the domestic utility companies, and System Energy for the first quarter of 2002 and 2001 was as follows:

                                First        First
             Company           Quarter      Quarter
                                2002         2001
                                   (In Millions)

      Entergy                   $353.9      $184.6
      Entergy Arkansas           $59.0       $30.5
      Entergy Gulf States       $130.1       $90.7
      Entergy Louisiana         $101.6       $49.0
      Entergy Mississippi         $4.3      ($70.7)
      Entergy New Orleans       ($22.9)     ($20.6)
      System Energy              $63.4       $72.7

      Entergy's consolidated net cash flow provided by operating activities increased in 2002 primarily due to a $191 million increase in operating cash flow provided by the domestic utility. The increase for the domestic utility was primarily due to the effect that payments for higher fuel costs and Arkansas ice storm restoration costs had on 2001 operating cash flow.

      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K for discussion of a tax accounting election made by Entergy Louisiana in 2001. The election is now expected to provide a cash flow benefit in 2002 and 2003, and is expected to reverse in the years 2004 through 2031.

      Money pool activity also affected the operating cash flows of the domestic utility companies and System Energy. The money pool is an inter-company funding arrangement designed to reduce the domestic utility companies' and System Energy's dependence on external short-term borrowings. The money pool provides a means by which, on a daily basis, the excess funds of Entergy Corporation, the domestic utility companies, and System Energy may be used by the domestic utility companies or System Energy to fulfill short-term cash requirements. The following table shows the domestic utility companies and System Energy's receivables from and (payables) to the money pool as of the indicated date. An increase in a company's (payable) to the money pool increases the operating cash flow of that company. An increase in a company's receivable from the money pool decreases the operating cash flow of that company.

                    March 31,  December 31,   March 31,   December 31,
      Company         2002        2001          2001         2000
                                     (In Millions)

Entergy Arkansas      $25.8       $23.8        ($75.8)       ($30.7)
Entergy Gulf States   $17.4       $27.7        ($45.9)        $23.4
Entergy Louisiana    ($40.2)       $3.8         $37.3         $22.9
Entergy Mississippi   $10.9       $11.5         ($1.0)       ($33.3)
Entergy New Orleans    $4.2        $9.2         ($8.9)        ($5.7)
System Energy         $29.7       $13.9        $175.7        $155.3

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES - Capital Resources - Sources of Capital" in the Form 10-K for a discussion of the limitations on these borrowings.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

Investing Activities

     Net cash used in investing activities decreased in 2002 primarily due to:

     o cash contributions of approximately $414 million made in 2001 in the formation of Entergy-Koch; and
     o the maturity in 2002 of $150 million of other temporary investments.

Financing Activities

     Financing activities used cash in 2002 compared to providing cash in 2001 primarily due to:

     o retirements of long-term debt by the domestic utility exceeding issuances of long-term debt by $338 million in 2002, compared to issuances exceeding retirements by $66 million in 2001; and
     o a reduction in the amount of draws made on short-term credit facilities in 2002. Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi all obtained credit facilities during the first quarter of 2001 and borrowed under these facilities to their full capacity during the first quarter of 2001.

Capital Resources

     See MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES - Capital Resources" in the Form 10-K for a discussion of Entergy's uses and sources of capital. The following are updates to the Form 10-K.

Entergy Wholesale Operations

       As discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K, EWO's power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric Company. The rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. In conjunction with Entergy's obligations related to this sale, Entergy retained certain rights to reacquire turbines or to cancel the construction of the turbines. Thus far, EWO has placed 17 of the original 36 turbines at sites that are either operating, under construction, or sold. In addition, as allowed by the May 2001 sale agreement, cancellation of four turbines is pending. As discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS," Entergy recorded a $216.2 million provision in the first quarter of 2002 for Entergy's estimate of the impairments resulting from the decline in the value of the turbines subject to purchase commitments with the special-purpose entity. Entergy's total potential impairment under this arrangement is limited to the costs of cancellation of these turbines.

     In April 2002, Entergy paid a total of $351 million to reacquire the rights to the turbines. $83 million of the payments were for the turbines to be placed in the Harrison County project. Entergy expects to receive reimbursement from General Electric of $55 million of the payments. Cancellation is now pending for the 15 turbines remaining from the original 36 turbines that were not sold or previously cancelled. With the reacquisition of the rights to the turbines, EWO's obligations to the special-purpose entity and Entergy Corporation's guarantee of up to $309 million in support of those obligations are terminated.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Sources of Capital

      As discussed in the Form 10-K, Entergy Corporation, Entergy Arkansas, and Entergy Mississippi each have 364-day credit facilities which expire in May 2002. The facility for Entergy Corporation terminates on May 16, 2002, and Entergy expects to renew and possibly increase the facility prior to its expiration. The facilities for Entergy Arkansas and Entergy Mississippi terminate May 31, 2002, and it is expected that these facilities will be renewed prior to expiration.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

     Entergy's consolidated loss applicable to common stock was $78.9 million for the three months ended March 31, 2002. The changes in earnings (loss) applicable to common stock by operating segments for the first quarter of 2002 compared to the first quarter of 2001 were as follows:

                                       First Quarter
Operating Segments                  Increase/(Decrease)
                                      (In Thousands)

Domestic Utility                         ($11,417)
Domestic Non-Utility Nuclear               10,105
Energy Commodity Services                (233,471)
Other, including parent company             1,705
                                        ---------
   Total                                ($233,078)
                                        =========

       Entergy's income (loss) before taxes is discussed below according to the operating segments listed above. See Note 6 to the financial statements for further discussion of Entergy's operating segments and their financial results in the first quarter of 2002.

      Refer to "SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA, INC., ENTERGY MISSISSIPPI, INC., AND ENTERGY NEW ORLEANS, INC." which follow each company's financial statements in this report for further information with respect to operating statistics.

Domestic Utility

      The decrease in earnings for the domestic utility in the first quarter of 2002 compared with 2001 was primarily due to less favorable sales volume and weather, increased other operation and maintenance expenses, and decreased other income. The decrease in earnings was partially offset by increased unbilled revenue and decreased interest expense.

Electric operating revenues

      The changes in electric operating revenues for the domestic utility for the first quarter of 2002 compared with 2001 are as follows:

                                          First Quarter
Description                           Increase/(Decrease)
                                          (In Millions)

Base rate differences                           $5.7
Rate riders                                    (15.2)
Fuel cost recovery                            (467.7)
Sales volume/weather                           (21.7)
Unbilled revenue                                57.7
Other revenue                                   22.4
Sales for resale                               (52.7)
                                             -------
   Total                                     ($471.5)
                                             =======

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Fuel cost recovery

      The domestic utility companies are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy's financial statements such that these costs generally have no net effect on earnings.

      The decrease in fuel cost recovery revenue in the first quarter of 2002 is the result of lower fuel and purchased power expenses primarily due to decreases in the market price of natural gas and purchased power.

     Corresponding to the decrease in fuel cost recovery revenue, fuel and purchased power expenses related to electric sales decreased by $466.8 million in the first quarter of 2002 primarily due to decreases in the market price of natural gas and purchased power in 2002.

Sales volume/weather

      Lower electric sales volume reduced revenues in the first quarter of 2002 due to decreased usage of 806 GWH primarily from the loss of an industrial customer at Entergy Gulf States. The effect of milder weather conditions in the first quarter of 2002 compared to the first quarter of 2001 also caused a slight decrease in electric sales. Electric sales volume in the domestic utility companies' service territories decreased 152 GWH due to the impact of weather conditions in the first quarter of 2002. The number of customers in the domestic utility companies' service territories increased only slightly during these periods.

Unbilled revenue

     As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenues for the first quarters of 2002 and 2001 include the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenues for the first quarter of 2002 compared to the first quarter of 2001 is due to the effect on the March 2001 unbilled calculation of higher unbilled revenue in December 2000 caused by volume/weather.

Other revenue

     Other revenue increased in the first quarter of 2002 primarily due to the provision for rate refund recorded at System Energy in 2001 related to its proposed rate increase. See Note 2 to the financial statements in the Form 10-K for discussion of the final FERC order related to this rate proceeding.

Sales for resale

      Sales for resale decreased for the first quarter of 2002 primarily due to a decrease in the average price of energy coupled with a decrease in sales volume to municipal and co-operative customers and adjoining utility systems.

Gas operating revenues

      Natural gas revenues decreased $64.0 million in the first quarter of 2002 primarily due to a substantial decrease in the market price of natural gas.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Other effects on results of operations

     Results for the first quarter of 2002 for the domestic utility were also affected by the following:

     o an increase in other operation and maintenance expenses of $35.7 million, which is explained below;
     o a decrease in other income of $12.7 million, which is primarily due to decreased interest income on deferred fuel balances; and
     o a decrease in interest expense of $21.3 million, which is explained below.

     The increase in other operation and maintenance expenses is primarily due to:

     o an increase of $6.7 million due to lower nuclear insurance premium refunds than in 2001;
     o an increase in incentive compensation expense of $11.3 million, including incentive compensation accrual true-ups;
     o an increase in plant maintenance expense of $3.8 million at Entergy Mississippi due to an unscheduled outage at a fossil plant in 2002; and
     o an increase of $4.6 million in injuries and damages expense.

      The decrease in interest expense is primarily due to the following:

     o a decrease of $12.7 million in interest on long-term debt primarily due to the retirement of long-term debt in late 2001 and early 2002; and
     o a decrease of $8.6 million in other interest expense primarily due to interest recorded on System Energy's reserve for rate refund in 2001.

Domestic Non-Utility Nuclear

      The increase in earnings in the first quarter of 2002 for the domestic non-utility nuclear business was primarily due to the operation of Indian Point 2, which was purchased in September 2001. Following are key performance measures for domestic non-utility nuclear operations during the first quarters of 2002 and 2001:

                                     2002    2001

Net MW in operation at March 31     3,445   2,475
Generation in GWH for the quarter   7,509   5,258
Capacity factor for the quarter    100.3%   98.3%

      The following fluctuations in the results of operations for domestic non-utility nuclear in the first quarter of 2002 were primarily caused by the acquisition of Indian Point 2:

     o operating revenues increased $99.5 million to $278.9 million;
     o fuel expenses increased $10.0 million to $26.5 million;
     o nuclear refueling outage expenses increased $9.6 million to $9.6 million;
     o other operation and maintenance expenses increased $50.4 million to $140.7 million;
     o taxes other than income taxes increased $5.9 million to $16.4 million; and
     o depreciation and amortization increased $5.6 million to $8.1 million.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Energy Commodity Services

     The decrease in earnings for energy commodity services in the first quarter of 2002 was primarily due to the $401.4 million ($260.9 million net of tax) charge, discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS - Entergy Wholesale Operations," to reflect the impairment of certain assets, including impairments related to EWO's turbine acquisition plans, and to reflect the change in EWO's development plans. The pre-tax charge is reflected in operation and maintenance expenses in the Consolidated Statement of Operations.

     Revenues decreased for energy commodity services by $352.2 million in the first quarter of 2002 primarily due to a decrease of $208.1 million resulting from the sale of EWO's interest in Highland Energy in the fourth quarter of 2001. Also contributing to the decrease in revenues for energy commodity services was the contribution of substantially all of Entergy's power marketing and trading business to Entergy-Koch in February 2001. Earnings from
Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. As a result, in the first quarter of 2002, revenues from this activity were lower by $131.5 million compared to the first quarter of 2001 and purchased power expenses were lower by $132.5 million. The net income effect in the first quarter of 2002 of the lower revenue was more than offset by the equity in earnings from Entergy's interest in Entergy-Koch. Entergy's earnings from this activity increased in the first quarter of 2002 as a result of a full quarter's contribution from Entergy-Koch versus only two months in the first quarter of 2001, as well as strong results in trading. Following are key performance measures for Entergy-Koch's operations in the first quarters of 2002 and 2001:

                                   2002     2001

Entergy-Koch Trading
  Gas volatility                    79%      87%
  Electricity volatility            46%      73%
  Gas marketed (BCF/D)              5.3      7.2
  Electricity marketed (GWH)     39,828   31,009
  Gain/loss days                    2.1      2.2
Gulf South Pipeline
  Throughput (BCF/D)               2.66     2.46
  Miles of pipeline               8,800    8,800
  Storage capacity (BCF)             68       68
  Production cost ($/MMBTU)      $0.077   $0.090

As discussed in the Form 10-K, the partnership agreement allocates profits on a disproportionate basis. Substantially all of Entergy-Koch's profits were allocated to Entergy in the first quarter of 2002.

      Also partially offsetting the decrease in earnings for energy commodity services was a net increase in earnings of $7.3 million ($5.0 million net of tax) related to the mark-to-market of the Damhead Creek power and gas contracts.

Income taxes

      The effective income tax rates for the first quarters of 2002 and 2001 were 26.2% and 40.3%, respectively. The decrease in the effective income tax rate was primarily due to the pre-tax loss decreasing the effect of book and tax timing differences.



                  ENTERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2002 and 2001
                              (Unaudited)

                                                                      2002           2001
                                                            (In Thousands, Except Share Data)
                    OPERATING REVENUES
Domestic electric                                                 $1,401,009     $1,872,545
Natural gas                                                           46,377        110,384
Competitive businesses                                               413,448        669,498
                                                                  ----------     ----------
TOTAL                                                              1,860,834      2,652,427
                                                                  ----------     ----------

                    OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                        468,861      1,125,863
   Purchased power                                                   169,486        363,879
   Nuclear refueling outage expenses                                  25,187         17,207
   Provision for turbine commitments and asset impairments           401,373              -
   Other operation and maintenance                                   524,352        470,459
Decommissioning                                                        8,193          8,901
Taxes other than income taxes                                        102,370        102,463
Depreciation and amortization                                        205,124        203,077
Other regulatory charges (credits) - net                               1,563           (389)
                                                                  ----------     ----------
TOTAL                                                              1,906,509      2,291,460
                                                                  ----------     ----------

OPERATING INCOME (LOSS)                                              (45,675)       360,967
                                                                  ----------     ----------

                       OTHER INCOME
Allowance for equity funds used during construction                    6,682          4,943
Gain on sale of assets - net                                             665            588
Interest and dividend income                                          23,525         47,476
Equity in earnings of unconsolidated equity affiliates                75,065         25,064
Miscellaneous - net                                                  (11,072)         7,917
                                                                  ----------     ----------
TOTAL                                                                 94,865         85,988
                                                                  ----------     ----------

                INTEREST AND OTHER CHARGES
Interest on long-term debt                                           123,527        128,971
Other interest - net                                                  25,473         47,914
Distributions on preferred securities of subsidiaries                  4,709          4,709
Allowance for borrowed funds used during construction                 (5,638)        (3,939)
                                                                  ----------     ----------
TOTAL                                                                148,071        177,655
                                                                  ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                                    (98,881)       269,300

Income taxes                                                         (25,898)       108,429
                                                                  ----------     ----------

CONSOLIDATED NET INCOME (LOSS)                                       (72,983)       160,871

Preferred dividend requirements and other                              5,940          6,716
                                                                  ----------     ----------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                                        ($78,923)      $154,155
                                                                  ==========     ==========
Earnings (loss) per average common share:
    Basic                                                             ($0.36)         $0.70
    Diluted                                                           ($0.36)         $0.69
Dividends declared per common share                                    $0.33          $0.32

Average number of common shares outstanding:
    Basic                                                        221,943,451    219,917,139
    Diluted                                                      221,943,451    223,785,716
    Including potential common shares in 2002 (see Note 9)       226,165,792              -

See Notes to Financial Statements.



                   ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)

                                                                               2002        2001
                                                                                (In Thousands)
                           OPERATING ACTIVITIES
Consolidated net income (loss)                                                ($72,983)   $160,871
Noncash items included in net income (loss):
  Reserve for regulatory adjustments                                             9,718      28,791
  Other regulatory charges (credits) - net                                       1,563        (389)
  Depreciation, amortization, and decommissioning                              213,317     211,978
  Deferred income taxes and investment tax credits                            (193,180)      7,665
  Allowance for equity funds used during construction                           (6,682)     (4,943)
  Gain on sale of assets - net                                                    (665)       (588)
  Equity in earnings of unconsolidated equity affiliates                       (75,065)    (25,064)
  Provision for turbine commitments and asset impairments                      401,373           -
Changes in working capital:
  Receivables                                                                   73,913     112,551
  Fuel inventory                                                               (13,232)    (48,407)
  Accounts payable                                                             (68,720)   (365,644)
  Taxes accrued                                                                131,838      67,693
  Interest accrued                                                             (32,415)    (33,367)
  Deferred fuel                                                                 45,164     105,184
  Other working capital accounts                                               (82,101)      4,182
Provision for estimated losses and reserves                                     (1,169)      2,326
Changes in other regulatory assets                                              (1,277)    (73,755)
Other                                                                           24,506      35,470
                                                                             ---------   ---------
Net cash flow provided by operating activities                                 353,903     184,554
                                                                             ---------   ---------

                           INVESTING ACTIVITIES
Construction/capital expenditures                                             (267,110)   (264,946)
Allowance for equity funds used during construction                              6,682       4,943
Nuclear fuel purchases                                                         (85,143)    (36,753)
Proceeds from sale/leaseback of nuclear fuel                                    92,136      33,740
Proceeds from sale of businesses                                                38,848           -
Investment in other non-regulated/non-utility properties                        (9,793)    (73,990)
Decrease (increase) in other investments                                        39,754    (365,067)
Proceeds from other temporary investments                                      150,000           -
Decommissioning trust contributions and realized change in trust assets        (15,747)    (16,406)
Other regulatory investments                                                         -     (53,637)
Other                                                                            3,343      24,936
                                                                             ---------   ---------
Net cash flow used in investing activities                                     (47,030)   (747,180)
                                                                             ---------   ---------

See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)

                                                                               2002        2001
                                                                                (In Thousands)
                           FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                               240,017      99,506
  Common stock                                                                  66,369      15,724
Retirement of long-term debt                                                  (577,934)    (77,363)
Redemption of preferred stock                                                   (1,403)     (1,999)
Changes in short-term borrowings - net                                          56,333     231,000
Other                                                                                -      16,673
Dividends paid:
  Common stock                                                                 (73,225)    (66,655)
  Preferred stock                                                               (5,948)     (4,785)
                                                                             ---------   ---------
Net cash flow provided by (used in) financing activities                      (295,791)    212,101
                                                                             ---------   ---------

Effect of exchange rates on cash and cash equivalents                              640      (2,068)
                                                                             ---------   ---------

Net increase (decrease) in cash and cash equivalents                            11,722    (352,593)

Cash and cash equivalents at beginning of period                               751,573   1,382,424
                                                                             ---------   ---------

Cash and cash equivalents at end of period                                    $763,295  $1,029,831
                                                                             =========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                      $180,072    $206,176
    Income taxes                                                                $2,090      $1,406
  Noncash investing and financing activities:
     Change in unrealized depreciation of
       decommissioning trust assets                                           ($11,579)    ($8,914)
     Net assets contributed to Entergy-Koch                                          -     $80,145
     Long-term debt refunded with proceeds from
       long-term debt issued in prior period                                  ($47,000)          -

See Notes to Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                                ASSETS
                 March 31, 2002 and December 31, 2001
                             (Unaudited)

                                                                           2002          2001
                                                                              (In Thousands)
                         CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                     $158,188      $129,866
  Temporary cash investments - at cost,
   which approximates market                                                604,688       618,327
  Special deposits                                                              419         3,380
                                                                        -----------   -----------
     Total cash and cash equivalents                                        763,295       751,573
                                                                        -----------   -----------
Other temporary investments                                                       -       150,000
Notes receivable                                                             47,904         2,137
Accounts receivable:
  Customer                                                                  271,697       294,799
  Allowance for doubtful accounts                                           (19,186)      (19,255)
  Other                                                                     225,118       286,671
  Accrued unbilled revenues                                                 278,260       268,680
                                                                        -----------   -----------
     Total receivables                                                      755,889       830,895
                                                                        -----------   -----------
Deferred fuel costs                                                         127,280       172,444
Accumulated deferred income taxes                                            32,038         6,488
Fuel inventory - at average cost                                            110,729        97,497
Materials and supplies - at average cost                                    465,143       460,644
Deferred nuclear refueling outage costs                                      61,768        79,755
Prepayments and other                                                        94,754       129,251
                                                                        -----------   -----------
TOTAL                                                                     2,458,800     2,680,684
                                                                        -----------   -----------

                 OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                        677,211       766,103
Decommissioning trust funds                                               1,773,676     1,775,950
Non-utility property - at cost (less accumulated depreciation)              294,845       295,616
Other                                                                       441,850       495,542
                                                                        -----------   -----------
TOTAL                                                                     3,187,582     3,333,211
                                                                        -----------   -----------

                  PROPERTY, PLANT AND EQUIPMENT
Electric                                                                 26,411,761    26,359,376
Property under capital lease                                                750,950       753,310
Natural gas                                                                 203,812       201,841
Construction work in progress                                             1,008,507       882,829
Nuclear fuel under capital lease                                            279,621       265,464
Nuclear fuel                                                                196,039       232,387
                                                                        -----------   -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                      28,850,690    28,695,207
Less - accumulated depreciation and amortization                         11,961,391    11,805,578
                                                                        -----------   -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                      16,889,299    16,889,629
                                                                        -----------   -----------

                DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                           943,918       946,126
  Unamortized loss on reacquired debt                                       164,020       166,546
  Other regulatory assets                                                   710,923       707,439
Long-term receivables                                                        27,270        28,083
Goodwill                                                                    377,472       377,472
Other                                                                       750,572       781,121
                                                                        -----------   -----------
TOTAL                                                                     2,974,175     3,006,787
                                                                        -----------   -----------

TOTAL ASSETS                                                            $25,509,856   $25,910,311
                                                                        ===========   ===========
See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  March 31, 2002 and December 31, 2001
                               (Unaudited)

                                                                           2002          2001
                                                                              (In Thousands)
                       CURRENT LIABILITIES
Currently maturing long-term debt                                          $570,176      $682,771
Notes payable                                                               407,351       351,018
Accounts payable                                                            523,016       592,529
Customer deposits                                                           190,594       188,230
Taxes accrued                                                               830,699       700,133
Nuclear refueling outage costs                                                5,125         2,080
Interest accrued                                                            159,993       192,420
Obligations under capital leases                                            149,300       149,352
Other                                                                       198,580       345,387
                                                                        -----------   -----------
TOTAL                                                                     3,034,834     3,203,920
                                                                        -----------   -----------

             DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                         3,410,282     3,574,664
Accumulated deferred investment tax credits                                 465,290       471,090
Taxes accrued                                                               250,000       250,000
Obligations under capital leases                                            191,879       181,085
Other regulatory liabilities                                                172,547       135,878
Decommissioning                                                           1,205,125     1,194,333
Transition to competition                                                   233,099       231,512
Regulatory reserves                                                          47,308        37,591
Accumulated provisions                                                      614,691       425,399
Other                                                                       818,463       852,269
                                                                        -----------   -----------
TOTAL                                                                     7,408,684     7,353,821
                                                                        -----------   -----------

Long-term debt                                                            7,058,904     7,321,028
Preferred stock with sinking fund                                            24,781        26,185
Preferred stock without sinking fund                                        334,337       334,337
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                          215,000       215,000

                      SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,174,087 shares in 2002 and in 2001                       2,482         2,482
Paid-in capital                                                           4,663,931     4,662,704
Retained earnings                                                         3,486,122     3,638,448
Accumulated other comprehensive loss                                        (27,679)      (88,794)
Less - treasury stock, at cost (24,964,112 shares in 2002 and
  27,441,384 shares in 2001)                                                691,540       758,820
                                                                        -----------   -----------
TOTAL                                                                     7,433,316     7,456,020
                                                                        -----------   -----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $25,509,856   $25,910,311
                                                                        ===========   ===========
See Notes to Financial Statements.


                      ENTERGY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME (LOSS),
                               AND PAID-IN CAPITAL
              For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)


                                                                         2002                     2001
                                                                                (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                       $3,638,448                $3,190,639

    Add  - Earnings (loss) applicable to common stock            (78,923)   ($78,923)      154,155     $154,155

    Deduct:
        Dividends declared on common stock                        73,263                    69,246
        Capital stock and other expenses                             140                         -
                                                              ----------                ----------
              Total                                               73,403                    69,246
                                                              ----------                ----------

Retained Earnings - End of period                             $3,486,122                $3,275,548
                                                              ==========                ==========




            ACCUMULATED OTHER COMPREHENSIVE
             INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
  Accumulated derivative instrument fair value changes          ($17,973)                        -
  Other accumulated comprehensive income (loss) items            (70,821)                 ($75,033)
                                                              ----------                ----------
     Total                                                       (88,794)                  (75,033)
                                                              ----------                ----------

Cumulative effect to January 1, 2001 of accounting
  change regarding fair value of derivative instruments                -           -       (18,021)           -

Net derivative instrument fair value changes
  arising during the period                                          342         342       (24,492)     (24,492)

Foreign currency translation adjustments                          65,956        (378)       (2,027)      (2,027)

Net unrealized investment gains (losses)                          (5,183)     (5,183)        1,605        1,605
                                                              ----------    --------    ----------    ---------
Balance at end of period:
  Accumulated derivative instrument fair value changes           (17,631)                  (42,513)
  Other accumulated comprehensive income (loss) items            (10,048)                  (75,455)
                                                              ----------                ----------
    Total                                                       ($27,679)                ($117,968)
                                                              ==========    --------    ==========    ---------
  Comprehensive Income (Income)                                             ($84,142)                 $ 129,241
                                                                            ========                  =========




                    PAID-IN CAPITAL
Paid-in Capital - Beginning of period                         $4,662,704                $4,660,483

    Add:  Common stock issuances related to stock plans            1,227                     3,440
                                                              ----------                ----------
Paid-in Capital - End of period                               $4,663,931                $4,663,923
                                                              ==========                ==========


See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES
                      SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 2002 and 2001
                              (Unaudited)

                                                         Increase/
          Description              2002        2001      (Decrease)      %
                                          (In Millions)
Domestic Electric Operating Revenues:
  Residential                      $ 501.6     $ 635.0     ($133.4)    (21)
  Commercial                         356.8       451.4       (94.6)    (21)
  Industrial                         396.1       653.6      (257.5)    (39)
  Governmental                        38.6        53.5       (14.9)    (28)
                                 ---------------------------------
    Total retail                   1,293.1     1,793.5      (500.4)    (28)
  Sales for resale                    69.8       122.5       (52.7)    (43)
  Other                               38.1       (43.5)       81.6     188
                                 ---------------------------------
    Total                        $ 1,401.0   $ 1,872.5     ($471.5)    (25)
                                 =================================
Billed Electric Energy
 Sales (GWH):
  Residential                        7,274       7,537        (263)     (3)
  Commercial                         5,598       5,574          24       -
  Industrial                         9,590      10,311        (721)     (7)
  Governmental                         617         615           2       -
                                 ---------------------------------
    Total retail                    23,079      24,037        (958)     (4)
  Sales for resale                   2,181       2,449        (268)    (11)
                                 ---------------------------------
    Total                           25,260      26,486      (1,226)     (5)
                                 =================================

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the first quarter of 2002 compared with 2001 primarily due to increased other operation and maintenance expenses, decreased interest income, and decreased sales for resale. The overall decrease was partially offset by increased unbilled revenue and a lower effective income tax rate.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 2002 compared with 2001 are as follows:

                             First Quarter
     Description         Increase/(Decrease)
                            (In Millions)

Base rate differences            $6.3
Rate riders                      (8.5)
Fuel cost recovery               15.2
Sales volume/weather             (8.2)
Unbilled revenue                 11.6
Other revenue                     0.5
Sales for resale                (32.9)
                               ------
   Total                       ($16.0)
                               ======

Base rate differences

      Base rate differences increased revenues for the first quarter of 2002 primarily due to the effect of block rates on residential customers and higher effective prices for commercial and industrial customers due to decreased KWH usage.

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      Rate rider revenues decreased for the first quarter of 2002 primarily due to a decrease in the Grand Gulf rate rider effective January 2002 compared to the rate rider in effect during the first quarter of 2001. The Grand Gulf rate rider allows Entergy Arkansas to recover 78% of its share of operating costs for Grand Gulf 1.

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

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Fuel cost recovery revenues increased for the first quarter of 2002 primarily due to an increase in the energy cost recovery rider that became effective in April 2001. The rider utilizes prior year energy costs and projected energy sales for the twelve month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year. The increase in the energy cost recovery rider allows Entergy Arkansas to recover previously under-recovered fuel expenses. The rider is discussed further in Note 2 to the financial statements in the Form 10-K.

Sales volume/weather

      For  the  first  quarter of 2002, lower electric  sales  volume decreased revenues due to decreased usage of 95 GWH in the residential and commercial sectors after adjusting for the weather effect and 54 GWH in the industrial sector. The decreased usage resulted in higher effective rates in each sector, which are reflected in base rate differences. The effect of less favorable weather in the first quarter of 2002 compared to the first quarter of 2001 decreased electric sales volume by 57 GWH in the residential and commercial sectors.

Unbilled revenue

      Unbilled revenue increased for the first quarter of 2002 primarily due to the effect of more favorable weather in March 2002 on the unbilled revenue calculation.

Sales for resale

      Sales for resale decreased for the first quarter of 2002 due to a decrease in sales volume to municipalities and co-operatives coupled with a decrease in the average price of energy sold to wholesale customers.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the first quarter of 2002 primarily due to:

     o decreased market prices of natural gas and purchased power; and
     o decreased purchased power volume as a result of displacement by lower priced coal and nuclear generation.

Other operation and maintenance

     Other operation and maintenance expenses increased for the first quarter of 2002 primarily due to:

     o lower nuclear insurance refunds of $3 million;
     o recording of 2000 ice storm expenses of $2.7 million as recommended by the APSC staff; and
     o an increase in incentive compensation expense of $2.4 million.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other regulatory credits - net

     Other regulatory credits decreased for the first quarter of 2002 primarily due to a decrease in Grand Gulf demand charges as a result of the final FERC order in System Entergy's 1995 rate proceeding. See Note 2 of the financial statements in the Form 10-K for further discussion of the FERC order.

Other

Other income

     Other income decreased for the first quarter of 2002 primarily due to a decrease in interest income recorded on the deferred fuel balance resulting from an increase in fuel cost recovery revenue as mentioned above.

Income taxes

     The effective income tax rates for the first quarter of 2002 and 2001 were 27.1% and 42.2%, respectively. The decrease in the effective tax rate was primarily due to updating book and tax timing differences related to research and experimental expenses consistent with amended tax returns.


                          ENTERGY ARKANSAS, INC.
                            INCOME STATEMENTS
          For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)

                                                               2002        2001
                                                                 (In Thousands)
                   OPERATING REVENUES
Domestic electric                                             $377,823    $393,800
                                                              --------    --------
                   OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                  104,253      70,748
   Purchased power                                              71,674     124,098
   Nuclear refueling outage expenses                             6,862       6,821
   Other operation and maintenance                              82,035      71,545
Taxes other than income taxes                                   11,187       8,764
Depreciation, amortization, and decommissioning                 46,485      46,632
Other regulatory credits - net                                    (404)     (6,455)
                                                              --------    --------
TOTAL                                                          322,092     322,153
                                                              --------    --------

OPERATING INCOME                                                55,731      71,647
                                                              --------    --------

                      OTHER INCOME
Allowance for equity funds used during construction              1,339       1,091
Interest and dividend income                                       978       4,921
Miscellaneous - net                                               (991)     (1,114)
                                                              --------    --------
TOTAL                                                            1,326       4,898
                                                              --------    --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                      22,468      22,436
Other interest - net                                             2,932       3,390
Distributions on preferred securities of subsidiary              1,275       1,275
Allowance for borrowed funds used during construction             (947)       (711)
                                                              --------    --------
TOTAL                                                           25,728      26,390
                                                              --------    --------

INCOME BEFORE INCOME TAXES                                      31,329      50,155

Income taxes                                                     8,491      21,177
                                                              --------    --------

NET INCOME                                                      22,838      28,978

Preferred dividend requirements and other                        1,944       1,944
                                                              --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                   $20,894     $27,034
                                                              ========    ========
See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                         STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)

                                                                        2002         2001
                                                                          (In Thousands)

                     OPERATING ACTIVITIES
Net income                                                              $22,838      $28,978
Noncash items included in net income:
  Other regulatory credits - net                                           (404)      (6,455)
  Depreciation, amortization, and decommissioning                        46,485       46,632
  Deferred income taxes and investment tax credits                      (40,621)      19,910
  Allowance for equity funds used during construction                    (1,339)      (1,091)
Changes in working capital:
  Receivables                                                            14,061       46,501
  Fuel inventory                                                        (19,794)     (12,143)
  Accounts payable                                                      (24,675)    (132,596)
  Taxes accrued                                                          56,560        4,880
  Interest accrued                                                       (4,854)      (2,397)
  Deferred fuel costs                                                    51,058       19,888
  Other working capital accounts                                          8,555       18,541
Provision for estimated losses and reserves                              (3,319)      (3,589)
Changes in other regulatory assets                                      (10,947)     (25,470)
Changes in other deferred credits                                        (5,274)      22,254
Other                                                                   (29,342)       6,704
                                                                      ---------    ---------
Net cash flow provided by operating activities                           58,988       30,547
                                                                      ---------    ---------

                     INVESTING ACTIVITIES
Construction expenditures                                               (44,733)     (67,383)
Allowance for equity funds used during construction                       1,339        1,091
Nuclear fuel purchases                                                  (30,451)     (19,099)
Proceeds from sale/leaseback of nuclear fuel                             30,451       19,099
Decommissioning trust contributions and realized
    change in trust assets                                               (2,823)      (2,270)
Changes in other temporary investments - net                             38,397            -
Other regulatory investments                                                  -      (19,921)
                                                                      ---------    ---------
Net cash flow used in investing activities                               (7,820)     (88,483)
                                                                      ---------    ---------

                     FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                             94,742            -
Retirement of long-term debt                                           (170,000)           -
Changes in short-term borrowings                                           (667)      63,000
Dividends paid:
  Common stock                                                           (5,600)        (300)
  Preferred stock                                                        (1,944)           -
                                                                      ---------    ---------
Net cash flow provided by (used in) financing activities                (83,469)      62,700
                                                                      ---------    ---------

Net increase (decrease) in cash and cash equivalents                    (32,301)       4,764

Cash and cash equivalents at beginning of period                        103,466        7,838
                                                                      ---------    ---------

Cash and cash equivalents at end of period                              $71,165      $12,602
                                                                      =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                                  $30,236      $28,237
  Income taxes                                                          ($3,873)         ($3)
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                         ($6,138)     ($3,826)
  Long-term debt refunded with proceeds from
   long-term debt issued in prior period                               ($47,000)           -

See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                           BALANCE SHEETS
                                ASSETS
                 March 31, 2002 and December 31, 2001
                              (Unaudited)

                                                                        2002        2001
                                                                           (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                   $8,645      $18,331
  Temporary cash investments - at cost,
    which approximates market                                            62,520       85,135
                                                                     ----------   ----------
        Total cash and cash equivalents                                  71,165      103,466
                                                                     ----------   ----------
Other temporary investments                                                   -       38,397
Accounts receivable:
  Customer                                                               75,001       80,719
  Allowance for doubtful accounts                                        (1,667)      (1,667)
  Associated companies                                                   57,466       65,102
  Other                                                                  22,845       20,889
  Accrued unbilled revenues                                              59,644       62,307
                                                                     ----------   ----------
    Total accounts receivable                                           213,289      227,350
                                                                     ----------   ----------
Deferred fuel costs                                                           -       17,246
Accumulated deferred income taxes                                        42,826       22,698
Fuel inventory - at average cost                                         24,166        4,372
Materials and supplies - at average cost                                 76,630       75,499
Deferred nuclear refueling outage costs                                   8,106       14,508
Prepayments and other                                                     7,304       53,386
                                                                     ----------   ----------
TOTAL                                                                   443,486      556,922
                                                                     ----------   ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                     11,217       11,217
Decommissioning trust funds                                             347,799      351,114
Non-utility property - at cost (less accumulated depreciation)            1,464        1,465
Other - at cost (less accumulated depreciation)                           2,976        2,976
                                                                     ----------   ----------
TOTAL                                                                   363,456      366,772
                                                                     ----------   ----------

                      UTILITY PLANT
Electric                                                              5,421,884    5,399,294
Property under capital lease                                             34,997       35,604
Construction work in progress                                           169,790      157,994
Nuclear fuel under capital lease                                         91,081       65,556
Nuclear fuel                                                              7,174        8,156
                                                                     ----------   ----------
TOTAL UTILITY PLANT                                                   5,724,926    5,666,604
Less - accumulated depreciation and amortization                      2,646,584    2,615,013
                                                                     ----------   ----------
UTILITY PLANT - NET                                                   3,078,342    3,051,591
                                                                     ----------   ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                       179,285      164,146
  Unamortized loss on reacquired debt                                    41,571       40,817
  Other regulatory assets                                               256,343      260,535
Other                                                                    20,409       10,797
                                                                     ----------   ----------
TOTAL                                                                   497,608      476,295
                                                                     ----------   ----------

TOTAL ASSETS                                                         $4,382,892   $4,451,580
                                                                     ==========   ==========
See Notes to Financial Statements.


                           ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2002 and December 31, 2001
                                (Unaudited)

                                                                      2002        2001
                                                                        (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                    $100,000      $85,000
Notes payable                                                               -          667
Accounts payable:
  Associated companies                                                 24,559       32,868
  Other                                                                70,670       87,036
Customer deposits                                                      33,449       32,589
Taxes accrued                                                         160,841      104,281
Interest accrued                                                       25,690       30,544
Deferred fuel costs                                                    33,812            -
Obligations under capital leases                                       52,074       51,973
System Energy refund                                                   11,462       53,732
Other                                                                  15,833       17,221
                                                                   ----------   ----------
TOTAL                                                                 528,390      495,911
                                                                   ----------   ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     807,360      809,742
Accumulated deferred investment tax credits                            81,987       83,239
Obligations under capital leases                                       74,005       49,187
Transition to competition                                             154,001      152,414
Accumulated provisions                                                 38,096       41,415
Other                                                                 102,150      107,424
                                                                   ----------   ----------
TOTAL                                                               1,257,599    1,243,421
                                                                   ----------   ----------

Long-term debt                                                      1,177,475    1,308,075
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     60,000       60,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  116,350      116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 2002
  and 2001                                                                470          470
Paid-in capital                                                       591,127      591,127
Retained earnings                                                     651,481      636,226
                                                                   ----------   ----------
TOTAL                                                               1,359,428    1,344,173
                                                                   ----------   ----------
Commitments and Contingencies

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $4,382,892   $4,451,580
                                                                   ==========   ==========
See Notes to Financial Statements.


                                 ENTERGY ARKANSAS, INC.
                               SELECTED OPERATING RESULTS
                   For the Three Months Ended March 31, 2002 and 2001
                                       (Unaudited)

                                                                Increase/
             Description                   2002       2001     (Decrease)    %
                                                  (In Millions)
Electric Operating Revenues:
  Residential                            $ 137.2    $ 140.0       ($2.8)    (2)
  Commercial                                72.1       68.4         3.7      5
  Industrial                                81.7       78.3         3.4      4
  Governmental                               4.0        3.5         0.5     14
                                         -------------------------------------
    Total retail                           295.0      290.2         4.8      2
  Sales for resale
     Associated companies                   41.7       49.6        (7.9)   (16)
     Non-associated companies               34.8       59.8       (25.0)   (42)
  Other                                      6.3      (5.8)        12.1    209
                                         -------------------------------------
    Total                                $ 377.8    $ 393.8      ($16.0)    (4)
                                         =====================================
Billed Electric Energy
 Sales (GWH):
  Residential                              1,721      1,854        (133)    (7)
  Commercial                               1,131      1,150         (19)    (2)
  Industrial                               1,606      1,660         (54)    (3)
  Governmental                                62         57           5      9
                                         -------------------------------------
    Total retail                           4,520      4,721        (201)    (4)
  Sales for resale
     Associated companies                  2,082      1,128         954     85
     Non-associated companies              1,014      1,331        (317)   (24)
                                         -------------------------------------
    Total                                  7,616      7,180         436      6
                                         =====================================

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the first quarter of 2002 compared with 2001 primarily due to decreased sales for resale, increased other operation and maintenance expenses, and decreased interest income, partially offset by decreased interest expense.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the first quarter of 2002 compared with 2001 are as follows:

                              First Quarter
     Description          Increase/(Decrease)
                             (In Millions)

Base rate differences            ($0.4)
Fuel cost recovery              (208.0)
Sales volume/weather             (10.9)
Unbilled revenue                  (2.0)
Other revenue                      0.9
Sales for resale                 (31.2)
                               -------
   Total                       ($251.6)
                               =======

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

     Fuel cost recovery revenues decreased $154.8 million in the Louisiana jurisdiction due to the current period recovery through the fuel adjustment clause of lower fuel and purchased power costs from prior months. In the Louisiana jurisdiction, these fuel costs are recovered on a two-month lag. In the Texas jurisdiction, fuel cost recovery revenues decreased $53.2 million due to a decrease in the fixed fuel factor in March 2002 and due to the termination of a fuel recovery surcharge in February 2002.

Sales volume/weather

      Lower electric sales volume reduced revenues for the first quarter of 2002 primarily due to decreased usage in the industrial sector as a result of the loss of an industrial customer. Under the terms of the contract with this industrial customer, Entergy Gulf States was also required to purchase the electricity produced by the industrial customer's generating units. As a result of the relief of the purchased power obligation, the loss of this customer will not have a negative impact on Entergy Gulf States' earnings.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Sales for resale

     Sales  for  resale  for  the  first quarter  of  2002  decreased
primarily  due  to  a  decrease  in  the  average  price  of   resale
electricity.

Gas operating revenues

     Gas operating revenues decreased for the first quarter of 2002 primarily due to the substantially decreased market price of natural gas.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the first quarter of 2002 primarily due decreases in the market prices of natural gas and purchased power.

Other operation and maintenance

     Other operation and maintenance expenses increased for the first quarter of 2002 due to:

     o an increase in incentive compensation expense of $3.4 million;
       and
     o an increase in nuclear operation and maintenance expenses of $2.9 million.

     The   increase   was   partially  offset  by   a   decrease   in
environmental provisions of $2.2 million.

Other

Other income

      Other income decreased for the first quarter of 2002 primarily due to decreased interest income recorded on the deferred fuel balance due to recovery of some of the balance.

Interest and other charges

      Interest on long-term debt decreased for the first quarter of 2002 primarily due to the retirement of $148 million of First Mortgage Bonds in January 2002 and lower interest expense on variable-rate First Mortgage Bonds.

Income taxes

     The effective income tax rates for the first quarter of 2002 and 2001 were 38.5% and 37.1%, respectively.

                        ENTERGY GULF STATES, INC.
                            INCOME STATEMENTS
            For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)

                                                             2002        2001
                                                               (In Thousands)
                  OPERATING REVENUES
Domestic electric                                           $447,251    $698,876
Natural gas                                                   16,653      35,600
                                                            --------    --------
TOTAL                                                        463,904     734,476
                                                            --------    --------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                139,854     293,166
   Purchased power                                            65,829     141,953
   Nuclear refueling outage expenses                           3,056       3,090
   Other operation and maintenance                            97,575      93,254
Decommissioning                                                1,573       1,562
Taxes other than income taxes                                 30,638      30,996
Depreciation and amortization                                 50,293      49,761
Other regulatory charges (credits) - net                         600      (5,488)
                                                            --------    --------
TOTAL                                                        389,418     608,294
                                                            --------    --------

OPERATING INCOME                                              74,486     126,182
                                                            --------    --------

                     OTHER INCOME
Allowance for equity funds used during construction            2,225       1,825
Gain on sale of assets                                           663         585
Interest and dividend income                                   2,321       7,933
Miscellaneous - net                                           (1,095)     (1,412)
                                                            --------    --------
TOTAL                                                          4,114       8,931
                                                            --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                    31,847      38,793
Other interest - net                                           1,597       2,336
Distributions on preferred securities of subsidiary            1,859       1,859
Allowance for borrowed funds used during construction         (2,258)     (1,714)
                                                            --------    --------
TOTAL                                                         33,045      41,274
                                                            --------    --------

INCOME BEFORE INCOME TAXES                                    45,555      93,839

Income taxes                                                  17,517      34,793
                                                            --------    --------

NET INCOME                                                    28,038      59,046

Preferred dividend requirements and other                      1,234       1,310
                                                            --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $26,804     $57,736
                                                            ========    ========
See Notes to Financial Statements.



                           ENTERGY GULF STATES, INC.
                           STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                                                  2002         2001
                                                                    (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                        $28,038      $59,046
Noncash items included in net income:
  Reserve for regulatory adjustments                                2,517        2,073
  Other regulatory charges (credits) - net                            600       (5,488)
  Depreciation, amortization, and decommissioning                  51,866       51,323
  Deferred income taxes and investment tax credits                (21,724)      35,990
  Allowance for equity funds used during construction              (2,225)      (1,825)
  Gain on sale of assets                                             (663)        (585)
Changes in working capital:
  Receivables                                                      37,958       30,298
  Fuel inventory                                                   (1,872)     (12,574)
  Accounts payable                                                (33,225)     (95,746)
  Taxes accrued                                                    31,828       (7,338)
  Interest accrued                                                    963        3,030
  Deferred fuel costs                                              13,781       23,481
  Other working capital accounts                                   14,295       11,818
Provision for estimated losses and reserves                        (1,629)      (1,332)
Changes in other regulatory assets                                  3,562      (10,298)
Other                                                               6,058        8,798
                                                                 --------     --------
Net cash flow provided by operating activities                    130,128       90,671
                                                                 --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                         (68,038)     (60,860)
Allowance for equity funds used during construction                 2,225        1,825
Nuclear fuel purchases                                            (21,733)      (3,937)
Proceeds from sale/leaseback of nuclear fuel                       21,923        3,937
Decommissioning trust contributions and realized
    change in trust assets                                         (2,610)      (2,807)
Changes in other temporary investments - net                       44,643            -
Other regulatory investments                                            -      (33,716)
                                                                 --------     --------
Net cash flow used in investing activities                        (23,590)     (95,558)
                                                                 --------     --------

                  FINANCING ACTIVITIES
Retirement of long-term debt                                     (148,000)           -
Redemption of preferred stock                                      (1,403)      (1,999)
Dividends paid:
  Common stock                                                    (14,800)     (19,000)
  Preferred stock                                                  (1,242)      (1,323)
                                                                 --------     --------
Net cash flow used in financing activities                       (165,445)     (22,322)
                                                                 --------     --------

Net decrease in cash and cash equivalents                         (58,907)     (27,209)

Cash and cash equivalents at beginning of period                  123,728       68,279
                                                                 --------     --------

Cash and cash equivalents at end of period                        $64,821      $41,070
                                                                 ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $33,001      $38,649
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                   ($1,556)     ($2,674)

See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                                 ASSETS
                   March 31, 2002 and December 31, 2001
                              (Unaudited)

                                                                    2002           2001
                                                                      (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                               $17,067       $19,503
  Temporary cash investments - at cost,
    which approximates market                                         47,754       104,225
                                                                  ----------    ----------
        Total cash and cash equivalents                               64,821       123,728
                                                                  ----------    ----------
Other temporary investments                                                -        44,643
Accounts receivable:
  Customer                                                            74,258        81,136
  Allowance for doubtful accounts                                     (2,131)       (2,131)
  Associated companies                                                21,677        34,032
  Other                                                               33,098        53,249
  Accrued unbilled revenues                                           86,170        84,744
                                                                  ----------    ----------
    Total accounts receivable                                        213,072       251,030
                                                                  ----------    ----------
Deferred fuel costs                                                  112,949       126,730
Fuel inventory - at average cost                                      55,883        54,011
Materials and supplies - at average cost                              94,322        95,674
Prepayments and other                                                 10,892        22,373
                                                                  ----------    ----------
TOTAL                                                                551,939       718,189
                                                                  ----------    ----------

               OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                          246,436       245,382
Non-utility property - at cost (less accumulated depreciation)       194,466       194,830
Other                                                                 16,918        15,970
                                                                  ----------    ----------
TOTAL                                                                457,820       456,182
                                                                  ----------    ----------

                       UTILITY PLANT
Electric                                                           7,712,243     7,694,226
Property under capital lease                                          26,342        28,087
Natural gas                                                           59,552        59,100
Construction work in progress                                        258,925       221,730
Nuclear fuel under capital lease                                      61,024        67,688
                                                                  ----------    ----------
TOTAL UTILITY PLANT                                                8,118,086     8,070,831
Less - accumulated depreciation and amortization                   3,787,191     3,750,770
                                                                  ----------    ----------
UTILITY PLANT - NET                                                4,330,895     4,320,061
                                                                  ----------    ----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                    424,459       426,623
  Unamortized loss on reacquired debt                                 33,513        34,321
  Other regulatory assets                                            199,931       201,329
Long-term receivables                                                 25,768        26,576
Other                                                                 24,264        26,460
                                                                  ----------    ----------
TOTAL                                                                707,935       715,309
                                                                  ----------    ----------

TOTAL ASSETS                                                      $6,048,589    $6,209,741
                                                                  ==========    ==========
See Notes to Financial Statements.


                           ENTERGY GULF STATES, INC.
                                BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2002 and December 31, 2001
                                  (Unaudited)

                                                                    2002           2001
                                                                      (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                    $39,000      $147,921
Accounts payable:
  Associated companies                                                37,372        38,728
  Other                                                              103,154       135,023
Customer deposits                                                     44,999        45,876
Taxes accrued                                                        122,432        90,604
Accumulated deferred income taxes                                     11,181        21,412
Nuclear refueling outage costs                                         5,125         2,080
Interest accrued                                                      44,377        43,414
Obligations under capital leases                                      36,515        36,668
Other                                                                 20,280        20,995
                                                                  ----------    ----------
TOTAL                                                                464,435       582,721
                                                                  ----------    ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  1,217,727     1,227,084
Accumulated deferred investment tax credits                          161,925       163,766
Obligations under capital leases                                      50,851        60,163
Decommissioning                                                      145,480       144,926
Transition to competition                                             79,098        79,098
Regulatory reserves                                                   36,108        33,591
Accumulated provisions                                                62,182        63,811
Other                                                                 98,320        93,719
                                                                  ----------    ----------
TOTAL                                                              1,851,691     1,866,158
                                                                  ----------    ----------

Long-term debt                                                     1,919,956     1,958,897
Preferred stock with sinking fund                                     24,781        26,185
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                    85,000        85,000

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  47,327        47,327
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2002 and 2001         114,055       114,055
Paid-in capital                                                    1,157,459     1,157,459
Retained earnings                                                    383,885       371,939
                                                                  ----------    ----------
TOTAL                                                              1,702,726     1,690,780
                                                                  ----------    ----------

Commitments and Contingencies

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $6,048,589    $6,209,741
                                                                  ==========    ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                        SELECTED OPERATING RESULTS
           For the Three Months Ended March 31, 2002 and 2001
                                (Unaudited)

                                                       Increase/
          Description             2002        2001     (Decrease)     %
                                         (In Millions)
Electric Operating Revenues:
  Residential                     $ 144.8    $ 188.5     ($ 43.7)    (23)
  Commercial                        108.9      145.3       (36.4)    (25)
  Industrial                        144.0      280.6      (136.6)    (49)
  Governmental                        7.7        9.9        (2.2)    (22)
                                  ------------------------------
    Total retail                    405.4      624.3      (218.9)    (35)
  Sales for resale
     Associated companies             4.5       12.4        (7.9)    (64)
     Non-associated companies        27.8       51.1       (23.3)    (46)
  Other                               9.6       11.1        (1.5)    (14)
                                  ------------------------------
    Total                         $ 447.3    $ 698.9    ($ 251.6)    (36)
                                  ==============================
Billed Electric Energy
 Sales (GWH):
  Residential                       2,102      2,126         (24)     (1)
  Commercial                        1,776      1,744          32       2
  Industrial                        3,644      4,252        (608)    (14)
  Governmental                        111        111           -       -
                                  ------------------------------
    Total retail                    7,633      8,233        (600)     (7)
  Sales for resale
     Associated companies             104        107          (3)     (3)
     Non-associated companies       1,057        959          98      10
                                  ------------------------------
    Total                           8,794      9,299        (505)     (5)
                                  ==============================

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the first quarter of 2002 compared with 2001 primarily due to an increase in unbilled revenue, partially offset by an increase in other operation and maintenance expenses.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 2002 compared with 2001 are as follows:

                               First Quarter
      Description           Increase/(Decrease)
                               (In Millions)

Fuel cost recovery                ($223.3)
Sales volume/weather                 (0.4)
Unbilled revenue                     45.1
Other revenue                         2.9
Sales for resale                     (3.3)
                                  -------
   Total                          ($179.0)
                                  =======

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

      Fuel cost recovery revenues decreased due to recovery, through the fuel adjustment clause, of lower fuel and purchased power expenses primarily due to decreases in the market price of natural gas and purchased power.

Unbilled revenue

      As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenue for 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenue for the first quarter of 2002 compared to the first quarter of 2001 is due to the effect on the March 2001 unbilled calculation of higher unbilled revenue in December 2000 caused by volume/weather.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the first quarter of 2002 primarily due to a 59.8% decrease in the market price of natural gas, in addition to decreases in the market price of purchased power and oil.

Other operation and maintenance

      Other operation and maintenance expenses increased for the first quarter of 2002 primarily due to:

     o lower nuclear insurance refunds of $1.2 million;
     o an increase in incentive compensation expense of $4.7 million;
       and
     o an increase in employee pension and benefits expense of $1.1 million.

Other regulatory charges - net

      Other regulatory charges increased for the first quarter of 2002 primarily due to the amortization of capacity charges associated with power purchases in the summer of 2000. The amortization of these charges will occur through July 2002. Refer to Note 2 to the financial statements for further discussion of deferred capacity charges.

Other

Other income

      Interest income decreased for the first quarter of 2002 primarily due to lower interest recorded on deferred fuel costs and money pool investments.

Interest and other charges

      Interest on long-term debt decreased for the first quarter of 2002 due to the refinancing and net redemption of First Mortgage Bonds in the amounts of $18.7 million in 2001 and $63.0 million in the first quarter of 2002.

     Other interest decreased for the first quarter of 2002 primarily due to interest accrued in 2001 on reserves provided for fuel-related refunds that were made in the summer of 2001.

Income taxes

     The effective income tax rates for the first quarter of 2002 and 2001 were 41.4% and 48.4%, respectively. The decrease in the effective income tax rate is primarily due to higher pre-tax income reducing the effect of book and tax timing differences.

                        ENTERGY LOUISIANA, INC.
                           INCOME STATEMENTS
          For the Three Months Ended March 31, 2002 and 2001
                             (Unaudited)

                                                           2002         2001
                                                            (In Thousands)
                 OPERATING REVENUES
Domestic electric                                         $369,963     $548,914
                                                          --------     --------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               62,980      234,423
   Purchased power                                          79,763      135,505
   Nuclear refueling outage expenses                         3,050        3,262
   Other operation and maintenance                          78,466       69,813
Decommissioning                                              2,606        2,606
Taxes other than income taxes                               18,433       18,552
Depreciation and amortization                               45,462       44,946
Other regulatory charges - net                               3,315          540
                                                          --------     --------
TOTAL                                                      294,075      509,647
                                                          --------     --------

OPERATING INCOME                                            75,888       39,267
                                                          --------     --------

                    OTHER INCOME
Allowance for equity funds used during construction          1,068          935
Interest and dividend income                                   235        2,669
Miscellaneous - net                                           (879)        (733)
                                                          --------     --------
TOTAL                                                          424        2,871
                                                          --------     --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                  23,441       24,456
Other interest - net                                         1,839        3,518
Distributions on preferred securities of subsidiary          1,575        1,575
Allowance for borrowed funds used during construction         (861)        (709)
                                                          --------     --------
TOTAL                                                       25,994       28,840
                                                          --------     --------

INCOME BEFORE INCOME TAXES                                  50,318       13,298

Income taxes                                                20,824        6,439
                                                          --------     --------

NET INCOME                                                  29,494        6,859

Preferred dividend requirements and other                    1,678        2,378
                                                          --------     --------

EARNINGS APPLICABLE TO
COMMON STOCK                                               $27,816       $4,481
                                                          ========     ========
See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                         STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)

                                                                   2002         2001
                                                                     (In Thousands)
                    OPERATING ACTIVITIES
Net income                                                         $29,494       $6,859
Noncash items included in net income:
  Reserve for regulatory adjustments                                     -          250
  Other regulatory charges - net                                     3,315          540
  Depreciation, amortization, and decommissioning                   48,068       47,552
  Deferred income taxes and investment tax credits                   5,682      (32,902)
  Allowance for equity funds used during construction               (1,068)        (935)
Changes in working capital:
  Receivables                                                       10,151       27,171
  Accounts payable                                                  14,999     (104,832)
  Taxes accrued                                                     26,918       49,557
  Interest accrued                                                 (11,121)     (10,899)
  Deferred fuel costs                                              (28,606)      63,264
  Other working capital accounts                                     2,549        2,198
Provision for estimated losses and reserves                            755        1,820
Changes in other regulatory assets                                   7,705       (4,465)
Other                                                               (7,238)       3,807
                                                                  --------     --------
Net cash flow provided by operating activities                     101,603       48,985
                                                                  --------     --------

                    INVESTING ACTIVITIES
Construction expenditures                                          (44,156)     (42,193)
Allowance for equity funds used during construction                  1,068          935
Nuclear fuel purchases                                             (39,762)           -
Proceeds from sale/leaseback of nuclear fuel                        39,762            -
Decommissioning trust contributions and realized
    change in trust assets                                          (5,506)      (5,637)
Changes in other temporary investments - net                         6,152            -
                                                                  --------     --------
Net cash flow used in investing activities                         (42,442)     (46,895)
                                                                  --------     --------

                    FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                       145,275            -
Retirement of long-term debt                                      (228,968)     (16,388)
Changes in short-term borrowings                                         -       30,000
Dividends paid:
  Common stock                                                      (2,800)           -
  Preferred stock                                                   (1,678)      (2,378)
                                                                  --------     --------
Net cash flow provided by (used in) financing activities           (88,171)      11,234
                                                                  --------     --------

Net increase (decrease) in cash and cash equivalents               (29,010)      13,324

Cash and cash equivalents at beginning of period                    42,408       43,959
                                                                  --------     --------

Cash and cash equivalents at end of period                         $13,398      $57,283
                                                                  ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                             $36,460      $38,950
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                    ($1,457)     ($1,224)

See Notes to Financial Statements.


                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                                 ASSETS
                   March 31, 2002 and December 31, 2001
                              (Unaudited)

                                                                    2002           2001
                                                                     (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                               $13,398       $28,768
  Temporary cash investments - at cost,
    which approximates market                                              -        13,640
                                                                  ----------    ----------
        Total cash and cash equivalents                               13,398        42,408
                                                                  ----------    ----------
Other temporary investments                                                -         6,152
Notes receivable                                                           8             8
Accounts receivable:
  Customer                                                            48,317        48,640
  Allowance for doubtful accounts                                     (1,771)       (1,771)
  Associated companies                                                 9,483         9,090
  Other                                                               22,744        47,965
  Accrued unbilled revenues                                           86,200        71,200
                                                                  ----------    ----------
    Total accounts receivable                                        164,973       175,124
                                                                  ----------    ----------
Accumulated deferred income taxes                                     30,531        42,566
Materials and supplies - at average cost                              75,888        77,523
Deferred nuclear refueling outage costs                                3,452         4,096
Prepayments and other                                                 10,843         9,000
                                                                  ----------    ----------
TOTAL                                                                299,093       356,877
                                                                  ----------    ----------

               OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                  14,230        14,230
Decommissioning trust funds                                          123,712       119,663
Non-utility property - at cost (less accumulated depreciation)        21,625        21,671
                                                                  ----------    ----------
TOTAL                                                                159,567       155,564
                                                                  ----------    ----------

                        UTILITY PLANT
Electric                                                           5,463,466     5,456,093
Property under capital lease                                         239,395       239,395
Construction work in progress                                        132,892       110,792
Nuclear fuel under capital lease                                      72,487        70,316
                                                                  ----------    ----------
TOTAL UTILITY PLANT                                                5,908,240     5,876,596
Less - accumulated depreciation and amortization                   2,569,602     2,538,964
                                                                  ----------    ----------
UTILITY PLANT - NET                                                3,338,638     3,337,632
                                                                  ----------    ----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                    176,779       179,368
  Unamortized loss on reacquired debt                                 27,116        28,341
  Other regulatory assets                                             68,638        73,754
Long-term receivables                                                  1,503         1,515
Other                                                                 18,969        16,650
                                                                  ----------    ----------
TOTAL                                                                293,005       299,628
                                                                  ----------    ----------

TOTAL ASSETS                                                      $4,090,303    $4,149,701
                                                                  ==========    ==========
See Notes to Financial Statements.

                           ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2002 and December 31, 2001
                                (Unaudited)

                                                                    2002           2001
                                                                     (In Thousands)
                     CURRENT LIABILITIES
Currently maturing long-term debt                                    $71,659      $185,627
Accounts payable:
  Associated companies                                                74,455        73,208
  Other                                                              107,212        93,460
Customer deposits                                                     62,030        61,359
Taxes accrued                                                         47,328        20,410
Interest accrued                                                      23,403        34,524
Deferred fuel costs                                                   38,887        67,493
Obligations under capital leases                                      34,171        34,171
Other                                                                 15,561        14,119
                                                                  ----------    ----------
TOTAL                                                                474,706       584,371
                                                                  ----------    ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                    770,762       776,610
Accumulated deferred investment tax credits                          110,591       111,942
Obligations under capital leases                                      38,316        36,144
Accumulated provisions                                                69,277        68,522
Other                                                                 77,287        82,780
                                                                  ----------    ----------
TOTAL                                                              1,066,233     1,075,998
                                                                  ----------    ----------

Long-term debt                                                     1,126,394     1,091,329
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                    70,000        70,000

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                 100,500       100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2002
  and 2001                                                         1,088,900     1,088,900
Capital stock expense and other                                       (1,718)       (1,718)
Retained earnings                                                    165,288       140,321
                                                                  ----------    ----------
TOTAL                                                              1,352,970     1,328,003
                                                                  ----------    ----------

Commitments and Contingencies

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,090,303    $4,149,701
                                                                  ==========    ==========
See Notes to Financial Statements.



                        ENTERGY LOUISIANA, INC.
                       SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 2002 and 2001
                              (Unaudited)

                                                         Increase/
           Description              2002        2001     (Decrease)      %
                                            (In Millions)
Electric Operating Revenues:
  Residential                       $ 119.4    $ 184.7     ($ 65.3)    (35)
  Commercial                           81.0      121.2       (40.2)    (33)
  Industrial                          129.5      245.2      (115.7)    (47)
  Governmental                          8.0       12.3        (4.3)    (35)
                                    ------------------------------
    Total retail                      337.9      563.4      (225.5)    (40)
  Sales for resale
     Associated companies               3.3        4.1        (0.8)    (20)
     Non-associated companies           3.3        5.8        (2.5)    (43)
  Other                                25.4      (24.4)       49.8     204
                                    ------------------------------
    Total                           $ 369.9    $ 548.9     ($179.0)    (33)
                                    ==============================
Billed Electric Energy
 Sales (GWH):
  Residential                         1,922      1,944         (22)     (1)
  Commercial                          1,222      1,217           5       -
  Industrial                          3,578      3,574           4       -
  Governmental                          128        128           -       -
                                    ------------------------------
    Total retail                      6,850      6,863         (13)      -
  Sales for resale
     Associated companies                85         53          32      60
     Non-associated companies            53         96         (43)    (45)
                                    ------------------------------
    Total                             6,988      7,012         (24)      -
                                    ==============================

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the first quarter of 2002 compared with 2001 primarily due to increased net revenue, partially offset by increased other operation and maintenance expenses and decreased interest income.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 2002 compared with 2001 are as follows:

                                       First Quarter
         Description                Increase/(Decrease)
                                       (In Millions)

Base rate differences                       $2.8
Grand Gulf rate rider                       (6.7)
Fuel cost recovery                          (9.6)
Sales volume/weather                        (3.2)
Unbilled revenue                             2.3
Other revenue                                2.4
Sales for resale                           (52.5)
                                          ------
   Total                                  ($64.5)
                                          ======

Grand Gulf rate rider

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

     Grand Gulf rate rider revenue decreased for the first quarter of 2002 as a result of a lower rate which became effective in October 2001.

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

      Fuel cost recovery revenues decreased for the first quarter of 2002 primarily due to lower fuel and purchased power expenses as a result of decreases in the market price of natural gas and purchased power.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Sales for resale

      Sales for resale decreased for the first quarter of 2002 primarily due to a decrease in volume to affiliated customers.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the first quarter of 2002 primarily due to the displacement of oil generation by lower priced gas generation and the decrease in the market price of purchased power. Oil generation was used in the first quarter of 2001 due to significant increases in the market price of natural gas. The decrease was partially offset by an over-recovery of fuel costs, including the effect of increased recoveries approved by the MPSC to recover previous under-recoveries.

Other operation and maintenance

     Other operation and maintenance expenses increased for the first quarter of 2002 primarily due to:

     o an increase in plant maintenance expense of $3.8 million due to an unscheduled outage at a fossil plant in 2002;
     o an increase in injuries and damages expense of $1.1 million; and
     o an insurance reimbursement of $1.4 million received in 2001 in connection with a turbine generator failure.

Other regulatory credits

     Other regulatory credits increased for the first quarter of 2002 primarily due a greater under-recovery of Grand Gulf 1-related costs due to a lower rate implemented in October 2001.

Other

Other income

      Interest income decreased for the first quarter of 2002 primarily due to interest recorded in the first quarter of 2001 on the deferred System Energy costs that Entergy Mississippi was not recovering through rates. The deferral of these costs ceased in the third quarter of 2001 as a result of a final FERC order. See Note 2 to the financial statements in the Form 10-K for further discussion of the System Energy rate proceeding and FERC order.

Income taxes

     The effective income tax rates for the first quarter of 2002 and 2001 were 32.8% and 35.8%, respectively. The decrease in the effective income tax rate for 2002 was primarily due to a larger AFUDC tax adjustment in the first quarter of 2002.


                        ENTERGY MISSISSIPPI, INC.
                           INCOME STATEMENTS
          For the Three Months Ended March 31, 2002 and 2001
                              (Unaudited)

                                                               2002       2001
                                                                (In Thousands)
             OPERATING REVENUES
Domestic electric                                            $191,690    $256,158
                                                             --------    --------
                   OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                  50,568     110,059
   Purchased power                                             75,336      83,464
   Other operation and maintenance                             40,900      33,248
Taxes other than income taxes                                  11,733      11,273
Depreciation and amortization                                  13,506      13,274
Other regulatory credits - net                                (17,281)     (9,684)
                                                             --------    --------
TOTAL                                                         174,762     241,634
                                                             --------    --------

OPERATING INCOME                                               16,928      14,524
                                                             --------    --------

                      OTHER INCOME
Allowance for equity funds used during construction             1,069         423
Interest and dividend income                                    1,042       4,693
Miscellaneous - net                                              (734)       (547)
                                                             --------    --------
TOTAL                                                           1,377       4,569
                                                             --------    --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                      9,962      11,144
Other interest - net                                              621       1,233
Allowance for borrowed funds used during construction            (946)       (347)
                                                             --------    --------
TOTAL                                                           9,637      12,030
                                                             --------    --------

INCOME BEFORE INCOME TAXES                                      8,668       7,063

Income taxes                                                    2,839       2,528
                                                             --------    --------

NET INCOME                                                      5,829       4,535

Preferred dividend requirements and other                         842         842
                                                             --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                   $4,987      $3,693
                                                             ========    ========
See Notes to Financial Statements.



                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 2002 and 2001
                              (Unaudited)

                                                                     2002         2001
                                                                      (In Thousands)
                    OPERATING ACTIVITIES
Net income                                                            $5,829      $4,535
Noncash items included in net income:
  Other regulatory credits - net                                     (17,281)     (9,684)
  Depreciation and amortization                                       13,506      13,274
  Deferred income taxes and investment tax credits                    (3,752)      4,805
  Allowance for equity funds used during construction                 (1,069)       (423)
Changes in working capital:
  Receivables                                                         11,193      25,186
  Fuel inventory                                                       1,916      (3,547)
  Accounts payable                                                   (10,177)    (73,374)
  Taxes accrued                                                      (15,896)    (23,597)
  Interest accrued                                                      (822)      2,062
  Deferred fuel costs                                                 14,548     (12,807)
  Other working capital accounts                                      (4,666)     (4,563)
Provision for estimated losses and reserves                             (524)       (784)
Changes in other regulatory assets                                   (12,599)     (9,010)
Other                                                                 24,110      17,250
                                                                    --------    --------
Net cash flow provided by (used in) operating activities               4,316     (70,677)
                                                                    --------    --------

                    INVESTING ACTIVITIES
Construction expenditures                                            (39,535)    (22,163)
Allowance for equity funds used during construction                    1,069         423
Changes in other temporary investments - net                          18,566           -
                                                                    --------    --------
Net cash flow used in investing activities                           (19,900)    (21,740)
                                                                    --------    --------

                    FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                               -      69,689
Changes in short-term borrowings                                           -      25,000
Dividends paid:
  Common stock                                                        (1,700)     (2,000)
  Preferred stock                                                       (842)       (842)
                                                                    --------    --------
Net cash flow provided by (used in) financing activities              (2,542)     91,847
                                                                    --------    --------

Net decrease in cash and cash equivalents                            (18,126)       (570)

Cash and cash equivalents at beginning of period                      54,048       5,113
                                                                    --------    --------

Cash and cash equivalents at end of period                           $35,922      $4,543
                                                                    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                               $10,806      $9,779

See Notes to Financial Statements.



                        ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                  ASSETS
                   March 31, 2002 and December 31, 2001
                                (Unaudited)

                                                                          2002        2001
                                                                           (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                     $9,431      $12,883
  Temporary cash investments - at cost,
    which approximates market                                              26,491       41,165
                                                                       ----------   ----------
        Total cash and cash equivalents                                    35,922       54,048
                                                                       ----------   ----------
Other temporary investments                                                     -       18,566
Accounts receivable:
  Customer                                                                 43,343       50,370
  Allowance for doubtful accounts                                          (1,044)      (1,044)
  Associated companies                                                     14,003       14,201
  Other                                                                     2,924        2,892
  Accrued unbilled revenues                                                26,300       30,300
                                                                       ----------   ----------
    Total accounts receivable                                              85,526       96,719
                                                                       ----------   ----------
Deferred fuel costs                                                        91,610      106,158
Fuel inventory - at average cost                                            2,908        4,824
Materials and supplies - at average cost                                   17,263       16,896
Prepayments and other                                                       6,891        8,521
                                                                       ----------   ----------
TOTAL                                                                     240,120      305,732
                                                                       ----------   ----------

               OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                        5,531        5,531
Non-utility property - at cost (less accumulated depreciation)              6,690        6,723
                                                                       ----------   ----------
TOTAL                                                                      12,221       12,254
                                                                       ----------   ----------

                       UTILITY PLANT
Electric                                                                1,956,233    1,939,182
Property under capital lease                                                  202          211
Construction work in progress                                             125,740      110,450
                                                                       ----------   ----------
TOTAL UTILITY PLANT                                                     2,082,175    2,049,843
Less - accumulated depreciation and amortization                          747,742      741,892
                                                                       ----------   ----------
UTILITY PLANT - NET                                                     1,334,433    1,307,951
                                                                       ----------   ----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                          22,674       22,387
  Unamortized loss on reacquired debt                                      13,625       13,925
  Other regulatory assets                                                  25,815       13,503
Other                                                                       6,527        7,274
                                                                       ----------   ----------
TOTAL                                                                      68,641       57,089
                                                                       ----------   ----------

TOTAL ASSETS                                                           $1,655,415   $1,683,026
                                                                       ==========   ==========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   March 31, 2002 and December 31, 2001
                              (Unaudited)

                                                                          2002        2001
                                                                           (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                        $255,000      $65,000
Accounts payable:
  Associated companies                                                     41,459       45,554
  Other                                                                    21,301       27,383
Customer deposits                                                          30,813       29,421
Taxes accrued                                                              15,588       31,484
Accumulated deferred income taxes                                          11,591       19,277
Interest accrued                                                           16,845       17,667
Obligations under capital leases                                               37           36
System Energy Refund                                                        7,418       14,836
Other                                                                       2,061        1,964
                                                                       ----------   ----------
TOTAL                                                                     402,113      252,622
                                                                       ----------   ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                         271,881      266,498
Accumulated deferred investment tax credits                                17,555       17,908
Obligations under capital leases                                              165          175
Accumulated provisions                                                      7,103        7,627
Other                                                                      42,706       37,678
                                                                       ----------   ----------
TOTAL                                                                     339,410      329,886
                                                                       ----------   ----------

Long-term debt                                                            399,849      589,762

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                       50,381       50,381
  Common stock, no par value, authorized 15,000,000
     shares; issued and outstanding 8,666,357 shares in 2002
  and 2001                                                                199,326      199,326
Capital stock expense and other                                               (59)         (59)
Retained earnings                                                         264,395      261,108
                                                                       ----------   ----------
TOTAL                                                                     514,043      510,756
                                                                       ----------   ----------

Commitments and Contingencies

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,655,415   $1,683,026
                                                                       ==========   ==========
See Notes to Financial Statements.


                          ENTERGY MISSISSIPPI, INC.
                         SELECTED OPERATING RESULTS
             For the Three Months Ended March 31, 2002 and 2001
                                (Unaudited)

                                                         Increase/
           Description              2002        2001     (Decrease)        %
                                          (In Millions)
Electric Operating Revenues:
  Residential                        $ 73.0     $ 80.9      ($ 7.9)    (10)
  Commercial                           64.1       67.6        (3.5)     (5)
  Industrial                           36.2       41.3        (5.1)    (12)
  Governmental                          6.4        6.7        (0.3)     (4)
                                    ------------------------------
    Total retail                      179.7      196.5       (16.8)     (9)
  Sales for resale
     Associated companies               5.2       56.6       (51.4)    (91)
     Non-associated companies           3.4        4.4        (1.0)    (23)
  Other                                 3.4       (1.3)        4.7     362
                                    ------------------------------
    Total                           $ 191.7    $ 256.2     ($ 64.5)    (25)
                                    ==============================
Billed Electric Energy
 Sales (GWH):
  Residential                         1,126      1,215         (89)     (7)
  Commercial                            963        975         (12)     (1)
  Industrial                            672        734         (62)     (8)
  Governmental                           87         90          (3)     (3)
                                    ------------------------------
    Total retail                      2,848      3,014        (166)     (6)
  Sales for resale
     Associated companies                45        874        (829)    (95)
     Non-associated companies            47         51          (4)     (8)
                                    ------------------------------
    Total                             2,940      3,939        (999)    (25)
                                    ==============================

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income (Loss)

      Entergy New Orleans experienced a net loss in the first quarter of 2002 primarily due to accruals for potential rate actions and refunds.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the first quarter of 2002 compared with 2001 are as follows:

                                First Quarter
     Description            Increase/(Decrease)
                               (In Millions)

Base rate differences              ($3.0)
Fuel cost recovery                 (42.0)
Sales volume/weather                 1.0
Unbilled revenue                     0.7
Other revenue                       (5.9)
Sales for resale                    (6.8)
                                  ------
   Total                          ($56.0)
                                  ======

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

      Fuel cost recovery revenues decreased for the first quarter of 2002 primarily due to recovery, through the fuel adjustment clause, of lower fuel and purchased power expenses. The decrease in fuel and purchased power expenses was a result of decreased market prices of natural gas and purchased power.

Other revenue

     Other revenue decreased for the first quarter of 2002 primarily due to accruals for potential rate actions and refunds.

Sales for resale

      Sales for resale decreased for the first quarter of 2002 primarily due to a decrease in the average price of energy.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Gas operating revenues

     Gas operating revenues decreased for the first quarter of 2002 due to the decreased market price of natural gas coupled with decreased sales volume.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the first quarter of 2002 primarily due to a 74% decrease in the market price of natural gas in addition to a decrease in the market price of purchased power.

Taxes other than income taxes

     Taxes other than income taxes decreased for the first quarter of 2002 primarily due to a decrease in local franchise taxes as a result of lower retail revenue.

Other

Other income

      Other income decreased for the first quarter of 2002 primarily due to interest recorded in the first quarter of 2001 on deferred System Energy costs that Entergy New Orleans was not recovering through rates. The deferral of these costs ceased in the third quarter of 2001 as a result of a final FERC order. See Note 2 to the financial statements in the Form 10-K for further discussion of the System Energy rate proceeding and FERC order.

Income taxes

     The effective income tax rates for the first quarter of 2002 and 2001 were 33.8% and 56.3%, respectively. The decrease in the tax rate for the first quarter of 2002 is primarily due to the pre-tax loss decreasing the effect of book and tax timing differences.


                         ENTERGY NEW ORLEANS, INC.
                         STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2002 and 2001
                                 (Unaudited)


                                                                2002         2001
                                                                    (In Thousands)
                   OPERATING REVENUES
Domestic electric                                               $73,223     $129,231
Natural gas                                                      29,724       74,784
                                                               --------     --------
TOTAL                                                           102,947      204,015
                                                               --------     --------

                   OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                    28,657      108,827
   Purchased power                                               35,509       48,467
   Other operation and maintenance                               21,912       20,960
Taxes other than income taxes                                     9,292       13,686
Depreciation and amortization                                     6,843        6,326
Other regulatory charges - net                                    2,409        1,531
                                                               --------     --------
TOTAL                                                           104,622      199,797
                                                               --------     --------

OPERATING INCOME (LOSS)                                          (1,675)       4,218
                                                               --------     --------

                      OTHER INCOME
Allowance for equity funds used during construction                 430          398
Interest and dividend income                                        274        1,106
Miscellaneous - net                                                (460)        (413)
                                                               --------     --------
TOTAL                                                               244        1,091
                                                               --------     --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                        4,468        4,118
Other interest - net                                                451          426
Allowance for borrowed funds used during construction              (394)        (320)
                                                               --------     --------
TOTAL                                                             4,525        4,224
                                                               --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                                (5,956)       1,085

Income taxes                                                     (2,016)         611
                                                               --------     --------
NET INCOME (LOSS)                                                (3,940)         474

Preferred dividend requirements and other                           241          241
                                                               --------     --------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                                    ($4,181)        $233
                                                               ========     ========
See Notes to Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2002 and 2001
                              (Unaudited)

                                                              2002           2001
                                                                  (In Thousands)
                OPERATING ACTIVITIES
Net income (loss)                                              ($3,940)         $474
Noncash items included in net income (loss):
  Other regulatory charges - net                                 2,409         1,531
  Depreciation and amortization                                  6,843         6,326
  Deferred income taxes and investment tax credits              (1,829)       (4,608)
  Allowance for equity funds used during                          (430)         (398)
construction
Changes in working capital:
  Receivables                                                    9,545        (5,036)
  Fuel inventory                                                 3,020         3,942
  Accounts payable                                               1,060       (18,690)
  Taxes accrued                                                      -         3,560
  Interest accrued                                              (4,518)       (3,753)
  Deferred fuel costs                                           (5,617)       11,358
  Other working capital accounts                               (35,351)      (10,275)
Provision for estimated losses and reserves                         63        (2,243)
Changes in other regulatory assets                                  12        (3,093)
Other                                                            5,843           320
                                                              --------      --------
Net cash flow used in operating activities                     (22,890)      (20,585)
                                                              --------      --------

                INVESTING ACTIVITIES
Construction expenditures                                      (13,324)      (11,194)
Allowance for equity funds used during construction                430           398
Changes in other temporary investments - net                    14,859             -
                                                              --------      --------
Net cash flow provided by (used in) investing activities         1,965       (10,796)
                                                              --------      --------

                FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                         -        29,817
Dividends paid:
  Preferred stock                                                 (241)         (241)
                                                              --------      --------
Net cash flow provided by (used in) financing activities          (241)       29,576
                                                              --------      --------

Net decrease in cash and cash equivalents                      (21,166)       (1,805)

Cash and cash equivalents at beginning of period                38,184         6,302
                                                              --------      --------

Cash and cash equivalents at end of period                     $17,018        $4,497
                                                              ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                          $9,306        $7,758

See Notes to Financial Statements.


                      ENTERGY NEW ORLEANS, INC.
                           BALANCE SHEETS
                               ASSETS
                March 31, 2002 and December 31, 2001
                             (Unaudited)

                                                                     2002        2001
                                                                      (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                $6,865      $5,237
  Temporary cash investments - at cost,
    which approximates market                                         10,153      32,947
                                                                    --------    --------
         Total cash and cash equivalents                              17,018      38,184
                                                                    --------    --------
Other temporary investments                                                -      14,859
Accounts receivable:
  Customer                                                            29,806      33,827
  Allowance for doubtful accounts                                     (2,234)     (2,234)
  Associated companies                                                 5,184      10,527
  Other                                                                4,500       4,511
  Accrued unbilled revenues                                           19,857      20,027
                                                                    --------    --------
    Total accounts receivable                                         57,113      66,658
                                                                    --------    --------
Accumulated deferred income taxes                                      2,823       4,882
Fuel inventory - at average cost                                          61       3,081
Materials and supplies - at average cost                               8,325       8,273
Prepayments and other                                                 35,500      26,239
                                                                    --------    --------
TOTAL                                                                120,840     162,176
                                                                    --------    --------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                   3,259       3,259
                                                                    --------    --------

                     UTILITY PLANT
Electric                                                             605,277     597,575
Natural gas                                                          144,260     142,741
Construction work in progress                                         45,460      43,166
                                                                    --------    --------
TOTAL UTILITY PLANT                                                  794,997     783,482
Less - accumulated depreciation and amortization                     401,074     396,535
                                                                    --------    --------
UTILITY PLANT - NET                                                  393,923     386,947
                                                                    --------    --------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                                    708         761
  Other regulatory assets                                             10,831      10,843
Other                                                                  1,900       2,051
                                                                    --------    --------
TOTAL                                                                 13,439      13,655
                                                                    --------    --------

TOTAL ASSETS                                                        $531,461    $566,037
                                                                    ========    ========
See Notes to Financial Statements.

                           ENTERGY NEW ORLEANS, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     March 31, 2002 and December 31, 2001
                                 (Unaudited)

                                                                     2002        2001
                                                                      (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                    $25,000       $ -
Accounts payable:
  Associated companies                                                19,820      18,199
  Other                                                               23,079      23,640
Customer deposits                                                     19,080      18,931
Interest accrued                                                       2,514       7,032
Deferred fuel costs                                                    4,579      10,196
System Energy Refund                                                       -      33,614
Other                                                                  9,226       1,799
                                                                    --------    --------
TOTAL                                                                103,298     113,411
                                                                    --------    --------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     18,437      25,326
Accumulated deferred investment tax credits                            5,236       5,361
SFAS 109 regulatory liability - net                                   23,492      19,868
Accumulated provisions                                                 5,865       5,802
Other                                                                 24,757      16,735
                                                                    --------    --------
TOTAL                                                                 77,787      73,092
                                                                    --------    --------

Long-term debt                                                       204,120     229,097

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  19,780      19,780
Common stock, $4 par value, authorized 10,000,000
    shares; issued and outstanding 8,435,900 shares in 2002
    and 2001                                                          33,744      33,744
Paid-in capital                                                       36,294      36,294
Retained earnings                                                     56,438      60,619
                                                                    --------    --------
TOTAL                                                                146,256     150,437
                                                                    --------    --------

Commitments and Contingencies

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $531,461    $566,037
                                                                    ========    ========
See Notes to Financial Statements.



                         ENTERGY NEW ORLEANS, INC.
                        SELECTED OPERATING RESULTS
           For the Three Months Ended March 31, 2002 and 2001
                                 (Unaudited)


                                                       Increase/
          Description             2002        2001     (Decrease)      %
                                          (In Millions)
Electric Operating Revenues:
  Residential                      $ 27.2     $ 41.0     ($ 13.8)     (34)
  Commercial                         30.8       48.9       (18.1)     (37)
  Industrial                          4.6        8.3        (3.7)     (45)
  Governmental                       12.5       20.9        (8.4)     (40)
                                   -----------------------------
    Total retail                     75.1      119.1       (44.0)     (37)
  Sales for resale
     Associated companies             0.3        7.0        (6.7)     (96)
     Non-associated companies         0.5        0.6        (0.1)     (17)
  Other                              (2.7)       2.5        (5.2)    (208)
                                   -----------------------------
    Total                          $ 73.2    $ 129.2     ($ 56.0)     (43)
                                   =============================
Billed Electric Energy
 Sales (GWH):
  Residential                         403        397           6        2
  Commercial                          505        488          17        3
  Industrial                           89         91          (2)      (2)
  Governmental                        230        227           3        1
                                   -----------------------------
    Total retail                    1,227      1,203          24        2
  Sales for resale
     Associated companies              16         63         (47)     (75)
     Non-associated companies          10         13          (3)     (23)
                                   -----------------------------
    Total                           1,253      1,279         (26)      (2)
                                   =============================

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the first quarter of 2002 compared with 2001 primarily due to decreased interest charges, partially offset by decreased interest income and increased other operation and maintenance expenses.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt.

      Operating revenues decreased for the first quarter of 2002 as a result of the suspension of the GGART for Entergy Arkansas in July 2001. The net income impact of the suspended tariff is offset in other regulatory charges. See further discussion of the GGART in
Note 2 to the financial statements in the Form 10-K.

Expenses

Other operation and maintenance

     Other operation and maintenance expenses increased for the first quarter of 2002 primarily due to:

     o lower nuclear insurance refunds of $1.7 million; and
     o an increase in incentive compensation expense of $0.8 million.

Depreciation and amortization

      Depreciation and amortization expenses decreased for the first quarter of 2002 primarily due to a lower depreciation rate used in 2002 as mandated by FERC. See further discussion of the System Energy rate proceeding in Note 2 to the financial statements in the Form 10-K.

Other regulatory charges - net

     Other regulatory charges decreased for the first quarter of 2002 primarily due to the suspension of the GGART for Entergy Arkansas in July 2001.

Other

Other income

      Interest income decreased for the first quarter of 2002 as a result of decreased interest earned on System Energy's investments in the money pool due to lower advances to the money pool in 2002.

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Interest and other charges

      Interest on long-term debt decreased for the first quarter of 2002 due to the retirement of $135 million of long-term debt in August 2001.

      Other interest expense decreased for the first quarter of 2002 due to interest recorded in 2001 on System Energy's reserve for rate refund. The refund was made in December 2001.

Income taxes

     The effective income tax rates for the first quarter of 2002 and 2001 were 40.5% and 45.8%, respectively. The decrease in the effective tax rate was primarily due to updating book and tax timing differences related to research and experimental expenses consistent with amended tax returns.

                      SYSTEM ENERGY RESOURCES, INC.
                           INCOME STATEMENTS
          For the Three Months Ended March 31, 2002 and 2001
                             (Unaudited)


                                                               2002        2001
                                                                 (In Thousands)
                   OPERATING REVENUES
Domestic electric                                             $142,330    $151,166
                                                              --------    --------
                   OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                    9,604      10,072
   Nuclear refueling outage expenses                             2,620       4,034
   Other operation and maintenance                              19,213      16,374
Decommissioning                                                  4,014       4,736
Taxes other than income taxes                                    6,716       6,708
Depreciation and amortization                                   27,297      29,481
Other regulatory charges - net                                  12,926      19,167
                                                              --------    --------
TOTAL                                                           82,390      90,572
                                                              --------    --------

OPERATING INCOME                                                59,940      60,594
                                                              --------    --------

                      OTHER INCOME
Allowance for equity funds used during construction                550         270
Interest and dividend income                                       480       5,101
Miscellaneous - net                                               (361)        (30)
                                                              --------    --------
TOTAL                                                              669       5,341
                                                              --------    --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                      15,107      19,011
Other interest - net                                               785       8,706
Allowance for borrowed funds used during construction             (232)       (137)
                                                              --------    --------
TOTAL                                                           15,660      27,580
                                                              --------    --------

INCOME BEFORE INCOME TAXES                                      44,949      38,355

Income taxes                                                    18,222      17,557
                                                              --------    --------

NET INCOME                                                     $26,727     $20,798
                                                              ========    ========

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)

                                                                     2002         2001
                                                                     (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                           $26,727      $20,798
Noncash items included in net income:
  Reserve for regulatory adjustments                                       -       27,644
  Other regulatory charges - net                                      12,926       19,167
  Depreciation, amortization, and decommissioning                     31,311       34,217
  Deferred income taxes and investment tax credits                   (12,124)     (24,524)
  Allowance for equity funds used during construction                   (550)        (270)
Changes in working capital:
  Receivables                                                         (3,000)     (37,157)
  Accounts payable                                                    (1,192)      13,389
  Taxes accrued                                                       14,918       26,464
  Interest accrued                                                   (28,374)     (23,111)
  Other working capital accounts                                      (1,338)         905
Provision for estimated losses and reserves                             (273)        (164)
Changes in other regulatory assets                                     8,646       10,306
Other                                                                 15,699        5,072
                                                                    --------     --------
Net cash flow provided by operating activities                        63,376       72,736
                                                                    --------     --------

                   INVESTING ACTIVITIES
Construction expenditures                                             (7,551)      (7,607)
Allowance for equity funds used during construction                      550          270
Nuclear fuel purchases                                                     -      (10,704)
Proceeds from sale/leaseback of nuclear fuel                               -       10,704
Decommissioning trust contributions and realized
    change in trust assets                                              (785)      (5,692)
Changes in other temporary investments - net                          22,354            -
                                                                    --------     --------
Net cash flow provided by (used in) investing activities              14,568      (13,029)
                                                                    --------     --------

                   FINANCING ACTIVITIES
Retirement of long-term debt                                         (30,891)     (16,800)
Dividends paid:
  Common stock                                                       (23,600)     (22,800)
                                                                    --------     --------
Net cash flow used in financing activities                           (54,491)     (39,600)
                                                                    --------     --------

Net increase in cash and cash equivalents                             23,453       20,107

Cash and cash equivalents at beginning of period                      49,579      202,218
                                                                    --------     --------

Cash and cash equivalents at end of period                           $73,032     $222,325
                                                                    ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                               $43,211      $49,725
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                      ($2,428)     ($1,190)

See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                                   ASSETS
                    March 31, 2002 and December 31, 2001
                                (Unaudited)

                                                                         2002        2001
                                                                          (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                    $1,141          $15
  Temporary cash investments - at cost,
    which approximates market                                             71,891       49,564
                                                                      ----------   ----------
        Total cash and cash equivalents                                   73,032       49,579
                                                                      ----------   ----------
Other temporary investments                                                    -       22,354
Accounts receivable:
  Associated companies                                                    73,778       70,755
  Other                                                                    1,170        1,193
                                                                      ----------   ----------
    Total accounts receivable                                             74,948       71,948
                                                                      ----------   ----------
Materials and supplies - at average cost                                  52,171       51,665
Deferred nuclear refueling outage costs                                    6,127        8,728
Prepayments and other                                                      5,233        1,631
                                                                      ----------   ----------
TOTAL                                                                    211,511      205,905
                                                                      ----------   ----------

              OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                              136,903      138,546
                                                                      ----------   ----------

                       UTILITY PLANT
Electric                                                               3,099,276    3,098,446
Property under capital lease                                             450,014      450,014
Construction work in progress                                             43,510       36,868
Nuclear fuel under capital lease                                          55,028       61,905
                                                                      ----------   ----------
TOTAL UTILITY PLANT                                                    3,647,828    3,647,233
Less - accumulated depreciation and amortization                       1,442,571    1,416,337
                                                                      ----------   ----------
UTILITY PLANT - NET                                                    2,205,257    2,230,896
                                                                      ----------   ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                        164,213      173,470
  Unamortized loss on reacquired debt                                     47,487       48,381
  Other regulatory assets                                                158,560      157,949
Other                                                                      9,520        8,894
                                                                      ----------   ----------
TOTAL                                                                    379,780      388,694
                                                                      ----------   ----------

TOTAL ASSETS                                                          $2,933,451   $2,964,041
                                                                      ==========   ==========
See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDER'S EQUITY
                    March 31, 2002 and December 31, 2001
                                 (Unaudited)

                                                                         2002        2001
                                                                          (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                        $81,375     $100,891
Accounts payable:
  Associated companies                                                     2,642        2,404
  Other                                                                   12,886       14,316
Taxes accrued                                                            127,440      112,522
Accumulated deferred income taxes                                          1,350        2,360
Interest accrued                                                          18,721       47,095
Obligations under capital leases                                          26,503       26,503
Other                                                                      1,752        1,583
                                                                      ----------   ----------
TOTAL                                                                    272,669      307,674
                                                                      ----------   ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                        483,177      498,404
Accumulated deferred investment tax credits                               85,171       86,040
Obligations under capital leases                                          28,525       35,401
Other regulatory liabilities                                             172,547      135,878
Decommissioning                                                          140,888      140,103
Accumulated provisions                                                       432          705
Other                                                                     37,554       39,117
                                                                      ----------   ----------
TOTAL                                                                    948,294      935,648
                                                                      ----------   ----------

Long-term debt                                                           818,681      830,038

                   SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
 issued and outstanding 789,350 shares in 2002 and 2001                  789,350      789,350
Retained earnings                                                        104,457      101,331
                                                                      ----------   ----------
TOTAL                                                                    893,807      890,681
                                                                      ----------   ----------

Commitments and Contingencies

                 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $2,933,451   $2,964,041
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

Sales Warranties and Indemnities   (Entergy Corporation)

      See Note 9 to the financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Entergy London and CitiPower sales transactions. See Note 14 to the financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Saltend sale transaction.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 to the financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with Entergy's nuclear power plants.

Environmental Issues

(Entergy Arkansas)

      In previous years, Entergy Arkansas has received notices from the EPA and the ADEQ alleging that Entergy Arkansas, along with others, may be a potentially responsible party (PRP) for clean-up costs associated with a site in Arkansas. As of March 31, 2002, a remaining recorded liability of approximately $5.0 million existed related to the cleanup of that site.

(Entergy Gulf States)

     Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the cleanup of these sites. As of March 31, 2002, a remaining recorded liability of approximately $13.3 million existed related to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at March 31, 2002 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

City Franchise Ordinances   (Entergy New Orleans)

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three separate but substantially identical transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3, which were refinanced in 1997. Upon the occurrence of certain events Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from these lease transactions and may be required to assume the outstanding bonds issued to finance, in part, the lessors' acquisition of the undivided interests in Waterford 3. See Note 10 to the financial statements in the Form 10-K for further information.

Off Balance Sheet Turbine Financing Arrangement (Entergy Corporation)

      As discussed in Note 9 to the financial statements in the Form 10-K, EWO obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. In the first quarter of 2002, Entergy recorded a $216.2 million ($140.5 million net of tax) provision for Entergy's estimate of the impairments resulting from the decline in the value of the turbines subject to purchase commitments with the special-purpose entity. Entergy's total potential impairment under this arrangement is limited to the costs of cancellation of these turbines. The Consolidated Statement of Operations reflects the pre-tax effect of this liability in operation and maintenance expenses.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. The defendant companies are vigorously  defending  these suits and  deny  any  liability  to  the plaintiffs. Nevertheless, no assurance can be given as to the outcome of these cases.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

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

Texas

(Entergy Corporation and Entergy Gulf States)

      Retail open access legislation is in place in Texas, but the implementation of retail open access in Entergy Gulf States' service territory is delayed until at least September 15, 2002, and given current FERC and PUCT activities, retail open access in Entergy Gulf States' territory is not likely to begin before May 2003. Several proceedings necessary to implement retail open access are still pending, including the proceeding to set the price-to-beat fuel rate that will be charged by Entergy's retail electric service provider. In addition, the LPSC has not approved for the Louisiana jurisdictional operations the transfer of generation assets to, or a power purchase agreement with, Entergy's Texas generation company. Therefore, neither the necessary regulatory actions nor the reasonable determinability of the effect of deregulation has occurred for Entergy Gulf States to discontinue the application of regulatory accounting principles to its Texas generation operations.

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

March 2002 Settlement Agreement

     As discussed in the Form 10-K, in March 2002, Entergy Arkansas, the APSC staff, and the Arkansas Attorney General submitted a settlement agreement to the APSC for approval. The agreement resolves issues discussed in the Form 10-K under "Retail Rates," "Transition Cost Account," and "December 2000 Ice Storm Cost
Recovery." Arkansas Electric Energy Consumers, Inc. opposed the settlement. A hearing before the APSC to consider the settlement was held on April 11, 2002. No assurance can be given as to the timing or outcome of the proceedings before the APSC.

Fuel Cost Recovery

     In March 2002, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC, including a new energy allocation factor. The filing reflected that a decrease was warranted due to a decrease in fuel and purchased power costs in 2001 and the accumulated over-recovery of 2001 energy costs. The decreased energy cost rate is effective April 2002 through March 2003.

Filings with the PUCT and Texas Cities  (Entergy Corporation and
Entergy Gulf States)

Recovery of River Bend Costs

      In March 1998, the PUCT disallowed recovery of $1.4 billion of company-wide abeyed River Bend plant costs which have been held in abeyance since 1988. Entergy Gulf States appealed the PUCT's decision on this matter to the Travis County District Court in Texas. In June 1999, subsequent to the settlement agreement discussed in the Form 10-K, Entergy Gulf States removed the reserve for River Bend plant costs held in abeyance and reduced the value of the plant asset. The settlement agreement limits potential recovery of the remaining plant asset, less depreciation, to $115 million as of January 1, 2002. In a settlement in its transition to competition proceedings, and consistent with the June 1999 settlement, Entergy Gulf States agreed not to prosecute its appeal until January 1, 2002. Entergy Gulf States also agreed that it will not seek recovery of the abeyed plant costs through any additional charge to Texas ratepayers. Entergy Gulf States is now prosecuting its appeal, and the argument on the appeal occurred in March 2002. In its interim order approving this settlement, however, the PUCT recognized that any additional River Bend investment found prudent, subject to the $115 million cap, could be used as an offset against stranded benefits, should legislation  be  passed  requiring  Entergy  Gulf  States  to  return stranded benefits to retail customers. In April 2002, the Travis County District Court issued an order affirming the PUCT's order on remand. Entergy Gulf States has appealed this ruling to the Third District Court of Appeals. The financial statement impact of the retail rate settlement agreement on the abeyed plant costs will ultimately depend on several factors, including the possible discontinuance of SFAS 71 accounting treatment for the Texas generation business, the determination of the market value of generation assets, and any future legislation in Texas addressing the pass-through or sharing of any stranded benefits with Texas ratepayers. No assurance can be given that additional reserves or write-offs will not be required in the future.

PUCT Fuel Cost Review

     As determined in the June 1999 retail rate settlement agreement, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments occur semi-annually. The settlement that delayed implementation of retail open access in Texas for Entergy Gulf States provides that Entergy Gulf States will continue the use of this methodology until retail open access begins. The amounts collected under Entergy Gulf States' fixed fuel factor until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT. The interim surcharge discussed below will also be subject to the fuel reconciliation proceeding.

     In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States is reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested a surcharge to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. A hearing on the merits concluded in August 2001, and the ALJ has recommended that the surcharge be reduced to $7 million. The PUCT considered the ALJ's recommendation in February 2002, but did not reach a final decision. The PUCT remanded certain issues related to the eligibility of costs for Entergy Gulf States 30% non-regulated share of River Bend for further consideration by the State Office of Administrative Hearings. No assurance can be given as to the outcome of this proceeding.

     In November 2001, Entergy Gulf States filed an application with the PUCT requesting an interim surcharge to collect $71 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through September 2001. Entergy Gulf States made the application pursuant to one of the terms of the settlement agreement that delayed implementation of retail open access in Texas for Entergy Gulf States. In March 2002, Entergy Gulf States revised its request to collect $30.3 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through February 2002. Entergy Gulf States requested that the surcharge begin in April 2002 and extend through August 2002, or until the fuel cost is fully recovered, whichever is sooner. In March 2002, the PUCT issued an order approving the surcharge. The surcharge was implemented in the first billing cycle of April 2002.

Filings with the LPSC

Annual  Earnings  Reviews   (Entergy  Corporation  and  Entergy  Gulf
States)

     In May 2001, Entergy Gulf States filed its eighth required post-merger earnings analysis with the LPSC. This filing is subject to review by the LPSC and may result in a change in rates. In April 2002, the LPSC staff filed testimony recommending a $16.5 million rate refund and a $40.1 million prospective rate reduction. The prospective reduction includes a recommended reduction in return on equity that would not take effect until the later of June 2003 or the date of the LPSC's order. Hearings were held in April 2002.

Formula Rate Plan Filings (Entergy Corporation and Entergy Louisiana)

       In May 1997, Entergy Louisiana made its second annual performance-based formula rate plan filing with the LPSC for the 1996 test year. This filing resulted in a total rate reduction of approximately $54.5 million, which was implemented in July 1997. At the same time, rates were reduced by an additional $0.7 million and by an additional $2.9 million effective March 1998. Upon completion of the hearing process in December 1998, the LPSC issued an order requiring an additional rate reduction and refund, although the resulting amounts were not quantified. Entergy Louisiana appealed this order and obtained a preliminary injunction pending a final decision on appeal. The Louisiana Supreme Court rendered a non-unanimous decision in April 2002 affirming the LPSC's order. Entergy Louisiana has filed an application for rehearing.

     In May 2000, Entergy Louisiana submitted its fifth annual performance-based formula rate plan filing for the 1999 test year. As a result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. In September 2001, the LPSC approved a settlement in which Entergy Louisiana agreed to increase to $28.2 million the total base rate reduction, effective August 2000. The additional rate reduction and the associated credit were implemented in September 2001. The settlement resolved all issues in the proceeding except for Entergy Louisiana's claim for an increase in its allowed return on common equity from 10.5% to 11.6%. A hearing to address the return on common equity issue was held in March 2002.

     In April 2001, Entergy Louisiana submitted its sixth annual performance-based formula rate plan filing, which used a 2000 test year. The filing indicated that an immaterial base rate reduction might be appropriate. Subsequently, Entergy Louisiana agreed to implement an additional $3.4 million rate reduction effective August 2001. This stipulation resolved all issues relating to the 2000 test year, except issues relating to its return on common equity and the treatment of certain capacity costs in the formula rate plan process. These issues will be addressed in a hearing scheduled for June 2002.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

Formula Rate Plan Filings

      In March 2002, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 2001 test year. The submittal indicated that a $2.8 million rate increase was appropriate under the formula rate plan. In April 2002, the MPSC Staff and Entergy Mississippi entered into a stipulation, which the MPSC approved, that provides for an increase of $1.95 million effective in May 2002.

Filings  with  the  Council   (Entergy Corporation  and  Entergy  New
Orleans)

Natural Gas

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

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding in April 2000 and has been supplemented. The testimony, as supplemented, asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $100 million over a period of years. In June 2001, the Council's advisors filed testimony on these issues in which they allege that Entergy New Orleans ratepayers may have been overcharged by more than $32 million, the vast majority of which is reflected in the plaintiffs' claim. However, it is not clear precisely what periods and damages are being alleged in the proceeding. Entergy intends to defend this matter vigorously, both in court and before the Council. Hearings were held in February and March 2002. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

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

      The LPSC reviewed the 2000 purchases and found that Entergy Louisiana's and Entergy Gulf States' costs were prudently incurred, but decided that approximately 34% of the costs should be categorized as capacity charges, and therefore should be recovered through base rates and not through the fuel adjustment clause. In November 2000, the LPSC ordered refunds of $11.1 million for Entergy Louisiana and $3.6 million for Entergy Gulf States, for which adequate provisions were made. In May 2001, the LPSC determined that 24% of Entergy Louisiana's and Entergy Gulf States' costs relating to summer 2001 purchases should be categorized as capacity charges, and has reviewed certain prudence issues related to the 2001 purchases. The LPSC has questioned the system's contract mix and raised issues relating to potential uprates at nuclear facilities, and hearings on those issues are scheduled for May 2002. Those costs that are categorized as capacity charges will be included in the costs of service used to determine the base rates of Entergy Louisiana and Entergy Gulf States. In 2001, these companies recorded a regulatory asset for the capacity charges incurred in both 2000 and 2001. The capacity charges for 2000 are being amortized through May 2002 for Entergy Gulf States and through July 2002 for Entergy Louisiana. The capacity charges for 2001 will be amortized over a twelve-month period beginning in June 2002 for Entergy Gulf States and August 2002 for Entergy Louisiana.

     In March 2002, Entergy Louisiana filed an application with the LPSC for the summer of 2002 similar to the applications filed for the summers of 2000 and 2001. A preliminary procedural schedule has been adopted for that docket. Hearings on the issues of the percentage of the costs that should be categorized as capacity charges and the establishment of a regulatory asset will be conducted in June 2002 with the expectation that the LPSC will render a decision on those issues at its July 2002 public meeting. Any other issues associated with the summer 2002 application will be addressed in proceedings to be conducted later in 2002.

System  Energy's 1995 Rate Proceeding  (Entergy Corporation,  Entergy
Arkansas,   Entergy  Louisiana,  Entergy  Mississippi,  Entergy   New
Orleans, and System Energy)

     As discussed in the Form 10-K, FERC denied requests for rehearing in the System Energy rate increase proceeding and the July 2000 order became final. System Energy made a compliance tariff filing in August 2001 and it was accepted by FERC in November 2001. System Energy made refunds to the domestic utility companies in December 2001. A portion of the refund to the domestic utility companies has been or will be refunded to customers. Entergy Arkansas refunded $54.3 million, including interest, through the issuance of refund checks in March 2002 as approved by the APSC. Entergy Mississippi is refunding $14.8 million to its customers through credits to the Grand Gulf Riders. The credits began in October 2001 and will occur through September 2002. Entergy New Orleans refunded $27.0 million to its customers through the issuance of refund checks in the first quarter of 2002.


NOTE 3.  COMMON STOCK  (Entergy Corporation)

       During   the  three  months  ended  March  31,  2002,  Entergy
Corporation issued 2,477,272 shares of its previously repurchased common stock to satisfy stock options exercised.


NOTE 4.  LONG-TERM DEBT

(Entergy Arkansas)

     On March 1, 2002, Entergy Arkansas retired, at maturity, $85 million of 7% Series First Mortgage Bonds.

     On March 28, 2002, Entergy Arkansas issued $100 million of 6.70% Series First Mortgage Bonds due April 1, 2032. A portion of the net proceeds was used to satisfy the annual replacement fund requirement under the mortgage relating to the bonds by redeeming $85 million of 8.75% Series First Mortgage Bonds due March 1, 2026. The remaining net proceeds will be used to replace a portion of the cash that was used to meet the maturity of the $85 million 7% Series First Mortgage Bonds retired on March 1, 2002 discussed above.

(Entergy Gulf States)

      On January 1, 2002, Entergy Gulf States retired, at maturity, $148 million of 8.21% Series First Mortgage Bonds with internally generated funds.

(Entergy Louisiana)

      On January 1, 2002, Entergy Louisiana retired, at maturity, $23 million of 7.5% Series First Mortgage Bonds. On March 1, 2002, Entergy Louisiana retired, at maturity, $75 million of 5.80% Series First Mortgage Bonds.

     On  March  27,  2002, Entergy Louisiana issued $150  million  of
7.60% Series First Mortgage Bonds due April 1, 2032. A portion of the net proceeds was used to satisfy the annual replacement fund requirement under the mortgage relating to the bonds by redeeming $115 million of 8.75% Series First Mortgage Bonds due March 1, 2026. The remaining net proceeds will be used to reduce short-term debt which, among other things, was incurred to meet the maturities of the First Mortgage Bonds discussed above.


NOTE 5.  RETAINED EARNINGS  (Entergy Corporation)

      On April 10, 2002, Entergy Corporation's Board of Directors declared a common stock dividend of $0.33 per share, payable on June 1, 2002, to holders of record as of May 14, 2002.


NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      Entergy's reportable segments as of March 31, 2002 are domestic utility, domestic non-utility nuclear, and energy commodity services. "All Other" includes the parent company, Entergy Corporation, and other business activity, which is principally gains or losses on the sales of businesses and the earnings on the proceeds of those sales.

     Entergy's segment financial information for the first quarter of 2002 and 2001 is as follows (in thousands):


                                   Domestic   Domestic Non-   Energy    All Other*   Eliminations Consolidated
                                    Utility     Utility     Commodity
                                                Nuclear*    Services*
2002
Operating Revenues                 $1,447,799     $278,896    $125,760       $9,002        ($623)   $1,860,834
Equity in earnings of
 unconsolidated equity affiliates           -            -      75,065            -             -       75,065
Income Taxes (Benefit)                 65,376       26,253    (113,386)      (4,141)            -      (25,898)
Net Income (Loss)                     108,244       40,064    (215,126)      (6,165)            -      (72,983)
Total Assets                       19,944,025    3,452,783   2,357,299      591,921      (836,172)  25,509,856

2001
Operating Revenues                 $1,983,707     $179,375    $477,946      $12,390         ($991)  $2,652,427
Equity in earnings of
 unconsolidated equity affiliates           -            -      25,064            -             -       25,064
Income Taxes (Benefit)                 85,505       19,919       7,596       (4,591)            -      108,429
Net Income (Loss)                     120,437       29,959      18,345       (7,870)            -      160,871
Total Assets                       20,562,033    1,874,783   2,666,089      983,934      (895,080)  25,191,759


Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

      Energy commodity services' net loss for the quarter includes a $401.4 million charge to operating expenses ($260.9 million net of tax) to reflect the effect of Entergy's decision to discontinue additional EWO greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and the United Kingdom. The charge consists of the following:

     o as discussed in Note 1, $216.2 million of the charge is a provision for Entergy's estimate of the impairments resulting from the decline in the value of the turbines subject to purchase commitments with a special-purpose entity. Entergy's total potential impairment under this arrangement is limited to the costs of cancellation of the turbines that the special-purpose entity was formed to acquire;
     o $152.5 million of the charge results from the write-off of EWO's equity investment in the Damhead Creek project ($55.0 million) and the impairment of the values of the Warren Power power plant ($34.2 million) and the Crete project ($63.3 million). This portion of the charge reflects Entergy's estimate of the effects of continued declining spark spreads in the United States and the United Kingdom; and
     o $32.7 million of the charge results from the write-off of capitalized project development costs for projects that will not be completed.


NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS  (Entergy Corporation)

      As discussed in the Form 10-K, Entergy implemented SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" effective January 1, 2002. The implementation of SFAS 142 resulted in the cessation of the amortization of the remaining plant acquisition adjustment recorded in conjunction with its acquisition of Entergy Gulf States; this will increase Entergy's annual net income by approximately $16.3 million. Entergy will also perform an impairment test on the remaining acquisition adjustment, which is recorded as goodwill on the balance sheet effective January 1, 2002. As SFAS 142 allows, Entergy will complete this impairment test in the second quarter of 2002. Entergy does not believe an impairment will result from this test when it is completed. The following table is a reconciliation of reported earnings (loss) applicable to common stock to earnings
(loss) applicable to common stock without goodwill amortization for the three months ended March 31, 2002 and 2001.

                                                             2002           2001
                                                               (In Thousands,
                                                             Except Share Data)
Reported earnings (loss) applicable to common stock         ($78,923)     $154,155
Add back:  Goodwill amortization                                   -         4,066
							   ---------	  --------
Earnings (loss) applicable to common stock without
goodwill amortization                                       ($78,923)     $158,221
							   =========      ========
Basic earnings (loss) per average common share:
Reported earnings (loss) applicable to common stock           ($0.36)        $0.70
Goodwill amortization                                              -          0.02
							   ---------	  --------
Earnings (loss) applicable to common stock without
goodwill amortization                                         ($0.36)        $0.72
							   =========      ========

Diluted earnings (loss) per average common share:
Reported earnings (loss) applicable to common stock           ($0.36)        $0.69
Goodwill amortization                                              -          0.02
							   ---------	  --------
Earnings (loss) applicable to common stock without
goodwill amortization                                         ($0.36)        $0.71
							   =========      ========




     The implementation of SFAS 144 did not have a significant effect on Entergy's financial position or results of operations.


NOTE 8.  EQUITY METHOD INVESTMENTS  (Entergy Corporation)

     See Note 13 to the financial statements in the Form 10-K for a discussion of Entergy's equity method investments.

     In the first quarter of 2002, EWO sold its interests in projects in Argentina, Chile, and Peru, including Generandes Peru S.A. and Compania Electrica San Isidro S.A. EWO had $100.8 million reflected in "Investments in affiliates - at equity" for these investments as of December 31, 2001, and reported $11.6 million of "Equity in earnings of unconsolidated equity affiliates" from these investments for the year ended December 31, 2001. After impairment provisions recorded for these interests in 2001, the net loss realized on the sale in the first quarter of 2002 is insignificant. Approximately $66 million of cumulative translation adjustments were realized in the sale.

     As discussed in Note 6, in the first quarter of 2002 Entergy recorded an impairment of $63.3 million against the book value of its investment in Crete Energy Ventures, LLC.


NOTE 9.  EARNINGS PER SHARE  (Entergy Corporation)

      In accordance with SFAS 128, "Earnings per Share," because of the loss incurred for the three months ended March 31, 2002 Entergy did not include potential common shares in the computation of diluted earnings per share for that period. Nevertheless, potential common shares related to Entergy's stock option and other stock compensation plans do exist and the average number of shares outstanding including these potential common shares is presented in the Consolidated Statements of Operations for the period ended March 31, 2002. Including these potential common shares in the calculation of earnings per share for the three months ended March 31, 2002 results in a loss per share of $0.35 for that period.

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


Item 1.  Legal Proceedings

      See "PART I, Item 1, Other Regulation and Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy.

Item 5.  Other Information

Environmental Regulation  (Entergy Gulf States)

       The State of Louisiana is implementing emission control strategies to address continued ozone non-attainment status of areas in and around Baton Rouge, Louisiana. In March 2002, the LDEQ issued a rule for control of NOx as part of the State Implementation Plan
(SIP) to bring this area into attainment with the National Ambient Air Quality standards for ozone by May 2005. It simultaneously issued a proposed revision to this rule. The rule contains provisions that would lead to installation of new NOx control equipment at Entergy Gulf States generating units. Preliminary analyses indicate compliance costs may be as much as $72 million in new capital spending. The proposed revision would reduce these costs by at least $9 million. Most of the capital expenditures would take place in 2003 and 2004. The final revision is expected to be in place by May 2002. Cost estimates will be refined as engineering studies progress before and after promulgation of the NOx rule revisions and approval of the SIP by the EPA. Entergy Gulf States will be required to obtain revised operating permits from the LDEQ and meet new, lower emission limits for NOx. In March 2002, however, a federal district court issued a judgement ordering the EPA to determine the ozone non-attainment status of the Baton Rouge area and, if appropriate, reclassify the area as a result of the determination. The judgement may result in a downgrade from the current status of "serious" to "severe" non-attainment classification. If this occurs, the LDEQ ozone SIP rulemakings could be affected, especially in terms of scheduling. The specific impact of the judgement on Entergy Gulf States will depend on the timing of the EPA approval of the SIP.

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:


                         Ratios of Earnings to Fixed Charges
                                 Twelve Months Ended
                                    December 31,           March 31,
                       1997    1998    1999   2000  2001      2002

Entergy Arkansas       2.54   2.63    2.08    3.01  3.29      3.16
Entergy Gulf States    1.42   1.40    2.18    2.60  2.36      2.15
Entergy Louisiana      2.74   3.18    3.48    3.33  2.76      3.13
Entergy Mississippi    2.98   3.12    2.44    2.33  2.14      2.21
Entergy New Orleans    2.70   2.65    3.00    2.66   (b)       (c)
System Energy          2.31   2.52    1.90    2.41  2.12      2.28


                            Ratios of Earnings to Combined Fixed Charges
                                   and Preferred Dividends
                                     Twelve Months Ended
                                         December 31,            March 31,
                           1997    1998    1999    2000   2001      2002

Entergy Arkansas           2.24   2.28    1.80    2.70    2.99      2.89
Entergy Gulf States (a)    1.23   1.20    1.86    2.39    2.21      2.01
Entergy Louisiana          2.36   2.75    3.09    2.93    2.51      2.85
Entergy Mississippi        2.69   2.80    2.18    2.09    1.96      2.03
Entergy New Orleans        2.44   2.41    2.74    2.43    (b)        (c)

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock for the twelve months ended 1997, 1998, and 1999.
(b) Earnings for the twelve months ended December 31, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.
(c) Earnings for the twelve months ended March 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $13.6 million and $16.3 million, respectively.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

   4(a) - Fifty-sixth Supplemental Indenture, dated as of March 1, 2002, to Entergy Louisiana's Mortgage and Deed of Trust, dated as of April 1, 1944 (A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141).

   4(b) - Fifty-seventh Supplemental Indenture, dated as of March 1, 2002, to Entergy Arkansas' Mortgage and Deed of Trust, dated as of October 1, 1944 (C-2(a) to Form U5S for the year ended December 31, 2001).

   10(a) -   Amendment,  effective  December 10,  2001,  to  the  1998
             Equity   Ownership  Plan  of  Entergy   Corporation   and
             Subsidiaries.

   10(b) - Amendment, effective December 10, 2001, to the Entergy Corporation and Subsidiaries Equity Awards Plan.

   10(c) - Amendment, effective December 10, 2001, to the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries.

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

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2002, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2002.

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

     Entergy Corporation

           A Current Report on Form 8-K, dated March 5, 2002, was filed with the SEC on March 5, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Arkansas

           A Current Report on Form 8-K, dated March 25, 2002, was filed with the SEC on March 25, 2002, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Arkansas

           A Current Report on Form 8-K, dated March 26, 2002, was filed with the SEC on March 26, 2002, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation

           A Current Report on Form 8-K, dated April 11, 2002, was filed with the SEC on April 11, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".


     Entergy Corporation

           A Current Report on Form 8-K, dated April 25, 2002, was filed with the SEC on April 25, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A  Current Report on Form 8-K, dated May 1, 2002, was
           filed   with  the  SEC  on  May  1,  2002,  reporting
           information   under   Item  5.  "Other   Events   and
           Regulation FD Disclosure".

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


Date:     May 10, 2002