Form 10-Q
period 2002-09-30
SYSTEM ENERGY RESOURCES INC; ENTERGY CORP /DE/; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA INC; ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC
filed 2002-11-12
CIK 202584, 65984, 71508, 66901, 60527, 44570, 7323

_____________________________________________________________________
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2002

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
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000
_____________________________________________________________________

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes     X      No

Common Stock Outstanding              Outstanding at October 31, 2002
Entergy Corporation     ($0.01 par value)         222,013,494

      Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2001, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


                     Forward-Looking Information

      The following constitutes a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, performance, strategies, prospects and other aspects of the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. and their affiliated companies may involve risks and uncertainties. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to: the effects of weather, the performance of generating units and transmission systems, the possession of nuclear materials, fuel and purchased power prices and availability, the effects of regulatory decisions and changes in law, litigation, capital spending requirements and the availability of capital, the onset of competition, the ability to recover net regulatory assets and other potential stranded costs, the effects of the California electricity market on the utility industry nationally, advances in technology, changes in accounting standards, corporate restructuring and changes in capital structure, the success of new business ventures, changes in the markets for electricity and other energy-related commodities, including the use of financial and derivative instruments and volatility of changes in market prices, changes in the number of participants and the risk profile of such participants in the energy marketing and trading business, changes in interest rates and in financial and foreign currency markets generally, the economic climate and growth in Entergy's service territories, changes in corporate strategies, and other factors.

                ENTERGY CORPORATION AND SUBSIDIARIES
               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         September 30, 2002



Definitions
Management's Financial Discussion and Analysis -
  Significant Factors and Known Trends
Management's Financial Discussion and Analysis -
 Liquidity and Capital Resources
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations
     Consolidated Statements of Income
     Consolidated Statements of Cash Flows
     Consolidated Balance Sheets
     Consolidated Statements of Retained Earnings,
      Comprehensive Income, and Paid-In Capital
     Selected Operating Results
  Entergy Arkansas, Inc.:
     Results of Operations
     Income Statements
     Statements of Cash Flows
     Balance Sheets
     Selected Operating Results
  Entergy Gulf States, Inc.:
     Results of Operations
     Income Statements
     Statements of Cash Flows
     Balance Sheets
     Statements of Retained Earnings and Comprehensive
      Income
     Selected Operating Results
  Entergy Louisiana, Inc.:
     Results of Operations
     Income Statements
     Statements of Cash Flows
     Balance Sheets
     Statements of Retained Earnings and Comprehensive
      Income
     Selected Operating Results
  Entergy Mississippi, Inc.:
     Results of Operations
     Income Statements
     Statements of Cash Flows
     Balance Sheets
     Selected Operating Results
  Entergy New Orleans, Inc.:
     Results of Operations
     Statements of Operations
     Statements of Cash Flows
     Balance Sheets
     Statements of Retained Earnings and Comprehensive
       Income (Loss)
     Selected Operating Results
  System Energy Resources, Inc.:
     Results of Operations
     Income Statements
     Statements of Cash Flows
     Balance Sheets

                ENTERGY CORPORATION AND SUBSIDIARIES
               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         September 30, 2002



Notes to Financial Statements for Entergy Corporation and
Subsidiaries
  Item 4.  Controls and Procedures
Part II:
  Item 1.  Legal Proceedings
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on Form 8-K
Signature
Certifications

                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ADEQ                     Arkansas Department of Environmental Quality
AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO 1 and 2              Units  1 and 2 of Arkansas Nuclear One Steam
                         Electric Generating Station (nuclear)
APSC                     Arkansas Public Service Commission
BCF/D                    One  billion cubic feet of natural  gas  per
                         day
Board                    Board of Directors of Entergy Corporation
Cajun                    Cajun Electric Power Cooperative, Inc.
capacity factor          Actual   plant  output  divided  by  maximum
                         potential plant output for the period
CitiPower                CitiPower  Pty.,  an  electric  distribution
                         company  serving  Melbourne,  Australia  and
                         surrounding  suburbs,  which  was  sold   by
                         Entergy effective December 31, 1998
City Council             Council   of   the  City  of  New   Orleans,
                         Louisiana
Damhead Creek            800   MW   (gas)  combined  cycle   electric
                         generating  facility that entered commercial
                         operations  in  the first quarter  of  2001,
                         located  in the United Kingdom, and  wholly-
                         owned by an indirect subsidiary of EPDC
DOE                      United States Department of Energy
domestic utility companies     Entergy Arkansas, Entergy Gulf States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
EITF                     Emerging Issues Task Force
electricity marketed     Total  physical GWH volumes marketed in  the
                         U.S. during the period
electricity volatility   Measure of price fluctuation over time using
                         standard    deviation   of    daily    price
                         differences  for  into-Entergy   and   into-
                         Cinergy power prices for the upcoming month
EPA                      United   States   Environmental   Protection
                         Agency
EPDC                     Entergy  Power  Development  Corporation,  a
                         wholly-owned    subsidiary    of     Entergy
                         Corporation
EWO                      Entergy Wholesale Operations, which consists
                         primarily  of  Entergy's  power  development
                         business
Entergy                  Entergy  Corporation  and  its  direct   and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Gulf States      Entergy  Gulf  States, Inc.,  including  its
                         wholly    owned   subsidiaries   -   Varibus
                         Corporation, GSG&T, Inc., Prudential  Oil  &
                         Gas, Inc., and Southern Gulf Railway Company
Entergy-Koch             Entergy-Koch, L.P., a joint venture  equally
                         owned by Entergy and Koch Industries, Inc.
Entergy London           Entergy  London  Investments  plc,  formerly
                         Entergy  Power UK plc (including its  wholly
                         owned  subsidiary, London Electricity  plc),
                         which was sold by Entergy effective December
                         4, 1998
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
Entergy Power            Entergy Power, Inc.
FERC                     Federal Energy Regulatory Commission
Fitzpatrick              James  A.  Fitzpatrick nuclear power  plant,
                         825  MW  facility located near  Oswego,  New
                         York, purchased in November 2000 from NYPA by Entergy's domestic non-utility nuclear business

Abbreviation or Acronym            Term

Form 10-K                The  combined Annual Report on Form 10-K for
                         the year ended December 31, 2001 of Entergy,
                         Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy   Louisiana,  Entergy   Mississippi,
                         Entergy New Orleans, and System Energy
gain/loss days           Ratio  of  the number of days when  Entergy-
                         Koch  recognized a net gain  from  commodity
                         trading  activities to the  number  of  days
                         when Entergy-Koch recognized a net loss from
                         commodity trading activities
gas marketed             Total volume of physical gas purchased  plus
                         volume  of physical gas sold by Entergy-Koch
                         in the U.S. denominated in billions of cubic
                         feet per day
gas volatility           Measure of price fluctuation over time using
                         standard    deviation   of    daily    price
                         differences for Henry Hub natural gas prices
                         for the upcoming month
Grand Gulf 1             Unit   No.  1  of  the  Grand  Gulf  Nuclear
                         Generating Station
GGART                    Grand Gulf Accelerated Recovery Tariff
GWH                      Gigawatt  hour(s), which equals one  million
                         kilowatt-hours
Indian Point 2           Indian  Point Energy Center Unit 2 - nuclear
                         power  plant,  970  MW facility  located  in
                         Westchester  County, New York, purchased  in
                         September  2001 from Consolidated Edison  by
                         Entergy's   domestic   non-utility   nuclear
                         business
Indian Point 3           Indian  Point Energy Center Unit 3 - nuclear
                         power  plant,  980  MW facility  located  in
                         Westchester  County, New York, purchased  in
                         November   2000  from  NYPA   by   Entergy's
                         domestic non-utility nuclear business
KWH                      kilowatt-hour(s)
LDEQ                     Louisiana    Department   of   Environmental
                         Quality
LPSC                     Louisiana Public Service Commission
miles of pipeline        Total  miles  of transmission and  gathering
                         pipeline
MMBTU                    One million British Thermal Units
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s),   which  equals  one   thousand
                         kilowatt(s)
Net MW in operation      Installed capacity owned or operated
Net revenue              Operating revenue net of fuel, fuel-related,
                         and    purchased   power   expenses;   other
                         regulatory credits; and amortization of rate
                         deferrals
NRC                      Nuclear Regulatory Commission
NYPA                     New York Power Authority
production cost          Cost  in  $/MMBTU associated with delivering
                         gas, excluding the cost of the gas
PUCT                     Public Utility Commission of Texas
PUHCA                    Public Utility Holding Company Act of  1935,
                         as amended
RTO                      Regional transmission organization
River Bend               River Bend Steam Electric Generating Station
                         (nuclear)
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
spark spread             The  dollar  difference between  electricity
                         prices per unit and natural gas prices after
                         assuming  a conversion ratio for the  number
                         of  natural gas units necessary to  generate
                         one unit of electricity
storage capacity         Working gas storage capacity

                       DEFINITIONS (Concluded)

Abbreviation or Acronym            Term

System Agreement         Agreement,  effective January  1,  1983,  as
                         modified,   among   the   domestic   utility
                         companies   relating  to  the   sharing   of
                         generating   capacity   and   other    power
                         resources
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
throughput               Gas  in BCF/D transported through a pipeline
                         during the period
Unit Power Sales Agreement     Agreement, dated as of June 10,  1982,
                         as  amended  and  approved  by  FERC,  among
                         Entergy Arkansas, Entergy Louisiana, Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy, relating to the sale of capacity and
                         energy  from System Energy's share of  Grand
                         Gulf 1
Vermont Yankee           Vermont Yankee nuclear power plant,  510  MW
                         facility   located   in   Vernon,   Vermont,
                         purchased  in July 2002 from Vermont  Yankee
                         Nuclear   Power  Corporation  by   Entergy's
                         domestic non-utility nuclear business
Waterford 3              Unit  No. 3 (nuclear) of the Waterford Steam
                         Electric Generating Station, 100% owned or leased by Entergy Louisiana

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


       See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for
discussions of Entergy's three business segments -- the domestic utility, domestic non-utility nuclear, and energy commodity services; its critical accounting policies; the status of the transition to retail competition in the domestic utility segment and the continued application of SFAS 71 to that business; state, local, and federal regulatory proceedings that could affect the domestic utility segment; the market risks that each of Entergy's business segments are exposed to; and other significant issues affecting Entergy. Set forth below are updates to the significant factors and known trends discussed in the Form 10-K.

Entergy Wholesale Operations

      In the first nine months of 2002, Entergy recorded net charges of $391.6 million to operating expenses ($254.2 million net of tax) in the energy commodity services segment, including income of $28.0 million ($17.3 million net of tax) in the third quarter, to reflect the effect of Entergy's decision to discontinue additional EWO greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in principally the United States and the United Kingdom. The net charges consist of the following:

     o as discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
       - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K, EWO's power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. $178.0 million of the charges is a provision for the net costs resulting from cancellation or sale of the turbines subject to purchase commitments with the special-purpose entity;
     o $167.5 million of the charges results from the write-off of EPDC's equity investment in the Damhead Creek project and the impairment of the values of its Warren Power power plant and its Crete and RS Cogen projects. This portion of the charges reflects Entergy's estimate of the effects of reduced spark spreads in the United States and the United Kingdom;
     o $39.1 million of the charges relates to the restructuring of EWO, which is comprised of $22.5 million of impairments of EWO administrative fixed assets, $10.7 million of estimated sublease losses, and $5.9 million of employee-related costs. Management expects the restructuring of EWO to be substantially complete by the end of 2002;
     o $32.7 million of the charges results from the write-off of capitalized project development costs for projects that will not be completed; and
     o a gain of $25.7 million ($15.9 million net of tax) realized on the sale in August 2002 of EWO's interest in projects under development in Spain.

Entergy does not expect further adjustments to these charges in the future, other than those that could result from changes in asset values due to dispositions or changes in market conditions, and benefits from the potential sale of three turbines currently under option to a third party.

      Also, in the first quarter of 2002, EWO sold its interests in projects in Argentina, Chile, and Peru for net proceeds of $135.5 million. After impairment provisions recorded for these Latin American interests in 2001, the net loss realized on the sale in 2002 is insignificant. The proceeds included notes receivable totaling $86 million, which were recorded on a discounted basis due to collectibility concerns. The notes were collected in full later in 2002 and the $6 million discount was reversed in the third quarter 2002.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

     After the decision to discontinue additional greenfield power plant development and the sale of the Latin American investments, EWO continues to operate or construct the following power plants:

    Investment                     Capacity (MW) Percent Ownership   Status
United Kingdom - Damhead Creek         800            100%           Operational
                                                                     (see Note*)
U.S. (AR)- Ritchie Unit 2              544            100%           operational
U.S. (AR)- Independence Unit 2         842             14%           operational
U.S. (MS)- Warren Power                300            100%           operational
U.S. (IA)- Top of Iowa Wind Farm        80             99%           operational
U.S. (IL)- Crete                       320             50%           operational
U.S. (LA)- RS Cogen                    425             50%           under construction
U.S. (TX)- Harrison County             550             70%           under construction

Note*- As discussed above, EPDC has written off its equity investment in Damhead Creek. The credit facility financing Damhead Creek is non-recourse to Entergy, and there is no requirement for Entergy or EPDC to make additional capital contributions or provide credit support to Damhead Creek. After the effect of the equity write-off, Entergy does not expect Damhead Creek's operations to materially effect Entergy's earnings in the future, although Damhead Creek's revenues and expenses continue to be included in the accompanying results of operations. Entergy also continues to perform periodic impairment tests to determine whether additional asset write-downs are required prior to disposition of Damhead Creek. Commodity price risk disclosures in this section have been revised to eliminate Damhead Creek amounts on a forward-looking basis because management expects some form of disposition of Damhead Creek by the end of 2002.

Domestic Utility Transition to Competition

Texas

      As discussed in the Form 10-K, a PUCT-approved settlement delayed the implementation of retail open access in Entergy Gulf States' Texas service territory. Given the various approvals required, management now estimates that it is unlikely that the SeTrans RTO can become operational prior to the first quarter of 2004. Therefore, retail open access in Entergy Gulf States' Texas service territory within the context of a functional FERC-approved RTO is not likely to begin before the first quarter of 2004. Given the extended regulatory delay in retail open access in its Texas service territory, Entergy Gulf States is unable to predict what, if any, additional changes to previously approved plans may be required by the PUCT or the LPSC.

Federal legislation

     Federal legislation mandating or facilitating competition in the electric power industry has been seriously considered by the last two United States Congresses, in both the House of Representatives and the Senate. As electricity markets have evolved, the focus of this legislation has shifted from creating retail markets to facilitating wholesale competition. In 2001, the House passed their version of comprehensive energy legislation, but it did not include electricity-restructuring provisions. The Senate legislation, passed earlier in 2002, does contain electricity provisions that would repeal PUHCA and PURPA, enact a mechanism for establishing enforceable reliability standards, provide FERC with new authority over utility mergers and acquisitions, and codify FERC's authority over market based rates. The legislation is now before a conference committee for resolution. As the House and Senate conferees have held discussions, several critical issues are still the subject of controversy, including the extent of Federal jurisdiction over transmission facilities, the extent of FERC authority over utility mergers and asset transfers, and whether there should be a federally imposed "renewable portfolio standard."

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


State and Local Rate Regulation

Entergy New Orleans

     In May 2002, Entergy New Orleans filed a cost of service study and revenue requirement filing with the City Council. Using 2001 as the test year, the filing indicated that a revenue deficiency exists and that a $28.9 million electric rate increase and a $15.3 million gas rate increase are appropriate. Additionally, Entergy New Orleans has proposed a $6.0 million public benefit fund. The City Council has adopted a procedural schedule and hearings are scheduled to begin in April 2003. As discussed in the Form 10-K, and as shown in Item 5 of this Form 10-Q, Entergy New Orleans' earnings for the twelve months ended December 31, 2001 and September 30, 2002 were not adequate to cover its fixed charges and preferred dividends. Under its mortgage covenants, Entergy New Orleans does not currently have the capacity to issue new incremental mortgage-backed debt. Since the settlement of Entergy New Orleans' last rate proceeding, which was approved by the City Council in 1998, its fixed charge coverage has declined and its debt ratio has increased. While Entergy New Orleans has made investments (some of which were required by agreement with the City Council) and incurred expenses necessary to improve customer service since the last rate proceeding, its base revenues have not increased. In an October 2002 report, Moody's Investors Service states that its rating outlook for Entergy New Orleans is negative due to the declining credit measures and the uncertainty of the pending rate case. Moody's currently rates Entergy New Orleans senior secured debt at Baa2. Absent constructive rate-making in the pending proceeding, it is likely that the cost of and access to the capital necessary to finance Entergy New Orleans' current level of service will be adversely affected.

Entergy Arkansas

     In May 2002, the APSC approved the March 2002 settlement agreement that was discussed in Note 2 to the financial statements in the Form 10-K. The APSC also approved in June 2002 a contribution by Entergy Arkansas of $5.9 million to the transition cost account (TCA) as a result of the 2001 earnings evaluation report filing. The settlement agreement allowed Entergy Arkansas to offset ice storm recovery costs with the balance in the TCA on a rate class basis. Entergy Arkansas recorded a regulatory asset, which will be amortized over a 30-year period, of $15.8 million for a portion of the amount of ice storm costs that exceeded the available TCA funds.

Entergy Gulf States

     In May 2001, Entergy Gulf States filed its eighth required post-merger earnings review with the LPSC. This filing is subject to review by the LPSC and may result in a change in rates. In April 2002, the LPSC staff filed testimony recommending a $16.5 million rate refund relating to a prior period and a $40.1 million prospective rate reduction. The prospective reduction includes a recommended reduction in the rate of return on common equity (ROE) to 10.1% that would not take effect until the later of June 2003 or the date of an LPSC order changing the ROE from the current 11.1%. Hearings were held in April 2002 and in August 2002. Entergy Gulf States is awaiting an ALJ recommendation.

     In May 2002, Entergy Gulf States filed its ninth and last required post-merger earnings analysis with the LPSC. The filing included an earnings review filing for the 2001 test year that resulted in a rate decrease of $11.5 million, which was implemented effective June 2002. The filing also contained a prospective revenue requirement study based on the 2001 test year seeking a prospective rate increase of approximately $21.7 million. Both components of the filing are subject to review by the LPSC and may result in changes in rates other than those sought in the filing. A procedural schedule has been adopted and hearings are scheduled for June 2003.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


      Negotiations with the LPSC staff and advisors for a statewide formula rate plan in Louisiana are ongoing.

Entergy Louisiana

     In July 2002, the LPSC approved a settlement between Entergy Louisiana and the LPSC Staff that resolves all remaining issues in the 2000 and 2001 formula rate plan proceedings. Entergy Louisiana agreed to a $5 million rate reduction effective August 2001. The prospective rate reduction was implemented beginning in August 2002 and the refund for the retroactive period occurred in September 2002. As part of the settlement, Entergy Louisiana's rates, including its previously authorized ROE of 10.5%, will remain in effect until changed pursuant to a new formula rate plan or a revenue requirement analysis to be filed by June 30, 2003.

     Negotiations with the LPSC staff and advisors for a statewide formula rate plan in Louisiana are ongoing.

Entergy Mississippi

      In August 2002, Entergy Mississippi filed a rate case with the MPSC requesting a $68.8 million rate increase effective January 2003. Entergy Mississippi requested this increase as a result of capital investments and operation and maintenance expenditures necessary to replace and maintain aging electric facilities and to improve reliability and customer service. In October 2002, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation which would result in a $48.2 million rate increase and an ROE of 11.75%. The stipulation endorsed the new power management rider schedule designed to more efficiently collect capacity portions of purchased power costs. Also, the stipulation provides for improvements in the return on equity formula and more robust performance measures for Entergy Mississippi's formula rate plan. Entergy Mississippi will make its next formula rate plan filing during March 2004. A hearing before the MPSC is scheduled for December 2002. Under the Mississippi Public Utilities Act, the MPSC is required to issue its final order in this general rate proceeding by December 16, 2002.

Environmental Matters

      As discussed in the Form 10-K, the United States Congress is currently considering several bills that take a multi-pollutant approach to reauthorization of the Clean Air Act, primarily addressing sulfur dioxide, nitrogen oxides, and hazardous air pollutant emissions (primarily mercury). In addition to stringent reductions proposed for these three types of emissions, two bills, one filed by Senator James Jeffords and one filed by Senator Thomas Carper, would also require control and reduction of carbon dioxide emissions. While these two bills will lapse at the conclusion of the 107th Congress, management expects that they will be re-introduced upon the convening of the 108th Congress in 2003. Entergy's high percentage of nuclear and natural gas capacity with its below-average emission rates positions Entergy well compared to the costs other utilities without a comparable generation mix could face from potential environmental requirements.

Nuclear Matters

      As discussed more fully in the Form 10-K, concerns have been expressed in public forums about safety issues associated with nuclear generation units and nuclear fuel. In September 2002, the Westchester County Board of Legislators passed a resolution asking for an orderly closure and decommissioning of the Indian Point nuclear plants to begin at the earliest possible time, after certain conditions outlined in the resolution are satisfied. The Westchester County Board of Legislators does not have legal authority to close the plants. The NRC has not taken action in response to the resolution.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Market Risks Disclosure

     Following are sections from the "Market Risks Disclosure" in the Form 10-K that have significant updates as of September 30, 2002.

Commodity Price Risk

Power Generation

      As discussed in the Form 10-K, energy commodity services enters into forward power sale agreements to hedge its exposure to market price fluctuations. The following represents the percentage of planned electricity output sold forward under physical or financial contracts for energy commodity services' generation facilities updated as of September 30, 2002 (as noted above, Damhead Creek generation has been excluded from this table):

               2002                   2003
                  % sold                   % sold
    Planned GWH  forward    Planned GWH    forward

        562         38%         3,124         25%

Marketing and Trading

      As discussed in the Form 10-K, Entergy-Koch Trading (EKT) and Entergy use value-at-risk (VAR) models as one measure of a potential loss in fair value for EKT's natural gas and power trading portfolio and energy commodity services' mark-to-market portfolio. EKT's measures, which it calls Daily Earnings at Risk (DEAR), for its trading portfolio were as follows (using a test with a 97.5% confidence interval):

                             September 30,      June 30,      March 30,
                                 2002             2002           2002

DEAR at end of quarter       $10.7 million   $13.6 million   $9.5 million
Average DEAR for the quarter $11.4 million   $10.0 million   $7.7 million

Approximately 81% of EKT's counterparty credit exposure is associated with companies that have investment grade credit ratings.

     The VAR for energy commodity services' mark-to-market derivative instruments not held by Entergy-Koch was as follows (using a test with a 97.5% confidence interval):

                               September 30,    June 30,     March 30,
                                   2002           2002          2002

Daily VAR at end of quarter    $0.6 million   $0.8 million  $4.5 million

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Mark-to-market Accounting

     As discussed in the Form 10-K, Entergy and Entergy-Koch mark-to-market commodity instruments held by them for trading and risk management purposes that are considered derivatives under SFAS 133 or energy trading contracts under EITF 98-10. Following are the net mark-to-market assets (liabilities) and the period within which the instruments would be realized or (paid) in cash if they are held to maturity and market prices do not change:

                                   Net mark-to-
                                   market asset
                                  (liability) at
                                   September 30,  Cumulative cash realization (paid) period
                                       2002        2002      2003      2004-2005
Entergy consolidated subsidiaries  ($6) million     26%       55%       100%
Entergy-Koch                       $119 million     (8)%      81%       100%

Entergy's net income that has come from businesses that apply mark-to-market accounting is $65.5 million for the nine months ended
September  30,  2002  and  $25 million for  the  three  months  ended
September 30, 2002.

EITF Issue 02-3 - new consensus reached affecting EITF Issue No.  98-
10

     At its October 25, 2002 meeting, the EITF reached a consensus to rescind Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Rescinding Issue 98-10 will result in some energy-related contracts being accounted for on an accrual basis that were previously accounted for on a mark-to-market basis. Contracts that meet the provisions of SFAS 133 to qualify as derivatives will be accounted for in accordance with the guidance in SFAS 133 for derivative contracts. Contracts such as capacity, transportation, storage, tolling and full requirements contracts that are based on physical assets and do not meet the provisions of SFAS 133 to qualify as derivatives will be accounted for using accrual accounting.

      Adoption of this consensus is required by January 1, 2003, although Entergy is currently considering early adoption. Adoption will require the reporting of a cumulative effect of a change in accounting principle. Entergy-Koch is currently evaluating its EITF Issue 98-10 contracts to determine the cumulative effect. Management expects that the cumulative effect resulting from adoption will not have a material effect on Entergy-Koch's total capitalization or partner equity accounts in relation to Entergy-Koch's creditworthiness. Management expects that adoption will not materially affect future earnings due to the short-term nature of Entergy-Koch's contracts.

      Entergy-Koch's adoption of this consensus will affect Entergy through its share of Entergy-Koch's earnings. Other than the potential effect from Entergy-Koch, the adoption of the consensus will have minimal effect on Entergy because the remainder of Entergy's businesses hold few energy-trading contracts that are currently marked-to-market.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Foreign Currency Exchange Rate Risk

      As discussed in the Form 10-K, Entergy Gulf States, System Fuels, and Entergy's domestic non-utility nuclear business enter into foreign currency forward contracts to hedge the Euro-denominated payments due under certain purchase contracts. As of September 30, 2002, the total notional amount of the foreign currency forward contracts is 249.5 million Euro and the forward currency rates range from .8624 to .9664 (the weighted average of the rates is .8809). The maturities of these forward contracts depend on the purchase contract payment dates and range in time from January 2003 to January 2007. The mark-to-market valuation of the forward contracts at September 30, 2002 was a net asset of $22.9 million. The counterparty banks obligated on 233.0 million Euro of the notional amount of these agreements are rated by Standard and Poor's Rating Services at AA on their senior debt obligations as of September 30, 2002. The counterparty bank obligated on 16.5 million Euro of the notional amount of these agreements, which are Entergy Gulf States contracts, is rated by Standard and Poor's Rating Services at A+ on its senior debt obligations as of September 30, 2002.

     For the Entergy Gulf States contracts, the total notional amount of the foreign currency forward contracts are 33.7 million Euro and the forward currency rates range from .8742 to .8802 (the weighted average of the rates is .8771). The maturities of the Entergy Gulf States forward contracts depend on the purchase contract payment dates and range in time from January 2003 to July 2004. The mark-to-market valuation of the forward contracts at September 30, 2002 was a net asset of $3.3 million.

SFAS 143 - Accounting for Retirement of Long-lived Assets

     SFAS 143, which Entergy will implement effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities will be recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with accompanying asset retirement costs recorded as costs of the applicable long-lived assets. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as either an increase or decrease in the liabilities and the related asset retirement costs that were capitalized. The asset retirement obligations will be accreted each year through charges to expense, to reflect the time value of money for these present value obligations. The recorded costs of the long-lived assets will be depreciated over the useful lives of the assets. Upon adoption, the net effects of implementing this standard, to the extent that they are not recorded as regulatory assets or liabilities, will be recognized as cumulative effects of an accounting change in Entergy's statement of income. Although Entergy has not yet completed its implementation of this standard, implementation is currently expected to have the following effects on Entergy's financial statements:

     o The net effects of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy will be recorded as regulatory assets or liabilities, with no resulting impact on Entergy's net income. Entergy expects that assets and liabilities will increase for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values as determined under SFAS 143 and recording the related regulatory assets and liabilities.
     o For Entergy's competitive businesses and for the deregulated portion of Entergy Gulf States, the implementation of SFAS 143 is expected to result in a decrease in liabilities as a result of the discounting methodology required by SFAS 143. Management's study of the effects of implementation of the standard continues and Entergy currently does not have an estimate of the amount of the effect on earnings.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Cash Flow

Operations

      Net cash flow provided by (used in) operating activities for Entergy, the domestic utility companies, and System Energy for the nine months ended September 30, 2002 and 2001 was as follows:

              Company             2002           2001
                                       (In Millions)

       Entergy                  $1,670.3       $1,228.8
       Entergy Arkansas           $318.4         $186.5
       Entergy Gulf States        $425.7         $248.9
       Entergy Louisiana          $395.0         $312.3
       Entergy Mississippi        $137.3          $63.1
       Entergy New Orleans         ($1.9)         $17.2
       System Energy              $194.3         $322.1

      Entergy's consolidated net cash flow provided by operating activities increased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to:

     o a $206 million increase in operating cash flow provided by domestic utility primarily resulting from a decrease in payments on fuel-related accounts payable in 2002, partially offset by lower collections of deferred fuel and receivables in 2002; and
     o a $162 million increase in operating cash flow provided by domestic non-utility nuclear, primarily due to nuclear refueling outages at Pilgrim and Indian Point 3 in 2001 combined with increased net income in 2002 primarily resulting from the operation of Indian Point 2.

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

                   September 30,  December 31,  September 30,  December 31,
   Company             2002           2001          2001           2000
                                    (In Millions)

Entergy Arkansas      $34.1          $23.8        ($78.9)        ($30.7)
Entergy Gulf States   $24.2          $27.7         $72.7          $23.4
Entergy Louisiana   ($139.7)          $3.8          $8.8          $22.9
Entergy Mississippi  ($27.3)         $11.5        ($46.8)        ($33.3)
Entergy New Orleans   ($2.7)          $9.2        ($19.0)         ($5.7)
System Energy         $92.1          $13.9        $147.0         $155.3

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES - Capital Resources - Sources of Capital" in the Form 10-K for a discussion of the limitations on these borrowings.

Entergy Louisiana Tax Accounting Election

      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K for discussion of a change in a method of accounting for tax purposes made by Entergy Louisiana in 2001 related to the contract to purchase power from the Vidalia project (the contract is discussed in Note 9 to the financial statements in the Form 10-K). The new tax accounting method is now expected to provide a cumulative cash flow benefit of approximately $700 million - $800 million through 2004, which is expected to reverse in the years 2005 through 2031. The timing of the reversal of this benefit depends on several variables, including the price of power. Approximately half of the consolidated cash flow benefit for Entergy Corporation occurred in 2001 and most of the remainder will occur in 2002. In accordance with Entergy's intercompany tax allocation agreement, most of the cash flow benefit for Entergy Louisiana will occur in the fourth quarter of 2002. While Entergy Louisiana (supported by outside tax counsel's opinion) believes the change in its method of accounting for tax purposes is appropriate, Entergy recognizes that the issue is new and may be subject to extended Internal Revenue Service review.

     In a September 2002 settlement of an LPSC proceeding that concerned the Vidalia contract, the LPSC approved Entergy Louisiana's proposed treatment of the regulatory impact of the tax accounting election. In general, the settlement permits Entergy Louisiana to keep a portion of the tax benefit in exchange for bearing the risk associated with sustaining the tax treatment. The LPSC settlement divided the term of the Vidalia contract into two segments: 2002-12 and 2013-31. During the first eight years of the 2002-12 segment, Entergy Louisiana agreed to credit rates by flowing through its fuel adjustment calculation $11 million each year, beginning monthly in October 2002. Entergy Louisiana must credit rates in this way and by this amount even if Entergy Louisiana is unable to sustain the tax deduction. Entergy Louisiana also must credit rates by $11 million each year for an additional two years unless either the tax accounting method elected is retroactively repealed or the Internal Revenue Service denies the entire deduction related to the tax accounting method. Entergy Louisiana agreed to credit ratepayers additional amounts if the tax accounting election is sustained. During 2013-2031, Entergy Louisiana and its ratepayers would share the remaining benefits of this tax accounting election.

     Management expects that the reduction in Entergy Louisiana's revenue caused by the ratepayer credits will be offset by the reduction in interest expense or the increase in interest income, or both, made possible by the cash flow benefit of the election. Management expects to reduce Entergy Louisiana's indebtedness and preferred stock with a portion of the cash. In accordance with the terms of the settlement, Entergy Louisiana has requested SEC approval to return up to $350 million of common equity capital to Entergy Corporation in order to maintain Entergy Louisiana's current capital structure.

Investing Activities

     Net cash used in investing activities decreased for the nine months ended September 30, 2002 compared to the nine months ended
September 30, 2001 primarily due to:

     o approximately $600 million paid to acquire Indian Point 2 in September 2001;
     o cash contributions of approximately $414 million made in 2001 in the formation of Entergy-Koch;
     o cash of $272 million invested in 2001 to provide collateral for the NYPA line of credit in conjunction with the acquisition of the FitzPatrick and Indian Point 3 nuclear power plants; and
     o the maturity in 2002 of $150 million of other temporary investments combined with additional temporary investments of $250 million made in 2001.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Partially offsetting the decrease in net cash used in investing activities were the following:

     o receipt of approximately $810 million in proceeds from the sale of the Saltend plant in August 2001;
     o approximately $180 million paid to acquire Vermont Yankee in July 2002; and
     o an increase of $113 million in construction expenditures for the nine months ended September 30, 2002 compared to the same period in 2001 primarily related to turbine purchases for EWO's Harrison County project, as discussed below.

Financing Activities

     Financing activities used cash for the nine months ended
September 30, 2002 compared to providing a small amount of cash in 2001 primarily due to:

     o net retirements of long-term debt by the domestic utility segment of $461 million in 2002, compared to net issuances of long-term debt of $189 million in 2001;
     o the retirement of $268 million of long-term debt by EWO in April 2002 related to the purchase of the rights to the turbines discussed below; and
     o decreased borrowings under short-term credit facilities by Entergy Corporation in 2002.

Tropical Storm Isidore and Hurricane Lili

     In late September and early October 2002, Tropical Storm Isidore and Hurricane Lili hit the Gulf Coast and left a total of approximately 340,000 of Entergy's domestic utility customers in Louisiana and Mississippi without electric power. The strong winds and heavy rains caused widespread damage to transmission and distribution lines, equipment, poles, and facilities. Storm-related costs are estimated to be approximately $54 million for Entergy Gulf States, $44 million for Entergy Louisiana, $14 million for Entergy Mississippi, and $4 million for Entergy New Orleans. Historically, Entergy has been allowed to recover the costs associated with the restoration of service from storms and other natural disasters.

Capital Resources

      See "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES - Capital Resources" in the Form 10-K for a discussion of Entergy's uses and sources of capital. The following are updates to the Form 10-K.

Uses of Capital

Capital Expenditures

      See "ANO Matters" in Part I of the Form 10-K for discussion of the ANO 1 steam generator and reactor vessel closure head. On July 25, 2002, the Board authorized Entergy Arkansas and Entergy Operations to replace the ANO 1 steam generator and reactor vessel closure head. Entergy management estimates the cost of the fabrication and replacement to be approximately $235 million, of which approximately $135 million will be incurred through 2004. Management expects a contractor for the installation of the replacement steam generator and reactor vessel closure head to be selected by December 2002. Management expects that the replacement will occur during a planned refueling outage in 2005.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


      Entergy's current capital investment plan for 2002 through 2004 includes $2.8 billion in spending by the domestic utility for maintenance capital; $0.4 billion in spending by energy commodity services for previous investment commitments; and $0.7 billion in spending by the domestic non-utility nuclear business comprised of $0.4 billion for maintenance capital, $0.2 billion for the purchase of Vermont Yankee (discussed below), and $0.1 billion for power uprate projects. These amounts reflect the approval by the Board of the ANO 1 steam generator replacement project and the decision announced during 2002 to end new greenfield development by EWO. In addition to these amounts, Entergy estimates that an additional $2.9 billion will be available for other investments that have not yet been identified. This amount is based upon Entergy's current estimate of operating cash flows and dividends over the period from 2002 through 2004, and includes approximately $1.4 billion of additional debt which Entergy believes it can issue and still maintain its targeted 50% net debt to net capital ratio.

Entergy Wholesale Operations

       As discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K, EWO's power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric Company. The rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. In conjunction with Entergy's obligations related to this sale, Entergy retained certain rights to reacquire turbines or to cancel the construction of the turbines. In April 2002, Entergy paid a total of $351 million to reacquire the rights to the turbines. $83 million of the payments were for the turbines to be placed in the Harrison County project, which is in construction and scheduled to be completed in 2003. Entergy subsequently received a reimbursement from General Electric of $28 million of prior payments. With the reacquisition of the rights to the turbines, EWO's obligations to the special-purpose entity and Entergy Corporation's guarantee of up to $309 million in support of those obligations were terminated.

      EWO placed 17 of the original 36 turbines at sites that are either operating, under construction, or sold. Of the remaining 19 turbines, four were sold to a third party, three are currently subject to an option to purchase held by a third party, and 12 were cancelled. As discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS," Entergy recorded a $178.0 million provision in the first nine months of 2002 for the net costs resulting from cancellation or sale of the turbines that were subject to purchase commitments with the special-purpose entity.

Share Repurchases

      In accordance with its stock option plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy common stock. In order to reduce the increase in outstanding common shares caused by option exercises, Entergy plans to purchase up to 10 million shares of its common stock through mid-2004 on a discretionary basis through open market purchases or privately negotiated transactions. As of October 31, 2002, Entergy has repurchased 2,885,000 shares of common stock pursuant to this plan for a total purchase price of $118.5 million.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Vermont Yankee

       In July 2002, Entergy's domestic non-utility nuclear business purchased the 510 MW Vermont Yankee nuclear power plant located in Vernon, Vermont, from Vermont Yankee Nuclear Power Corporation for $180 million. Entergy received the plant, nuclear fuel, inventories, and related real estate. The liability to decommission the plant, as well as related decommissioning trust funds of approximately $310 million, were also transferred to Entergy. The acquisition included a 10-year power purchase agreement (PPA) under which the former owners will buy the power produced by the plant, which is through the expiration of the current operating license for the plant. The PPA includes an adjustment clause where the prices specified in the PPA will be adjusted downward annually, beginning in 2006, if power market prices drop below the PPA prices.

Damhead Creek Credit Facility

       As discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K, the Damhead Creek credit facility requires that the annual debt service coverage ratio be at least 1.05 to 1 for the previous 12 months at semi-annual dates commencing with June 30, 2002. Given the low electricity prices affecting the UK market, Damhead Creek would not have met the annual debt service coverage ratio test in respect of the 12 months ended June 30, 2002, but the lenders amended the facility so that the coverage ratio calculations would not commence until December 31, 2002. In addition, some of the Damhead Creek affiliates are technically insolvent since October 31, 2002, which has caused a default under the credit agreement. Damhead Creek has requested a waiver of this default from the lenders. Damhead Creek is currently in negotiations with the lenders to develop a debt restructuring for the project. If a debt restructuring agreement cannot be reached prior to December 31, 2002, EPDC may (1) sell its shares in the project to a third party, (2) transfer ownership of the project to the Damhead Creek bank syndicate or (3) ask the bank syndicate to appoint a receiver to the project. There is no requirement for Entergy or EPDC to make additional capital contributions or provide credit support to Damhead Creek, even if there is an occurrence of an event of default. Neither Entergy nor EDPC will make additional capital contributions or provide additional credit support to Damhead Creek.

Sources of Capital

      Entergy Corporation renewed its 364-day credit facility on May 16, 2002 and increased the available capacity from $1.325 billion to $1.425 billion. On July 15, 2002, the available capacity was increased to $1.450 billion. Although the credit line expires in May 2003, Entergy Corporation has the option to extend the period to repay the amount then outstanding for an additional 364-day term. Because of this option, the debt outstanding under the credit line is reflected in long-term debt. The credit line is reflected as notes payable at December 31, 2001. Entergy Arkansas and Entergy Mississippi each renewed their respective 364-day credit facilities on May 31, 2002. Amounts drawn on short-term credit facilities are as follows:

                       Expiration      Amount of     Amount Drawn as of
     Company              Date          Facility     September 30, 2002

Entergy Corporation     May 2003     $1.450 billion      $715 million
Entergy Arkansas        May 2003        $63 million            -
Entergy Louisiana       January 2003    $15 million       $15 million
Entergy Mississippi     May 2003        $25 million            -

Entergy Corporation has used borrowings from its credit facility for general corporate purposes and to make additional investments in competitive businesses.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


      Long-term debt maturities as of September 30, 2002 for the domestic utility companies and System Energy for the remainder of 2002 through 2004 are as follows:


       Company            2002-2003          2004

Entergy Arkansas         $255 million                -
Entergy Gulf States      $339 million     $654 million
Entergy Louisiana        $198 million      $15 million
Energy Mississippi       $255 million     $150 million
Entergy New Orleans       $25 million      $30 million
System Energy             $11 million       $6 million

It is expected that the majority of these amounts will be refinanced prior to or at maturity, with the exception of Entergy Louisiana, which expects to have sufficient cash on hand to retire its maturities. Entergy Gulf States, Entergy Mississippi, and Entergy New Orleans each issued First Mortgage Bonds subsequent to September 30, 2002, the proceeds of which will be used to retire a portion of the maturities listed above. See Note 4 to the financial statements for further discussion of these issuances.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Entergy's consolidated earnings applicable to common stock were $360.9 million and $523.6 million for the three and nine months ended September 30, 2002, respectively, compared to $312.5 million and $705.5 million for the three and nine months ended September 30, 2001, respectively. The changes in earnings (loss) applicable to common stock by operating segments for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 were as follows:

                               Three Months Ended   Nine Months Ended
    Operating Segments        Increase/(Decrease)  Increase/(Decrease)
                                           (In Thousands)

Domestic Utility                     $20,148             $35,102
Domestic Non-Utility Nuclear          38,461              67,727
Energy Commodity Services            (18,958)           (284,848)
Other, including parent company        8,741                  80
                                     -------           ---------
    Total                            $48,392           ($181,939)
                                     =======           =========

      Entergy's income before taxes is discussed below according to the operating segments listed above. See Note 6 to the financial statements for further discussion of Entergy's operating segments and their financial results for the three and nine months ended September 30, 2002 and 2001.

      Refer to "SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC., ENTERGY GULF STATES, INC., ENTERGY LOUISIANA, INC., ENTERGY MISSISSIPPI, INC., AND ENTERGY NEW ORLEANS, INC." which follow each company's financial statements in this report for further information with respect to operating statistics.

Domestic Utility

      The increase in earnings for domestic utility for the three months ended September 30, 2002 compared with the same period in 2001 was primarily due to increased electricity usage in the service territories, an increase in the price applied to unbilled revenue, decreased operation and maintenance expenses, and decreased interest expense. The increase in earnings was partially offset by increased depreciation and amortization expenses, increased decommissioning expenses, and decreased other income.

      The increase in earnings for domestic utility for the nine months ended September 30, 2002 compared with the same period in 2001 was primarily due to increased electricity usage in the service territories, an increase in the price applied to unbilled revenue, and decreased interest expense. The increase in earnings was partially offset by increased other operation and maintenance expenses, increased depreciation and amortization expenses, increased decommissioning expenses, and decreased other income.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Electric operating revenues

      The changes in electric operating revenues for domestic utility for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 are as follows:

                            Three Months Ended    Nine Months Ended
      Description           Increase/(Decrease)  Increase/(Decrease)
                                         (In Millions)

Base rate differences             ($14.8)              ($22.8)
Rate riders                         (3.5)               (30.1)
Fuel cost recovery                (101.5)              (916.2)
Sales volume/weather                30.9                 32.5
Unbilled revenue                    37.1                141.1
Other revenue                      105.0                135.3
Sales for resale                    (1.6)               (63.8)
                                   -----              -------
   Total                           $51.6              ($724.0)
                                   =====              =======

Base rate differences

      Base rate differences decreased revenues for the three and nine months ended September 30, 2002 primarily due to an $11.5 million base rate decrease at Entergy Gulf States effective June 2002 and additional formula rate plan reductions at Entergy Louisiana which became effective in both August 2001 and August 2002. Also contributing to the decreased revenues were decreased rates for special-rate industrial customers at Entergy Gulf States for the three months ended September 30, 2002 and at Entergy Louisiana for the three and nine months ended September 30, 2002 as a result of increased KWH usage.

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      Rate rider revenues decreased for the nine months ended September 30, 2002 primarily due to a decrease in the Grand Gulf rate rider at Entergy Arkansas effective January 2002 as compared to the average rate rider in effect for the nine months ended September 30, 2001 and a decrease in the Grand Gulf rate rider at Entergy Mississippi effective October 2001.

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

      Fuel cost recovery revenues decreased for the three and nine months ended September 30, 2002 due to lower fuel factors resulting from decreases in the market prices of natural gas and purchased power. Also contributing to the decreases was a lower fuel recovery surcharge in 2002 in the Texas jurisdiction of Entergy Gulf States.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     Corresponding to the decreases in fuel cost recovery revenues, fuel and purchased power expenses related to electric sales decreased by $90.1 million and $911.6 million for the three and nine months ended September 30, 2002, respectively, primarily due to decreases in the market prices of natural gas and purchased power in 2002.

Sales volume/weather

     Higher electric sales volume increased revenues for the three and nine months ended September 30, 2002 due to increased usage of 437 GWH and 947 GWH, respectively, in the residential and commercial sectors, after adjusting for the weather effect. Partially offsetting this increase for the nine months ended September 30, 2002 was a decrease in usage of 708 GWH in the industrial sector primarily from contractual modifications that reclassified the sales associated with certain Entergy Gulf States customers from retail to wholesale. The number of retail customers in the domestic utility companies' service territories increased only slightly during these periods.

Unbilled revenue

     As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenue for the three months ended September 30, 2002 and 2001 includes the reversal of the estimates for June 2002 and June 2001, respectively. The increase in unbilled revenue for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 is due to the effect on the unbilled calculation for the 2001 period of higher unbilled revenue in June 2001 caused by higher fuel rates as well as increased volume in September 2002 compared to September 2001.

     Unbilled revenue for the nine months ended September 30, 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenue for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is due to increased volume in September 2002 compared to September 2001 and the effect on the unbilled calculation for the 2001 period of higher unbilled revenue in December 2000 caused by higher fuel rates and volume/weather.

Other revenue

      Other revenue increased for the three and nine months ended September 30, 2002 primarily due to the provisions for rate refunds recorded in 2001 related to System Energy's 1995 rate proceeding. See further discussion of the final resolution of the rate proceeding in Note 2 to the financial statements in the Form 10-K.

Sales for resale

      Sales for resale decreased for the nine months ended September 30, 2002 primarily due to a decrease in the average price of energy sold to wholesale customers coupled with a decrease in sales volume to municipal and co-operative customers. The decrease is partially offset by the contractual modifications that resulted in the reclassified Entergy Gulf States sales noted above in sales volume/weather.

Gas operating revenues

     Natural gas revenues decreased $68.8 million for the nine months ended September 30, 2002 primarily due to a decrease in the market price of natural gas. Corresponding to the decrease in natural gas revenues, fuel and purchased power expenses related to gas sales decreased by $61.9 million for the nine months ended September 30, 2002.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other effects on results of operations

     Results for the three months ended September 30, 2002 for domestic utility were also affected by the following:

     o a decrease in other operation and maintenance expenses of $23.5 million, which is explained below;
     o an increase in decommissioning expenses of $30.8 million primarily due to the effects in 2001 of the final FERC order addressing System Energy's rate proceeding;
     o an increase in depreciation and amortization expenses of $82.7 million primarily due to the effects in 2001 of the final FERC order addressing System Energy's rate proceeding;
     o an increase in other regulatory charges of $38.3 million primarily due to the deferral in 2001 of capacity charges associated with power purchases for the summers of 2000 and 2001 and the amortization of these capacity charges in 2002 at Entergy Gulf States and Entergy Louisiana. Refer to Note 2 to the financial statements for further discussion of deferred capacity charges;
     o a decrease in interest and dividend income of $24.5 million, which is explained below;
     o an increase in "miscellaneous - net" in other income of $11.8 million due to settlement of liability insurance coverage at Entergy Gulf States and the cessation of amortization of goodwill in January 2002 upon implementation of SFAS 142. Refer to Note 7 to the financial statements for further discussion of the implementation of SFAS 142; and
     o a decrease in interest expense of $53.4 million primarily due to interest recorded on System Energy's reserve for rate refund in 2001. The refund was made in December 2001.

     The decrease in other operation and maintenance expenses for the three months ended September 30, 2002 is primarily due to the following:

     o a decrease in other operation and maintenance expenses at Entergy Arkansas primarily due to $16 million of turbine refurbishment costs expensed in 2001 at a plant after its lease expired; and
     o a decrease of $13.9 million due to decreased incentive compensation accruals.

This decrease was partially offset by an increase in expense of $10.9 million to reflect the current estimate of the liability for the future disposal of low-level radioactive waste materials.

     The decrease in interest and dividend income for the three months ended September 30, 2002 is primarily due to the following:

     o a decrease of $12.7 million in interest and dividend income at System Energy primarily due to interest recognized in 2001 on decommissioning funds resulting from the final FERC order addressing System Energy's rate proceeding; and
     o a decrease of $6.5 million in interest and dividend income at Entergy Mississippi due to interest recorded in 2001 on the deferred System Energy costs that were not being recovered through rates.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     Results for the nine months ended September 30, 2002 for domestic utility were also affected by the following:

     o an increase in other operation and maintenance expenses of $216.0 million primarily due to increased expenses at Entergy Arkansas. Entergy Arkansas had increased expenses of $159.9 million for the nine months ended due to the March 2002 Settlement Agreement and 2001 earnings review that became final in the second quarter of 2002, allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through previously-collected TCA amounts. Entergy Arkansas also had increased expenses of $24.5 million due to the reversal in 2001 of ice storm costs previously charged to expense in December 2000, partially offset by the $16 million of turbine refurbishment costs mentioned above. These increases are partially offset by the increased other regulatory credits discussed below;
     o an increase in other regulatory credits of $143.4 million primarily due to the March 2002 Settlement Agreement allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected TCA amounts;
     o an increase in depreciation and amortization expenses of $100.9 million primarily due to the effects in 2001 of the final FERC order addressing System Energy's rate proceeding; and
     o a decrease in interest income of $48.4 million primarily due to lower interest earned on declining deferred fuel balances; and
     o an increase in "miscellaneous - net" in other income of $18.2 million due to settlement of liability insurance coverage at Entergy Gulf States and the cessation of amortization of goodwill in January 2002 upon implementation of SFAS 142; and
     o a decrease in interest expense of $101.5 million, which is explained below.

The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

      The decrease in interest expense for the nine months ended September 30, 2002 is primarily due to the following:

     o a decrease of $31.4 million in interest on long-term debt primarily due to the retirement of long-term debt in late 2001 and early 2002; and
     o a decrease of $67.3 million in other interest expense primarily due to interest recorded on System Energy's reserve for rate refund in 2001. The refund was made in December 2001.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Domestic Non-Utility Nuclear

      The increases in earnings for the three and nine months ended September 30, 2002 compared to the same periods in 2001 for domestic non-utility nuclear were primarily due to the operation of Indian Point 2 and Vermont Yankee, which were purchased in September 2001 and July 2002, respectively. Following are key performance measures for domestic non-utility nuclear during the three and nine months ended September 30, 2002 and 2001:

                                      Three Months      Nine Months
                                          Ended            Ended
                                      2002    2001     2002    2001

Net MW in operation at September 30   3,955    3,445   3,955    3,445
Generation in GWH for the period      8,152    5,887  23,110   15,354
Capacity factor for the period        96.8%    97.5%   98.5%    91.5%

      The following fluctuations in the results of operations for domestic non-utility nuclear for the three months ended September 30, 2002 were primarily caused by the acquisitions of Indian Point 2 and Vermont Yankee:

     o operating revenues increased $143.4 million to $347.2 million;
     o fuel expenses increased $9.2 million to $29.3 million;
     o nuclear refueling outage expenses increased $1.0 million to $9.9 million;
     o other operation and maintenance expenses increased $54.5 million to $152.4 million; and
     o depreciation and amortization expenses increased $8.0 million to $12.1 million.

     The following fluctuations in the results of operations for domestic non-utility nuclear for the nine months ended September 30, 2002 were primarily caused by the acquisitions of Indian Point 2 and Vermont Yankee:

     o operating revenues increased $390.0 million to $923.2 million;
     o fuel expenses increased $32.7 million to $82.9 million;
     o nuclear refueling outage expenses increased $15.4 million to $29.4 million;
     o other operation and maintenance expenses increased $184.7 million to $436.5 million;
     o taxes other than income taxes increased $9.1 million to $33.0 million; and
     o depreciation and amortization expenses increased $20.0 million to $29.1 million.

Energy Commodity Services

     The decrease in earnings for energy commodity services for the three months ended September 30, 2002 compared to the same period in 2001 was primarily due to the gain on the sale of the Saltend plant in August 2001 combined with slightly lower earnings from Entergy's interest in Entergy-Koch. This decrease was partially offset by the gain on the sale of projects under development in Spain discussed below.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     The decrease in earnings for energy commodity services for the nine months ended September 30, 2002 compared to the same period in 2001 was primarily due to the charges, discussed in "MANAGEMENT'S DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS - Entergy Wholesale Operations," to reflect the impairment of certain assets, including impairments related to EWO's turbine acquisition plans, and to reflect the change in EWO's development plans. $419.5 million ($271.5 million net of tax) was recorded in the first and second quarters of 2002, including an offsetting net of tax benefit of $18.5 million related to the sale of four turbines to a third party. The pre-tax charges are reflected in operation and maintenance expenses in the Consolidated Statements of Income. In the third quarter of 2002, EWO realized a gain of $28.0 million ($17.3 million net of tax) primarily resulting from the sale of projects under development in Spain.

     Revenues decreased for energy commodity services by $306.8 million and $909.2 million for the three and nine months ended September 30, 2002, respectively, primarily due to decreases of $127.4 million and $495.3 million for the three and nine months ended September 30, 2002, respectively, resulting from the sale of EWO's interest in Highland Energy in the fourth quarter of 2001 combined with decreases of $23.4 million and $161.7 million for the three and nine months ended September 30, 2002, respectively, resulting from the sale of EWO's interest in the Saltend plant in August 2001.

     Also contributing to the decreases in revenues for energy commodity services was the contribution of substantially all of
Entergy's power marketing and trading business to Entergy-Koch in February 2001. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. As a result, for the nine months ended September 30, 2002, revenues from this activity were lower by $135.2 million compared to the same period in 2001 and purchased power expenses were lower by $131.2 million. The net income effect of the lower revenue for the nine months ended September 30, 2002 was offset by the equity in earnings from Entergy's interest in Entergy-Koch. The equity in earnings from Entergy's interest in Entergy-Koch was $9.7 million and $16.8 million lower for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 primarily due to lower earnings from the pipeline business. Gulf South Pipeline had lower trading earnings due to lower throughput and higher production costs. Following are key performance measures for Entergy-Koch's operations for the quarter and year-to-date periods ended September 30, 2002 and 2001:

                                   Third Quarter          Year-To-Date
                                2002         2001        2002       2001

Entergy-Koch Trading
  Gas volatility                   58%         69%         64%        69%
  Electricity volatility           57%         75%         50%        88%
  Gas marketed (BCF/D)             1.6         1.3         1.8        1.5
  Electricity marketed (GWH)    29,982      24,873      96,643     82,268
  Gain/loss days                   2.0         3.3         1.9        3.0
Gulf South Pipeline
  Throughput (BCF/D)              2.27        2.56        2.40       2.43
  Production cost ($/MMBTU)     $0.096      $0.088      $0.088     $0.091

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


As discussed in the Form 10-K, the partnership agreement currently allocates profits on a disproportionate basis. Substantially all of Entergy-Koch's profits were allocated to Entergy for the three and nine months ended September 30, 2002.

      Also partially offsetting the decrease in earnings for energy commodity services for the nine months ended September 30, 2002 was a net increase in earnings of $7.3 million ($5.0 million net of tax) related to the mark-to-market of the Damhead Creek power and gas contracts in the first quarter of 2002.

Other, including parent company

      Earnings for Other, including the parent company, increased for the three months ended September 30, 2002 compared to the same period in 2001 primarily due to an increase of $5.0 million in interest income combined with a decrease of $2.6 million in interest expense.

Income taxes

      The effective income tax rates for the three months ended September 30, 2002 and 2001 were 38.4% and 36.9%, respectively. The effective income tax rates for the nine months ended September 30, 2002 and 2001 were 39.4% and 38.8%, respectively.


                  ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
   For the Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                             2002         2001           2002         2001
                                                                   (In Thousands, Except Share Data)
                  OPERATING REVENUES
Domestic electric                                          $2,037,957   $1,986,338    $5,125,722    $5,849,720
Natural gas                                                    18,953       18,212        90,313       159,144
Competitive businesses                                        411,965      572,339     1,210,254     1,726,727
                                                           ----------   ----------    ----------    ----------
TOTAL                                                       2,468,875    2,576,889     6,426,289     7,735,591
                                                           ----------   ----------    ----------    ----------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 672,217      925,452     1,612,490     3,076,932
   Purchased power                                            222,472      279,060       625,476       888,835
   Nuclear refueling outage expenses                           24,183       24,284        74,057        64,567
   Provision for turbine commitments, asset impairments
     and restructuring charges                                (27,985)           -       391,557             -
   Other operation and maintenance                            564,762      550,339     1,816,131     1,456,908
Decommissioning                                                 8,198      (22,553)       24,589        (4,749)
Taxes other than income taxes                                 107,189      103,593       291,753       295,717
Depreciation and amortization                                 214,408      127,650       625,407       514,099
Other regulatory charges (credits) - net                       19,742      (18,592)     (149,340)       (5,894)
                                                           ----------   ----------    ----------    ----------
TOTAL                                                       1,805,186    1,969,233     5,312,120     6,286,415
                                                           ----------   ----------    ----------    ----------

OPERATING INCOME                                              663,689      607,656     1,114,169     1,449,176
                                                           ----------   ----------    ----------    ----------

                     OTHER INCOME
Allowance for equity funds used during construction             8,726        7,672        23,730        19,259
Gain on sale of assets - net                                      705          913         2,379         2,261
Interest and dividend income                                   20,688       43,223        71,924       124,294
Equity in earnings of unconsolidated equity affiliates         50,159       58,414       142,964       153,957
Miscellaneous - net                                             7,837       (5,580)       (3,346)        3,068
                                                           ----------   ----------    ----------    ----------
TOTAL                                                          88,115      104,642       237,651       302,839
                                                           ----------   ----------    ----------    ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                    131,905      126,670       376,825       386,373
Other interest - net                                           26,260       84,452        86,630       183,752
Distributions on preferred securities of subsidiary             4,709        4,709        14,128        14,128
Allowance for borrowed funds used during construction          (6,548)      (6,287)      (18,478)      (15,718)
                                                           ----------   ----------    ----------    ----------
TOTAL                                                         156,326      209,544       459,105       568,535
                                                           ----------   ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                                    595,478      502,754       892,715     1,183,480

Income taxes                                                  228,678      185,300       351,314       459,573
                                                           ----------   ----------    ----------    ----------

CONSOLIDATED NET INCOME                                       366,800      317,454       541,401       723,907

Preferred dividend requirements and other                       5,924        4,970        17,796        18,363
                                                           ----------   ----------    ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $360,876     $312,484      $523,605      $705,544
                                                           ==========   ==========    ==========    ==========
Earnings per average common share:
    Basic                                                       $1.61        $1.41         $2.34         $3.19
    Diluted                                                     $1.59        $1.39         $2.30         $3.14
Dividends declared per common share                             $0.33        $0.32         $0.99         $0.95
Average number of common shares outstanding:
    Basic                                                 223,714,449  221,675,578   223,336,005   220,908,546
    Diluted                                               227,054,321  224,830,056   227,402,737   224,780,449

See Notes to Financial Statements.



                   ENTERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 2002 and 2001
                                (Unaudited)

                                                                              2002        2001
                                                                               (In Thousands)
                          OPERATING ACTIVITIES
Consolidated net income                                                      $541,401     $723,907
Noncash items included in net income:
  Reserve for regulatory adjustments                                           10,767     (357,880)
  Other regulatory credits - net                                             (149,340)      (5,894)
  Depreciation, amortization, and decommissioning                             649,996      509,350
  Deferred income taxes and investment tax credits                           (169,905)     (53,037)
  Allowance for equity funds used during construction                         (23,730)     (19,259)
  Gain on sale of assets - net                                                 (2,379)      (2,261)
  Equity in undistributed earnings of unconsolidated equity affiliates       (140,964)    (145,312)
  Provision for turbine commitments, asset impairments
     and restructuring charges                                                391,557            -
Changes in working capital:
  Receivables                                                                (233,194)      33,355
  Fuel inventory                                                                 (193)     (24,898)
  Accounts payable                                                             68,004     (467,749)
  Taxes accrued                                                               496,789      457,995
  Interest accrued                                                              5,158       10,289
  Deferred fuel                                                                85,998      367,105
  Other working capital accounts                                              (83,990)     (11,291)
Provision for estimated losses and reserves                                       198      (10,706)
Changes in other regulatory assets                                            206,504       61,583
Other                                                                          17,600      163,459
                                                                           ----------   ----------
Net cash flow provided by operating activities                              1,670,277    1,228,756
                                                                           ----------   ----------

                          INVESTING ACTIVITIES
Construction/capital expenditures                                          (1,053,000)    (939,662)
Allowance for equity funds used during construction                            23,730       19,259
Nuclear fuel purchases                                                       (217,398)    (119,277)
Proceeds from sale/leaseback of nuclear fuel                                  160,062       60,679
Proceeds from sale of businesses                                              244,578      805,945
Investment in other non-regulated/non-utility properties                     (200,119)    (565,333)
Decrease (increase) in other investments                                       38,964     (632,548)
Changes in other temporary investments - net                                  150,000     (250,600)
Decommissioning trust contributions and realized change in trust assets       (49,458)     (79,047)
Other regulatory investments                                                  (45,262)     (36,461)
Other                                                                         116,654      (12,200)
                                                                           ----------   ----------
Net cash flow used in investing activities                                   (831,249)  (1,749,245)
                                                                           ----------   ----------

See Notes to Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 2002 and 2001
                                (Unaudited)

                                                                              2002        2001
                                                                                (In Thousands)
                          FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                              368,589      489,295
  Common stock                                                                115,569       62,335
Retirement of long-term debt                                               (1,166,412)    (877,088)
Repurchase of common stock                                                   (103,579)     (36,895)
Redemption of preferred stock                                                  (1,858)     (39,574)
Changes in credit line borrowings - net                                       379,333      662,997
Dividends paid:
  Common stock                                                               (221,215)    (202,112)
  Preferred stock                                                             (17,796)     (20,281)
                                                                           ----------   ----------
Net cash flow provided by (used in) financing activities                     (647,369)      38,677
                                                                           ----------   ----------

Effect of exchange rates on cash and cash equivalents                           5,614          664
                                                                           ----------   ----------

Net increase (decrease) in cash and cash equivalents                          197,273     (481,148)

Cash and cash equivalents at beginning of period                              751,573    1,382,424
                                                                           ----------   ----------

Cash and cash equivalents at end of period                                   $948,846     $901,276
                                                                           ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                     $454,489     $570,846
    Income taxes                                                              $37,770       $6,872
  Noncash investing and financing activities:
     Change in unrealized depreciation of
       decommissioning trust assets                                          ($78,156)    ($38,718)
     Net assets contributed to Entergy-Koch                                         -      $80,145
     Decommissioning trust funds acquired in nuclear plant acquisitions      $310,000     $430,000
     Long-term debt refunded with proceeds from
       long-term debt issued in prior period                                 ($47,000)           -

See Notes to Financial Statements.



                 ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                 ASSETS
               September 30, 2002 and December 31, 2001
                               (Unaudited)

                                                                         2002          2001
                                                                            (In Thousands)
                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $205,184      $129,866
  Temporary cash investments - at cost,
   which approximates market                                             743,344       618,327
  Special deposits                                                           318         3,380
                                                                     -----------   -----------
     Total cash and cash equivalents                                     948,846       751,573
                                                                     -----------   -----------
Other temporary investments                                                    -       150,000
Notes receivable                                                           2,077         2,137
Accounts receivable:
  Customer                                                               439,856       294,799
  Allowance for doubtful accounts                                        (22,036)      (19,255)
  Other                                                                  286,052       286,671
  Accrued unbilled revenues                                              365,157       268,680
                                                                     -----------   -----------
     Total receivables                                                 1,069,029       830,895
                                                                     -----------   -----------
Deferred fuel costs                                                      131,708       172,444
Accumulated deferred income taxes                                         22,936         6,488
Fuel inventory - at average cost                                          97,690        97,497
Materials and supplies - at average cost                                 514,688       460,644
Deferred nuclear refueling outage costs                                   68,732        79,755
Prepayments and other                                                     94,724       129,251
                                                                     -----------   -----------
TOTAL                                                                  2,950,430     2,680,684
                                                                     -----------   -----------

                OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                     756,682       766,103
Decommissioning trust funds                                            2,032,368     1,775,950
Non-utility property - at cost (less accumulated depreciation)           293,773       295,616
Other                                                                    295,765       495,542
                                                                     -----------   -----------
TOTAL                                                                  3,378,588     3,333,211
                                                                     -----------   -----------

                 PROPERTY, PLANT AND EQUIPMENT
Electric                                                              26,951,520    26,359,376
Property under capital lease                                             745,063       753,310
Natural gas                                                              209,808       201,841
Construction work in progress                                          1,275,323       882,829
Nuclear fuel under capital lease                                         291,720       265,464
Nuclear fuel                                                             258,224       232,387
                                                                     -----------   -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                   29,731,658    28,695,207
Less - accumulated depreciation and amortization                      12,275,323    11,805,578
                                                                     -----------   -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                   17,456,335    16,889,629
                                                                     -----------   -----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                        920,352       946,126
  Unamortized loss on reacquired debt                                    157,578       166,546
  Other regulatory assets                                                526,709       707,439
Long-term receivables                                                     25,588        28,083
Goodwill                                                                 377,172       377,472
Other                                                                    984,241       781,121
                                                                     -----------   -----------
TOTAL                                                                  2,991,640     3,006,787
                                                                     -----------   -----------

TOTAL ASSETS                                                         $26,776,993   $25,910,311
                                                                     ===========   ===========
See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                 September 30, 2002 and December 31, 2001
                                 (Unaudited)

                                                                         2002          2001
                                                                            (In Thousands)
                      CURRENT LIABILITIES
Currently maturing long-term debt                                        $966,744       $682,771
Notes payable                                                              15,351        351,018
Accounts payable                                                          662,261        592,529
Customer deposits                                                         196,583        188,230
Taxes accrued                                                             797,321        550,133
Nuclear refueling outage costs                                             11,199          2,080
Interest accrued                                                          197,690        192,420
Obligations under capital leases                                          150,731        149,352
Other                                                                     183,974        345,387
                                                                      -----------    -----------
TOTAL                                                                   3,181,854      3,053,920
                                                                      -----------    -----------

            DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                       3,410,943      3,574,664
Accumulated deferred investment tax credits                               453,712        471,090
Taxes accrued                                                             650,000        400,000
Obligations under capital leases                                          196,572        181,085
Other regulatory liabilities                                              172,203        135,878
Decommissioning                                                         1,544,090      1,194,333
Transition to competition                                                  79,098        231,512
Regulatory reserves                                                        48,357         37,591
Accumulated provisions                                                    418,959        425,399
Other                                                                     988,403        852,269
                                                                      -----------    -----------
TOTAL                                                                   7,962,337      7,503,821
                                                                      -----------    -----------

Long-term debt                                                          7,239,139      7,321,028
Preferred stock with sinking fund                                          24,327         26,185
Preferred stock without sinking fund                                      334,337        334,337
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                        215,000        215,000

                     SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,174,087 shares in 2002 and in 2001                     2,482          2,482
Paid-in capital                                                         4,666,953      4,662,704
Retained earnings                                                       3,941,240      3,638,448
Accumulated other comprehensive loss                                      (45,156)       (88,794)
Less - treasury stock, at cost (25,910,490 shares in 2002 and
  27,441,384 shares in 2001)                                              745,520        758,820
                                                                      -----------    -----------
TOTAL                                                                   7,819,999      7,456,020
                                                                      -----------    -----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $26,776,993    $25,910,311
                                                                      ===========    ===========
See Notes to Financial Statements.


                     ENTERGY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME,
                             AND PAID-IN CAPITAL
        For the Three and Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)

                                                                        Three Months Ended
                                                                   2002                   2001
                                                                           (In Thousands)
                  RETAINED EARNINGS
Retained Earnings - Beginning of period                   $3,653,841             $3,445,141
    Add  - Earnings applicable to common stock               360,876   $360,876     312,484     $312,484
    Deduct:
        Dividends declared on common stock                    73,933                 69,841
        Capital stock and other expenses                        (456)                  (840)
                                                          ----------             ----------
              Total                                           73,477                 69,001
                                                          ----------             ----------
Retained Earnings - End of period                         $3,941,240             $3,688,624
                                                          ==========             ==========
           ACCUMULATED OTHER COMPREHENSIVE
            INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes       ($3,628)              ($21,868)
  Other accumulated comprehensive (loss) items               (13,613)               (78,565)
                                                          ----------             ----------
     Total                                                   (17,241)              (100,433)
                                                          ----------             ----------


Net derivative instrument fair value changes
  arising during the period                                  (17,108)   (17,108)     (1,475)      (1,475)

Foreign currency translation adjustments                         255        255       7,848        7,848

Net unrealized investment (losses)                           (11,062)   (11,062)     (2,853)      (2,853)
                                                          ----------   --------  ----------     --------

Balance at end of period:
  Accumulated derivative instrument fair value changes       (20,736)               (23,343)
  Other accumulated comprehensive (loss) items               (24,420)               (73,570)
                                                          ----------             ----------
     Total                                                  ($45,156)              ($96,913)
                                                          ==========   --------  ==========     --------
Comprehensive Income                                                   $332,961                 $316,004
                                                                       ========                 ========
                   PAID-IN CAPITAL
Paid-in Capital - Beginning of period                     $4,666,754             $4,661,334
  Add:  Common stock issuances related to stock plans            199                  1,428
                                                          ----------             ----------
Paid-in Capital - End of period                           $4,666,953             $4,662,762
                                                          ==========             ==========



                                                                      Nine Months Ended
                                                                   2002                   2001
                                                                         (In Thousands)
                  RETAINED EARNINGS
Retained Earnings - Beginning of period                   $3,638,448             $3,190,639
    Add  - Earnings applicable to common stock               523,605   $523,605     705,544     $705,544
    Deduct:
        Dividends declared on common stock                   221,288                208,766
        Capital stock and other expenses                        (475)                (1,207)
                                                          ----------             ----------
              Total                                          220,813                207,559
                                                          ----------             ----------
Retained Earnings - End of period                         $3,941,240             $3,688,624
                                                          ==========             ==========
           ACCUMULATED OTHER COMPREHENSIVE
            INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes      ($17,973)                     -
  Other accumulated comprehensive (loss) items               (70,821)              ($75,033)
                                                          ----------             ----------
     Total                                                   (88,794)               (75,033)
                                                          ----------             ----------

    Cumulative effect to January 1, 2001 of accounting
      change regarding fair value of derivative instruments        -          -     (18,021)           -

Net derivative instrument fair value changes
  arising during the period                                   (2,763)    (2,763)     (5,322)      (5,322)

Foreign currency translation adjustments                      68,312      1,978       4,213        4,213

Net unrealized investment (losses)                           (21,911)   (21,911)     (2,750)      (2,750)
                                                          ----------   --------  ----------     --------
Balance at end of period:
  Accumulated derivative instrument fair value changes       (20,736)               (23,343)
  Other accumulated comprehensive (loss) items               (24,420)               (73,570)
                                                          ----------             ----------
     Total                                                  ($45,156)              ($96,913)
                                                          ==========   --------  ==========     --------
Comprehensive Income                                                   $500,909                 $701,685
                                                                       ========                 ========
                   PAID-IN CAPITAL
Paid-in Capital - Beginning of period                     $4,662,704             $4,660,483
  Add:  Common stock issuances related to stock plans          4,249                  2,279
                                                          ----------             ----------
Paid-in Capital - End of period                           $4,666,953             $4,662,762
                                                          ==========             ==========

See Notes to Financial Statements.



                 ENTERGY CORPORATION AND SUBSIDIARIES
                       SELECTED OPERATING RESULTS
     For the Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)


                               Three Months Ended       Increase/
       Description             2002         2001       (Decrease)      %
                                 (In Millions)
Domestic Electric Operating Revenues:
  Residential                $ 847.6      $ 874.8        ($27.2)       (3)
  Commercial                   501.8        529.9         (28.1)       (5)
  Industrial                   523.3        532.2          (8.9)       (2)
  Governmental                  50.5         55.5          (5.0)       (9)
                           ---------    ---------        ------
    Total retail             1,923.2      1,992.4         (69.2)       (3)
  Sales for resale             107.3        108.9          (1.6)       (1)
  Other                          7.4       (115.0)        122.4       106
                           ---------    ---------        ------
    Total                  $ 2,037.9    $ 1,986.3        $ 51.6         3
                           =========    =========        ======

Billed Electric Energy
 Sales (GWH):
  Residential                 10,827       10,502           325         3
  Commercial                   7,509        7,351           158         2
  Industrial                  10,839       10,457           382         4
  Governmental                   731          722             9         1
                           ---------    ---------        ------
    Total retail              29,906       29,032           874         3
  Sales for resale             2,823        2,373           450        19
                           ---------    ---------        ------
    Total                     32,729       31,405         1,324         4
                           =========    =========        ======


                              Nine Months Ended         Increase/
        Description           2002         2001        (Decrease)      %
                                (In Millions)
Domestic Electric
Operating Revenues:
  Residential              $ 1,898.8    $ 2,127.0       ($228.2)      (11)
  Commercial                 1,264.3      1,462.8        (198.5)      (14)
  Industrial                 1,385.0      1,838.7        (453.7)      (25)
  Governmental                 132.3        162.7         (30.4)      (19)
                           ---------    ---------        ------
    Total retail             4,680.4      5,591.2        (910.8)      (16)
  Sales for resale             262.0        325.8         (63.8)      (20)
  Other                        183.3        (67.3)        250.6       372
                           ---------    ---------        ------
    Total                  $ 5,125.7    $ 5,849.7       ($724.0)      (12)
                           =========    =========        ======

Billed Electric Energy
 Sales (GWH):
  Residential                 25,303       24,771           532         2
  Commercial                  19,219       18,834           385         2
  Industrial                  30,770       31,478          (708)       (2)
  Governmental                 2,002        1,967            35         2
                           ---------    ---------        ------
    Total retail              77,294       77,050           244         -
  Sales for resale             7,480        7,004           476         7
                           ---------    ---------        ------
    Total                     84,774       84,054           720         1
                           =========    =========        ======

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily due to the refund from System Energy ordered by FERC that became final in July 2001. The accounting entries necessary to record the effects of the FERC order reduced purchased power expenses by $61.5 million in 2001, which resulted in a $37.4 million increase in net income in 2001. The refund is discussed further in Note 2 to the financial statements in the Form 10-K. Absent the effect of the refund entry on 2001 results, net income would have increased in 2002 due to a decrease in other operation and maintenance expenses and other regulatory charges and an increase in the sales volume of unbilled revenue, partially offset by decreased sales for resale.

      Net income decreased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to the aforementioned System Energy refund and the effect of the March 2002 Settlement Agreement and the 2001 earnings review that were approved by the APSC in the second quarter of 2002. The settlement agreement allowed Entergy Arkansas to recover 2000 and 2001 ice storm repair expenses through previously-collected TCA amounts. The effect of this settlement agreement increased other operation and maintenance expenses, other regulatory credits, and provisions for rate refunds. The net impact of the settlement agreement and the 2001 earnings review is a $2.2 million decrease in net income. The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements. The overall decrease was partially offset by an increase in the sales volume of unbilled revenue.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2002 compared with the three and nine months ended September 30, 2001 are as follows:

                           Three Months Ended    Nine Months Ended
      Description          Increase/(Decrease)  Increase/(Decrease)
                                           (In Millions)

Base rate differences             ($0.2)               $4.4
Rate riders                         1.7               (13.4)
Fuel cost recovery                (39.6)              (52.9)
Sales volume/weather                1.8                (6.8)
Unbilled revenue                    7.8                14.3
Provisions for rate refunds         -                 (18.1)
Other revenue                      (0.3)                0.9
Sales for resale                  (37.9)              (96.3)
                                 ------             -------
   Total                         ($66.7)            ($167.9)
                                 ======             =======

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Rate rider revenues decreased for the nine months ended September 30, 2002 primarily due to a decrease in the Grand Gulf rate rider effective January 2002 compared to the average rate rider in effect during the nine months ended September 30, 2001. The Grand Gulf rate rider allows Entergy Arkansas to recover its retail share of operating costs for Grand Gulf 1.

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

      Fuel cost recovery revenues decreased for the three and nine months ended September 30, 2002 primarily due to a decrease in the energy cost recovery rider that became effective in April 2002. The rider utilizes prior year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year. In September 2002, Entergy Arkansas filed and the APSC approved an interim revision to the energy cost rate effective October 2002 through March 2003. The rider is discussed further in
Note 2 to the financial statements in the Form 10-K.

Sales volume/weather

      Electric sales volume decreased revenues for the nine months ended September 30, 2002 due to decreased usage of 53 GWH in the industrial sector. The effect of less favorable weather through September 30, 2002 compared to the same period in 2001 also decreased electric sales volume by 173 GWH in the residential and commercial sectors. The decreased usage resulted in higher effective rates in each sector, which is reflected in base rate differences.

Unbilled revenue

      The increase for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 is due to the effect on the unbilled calculation for the 2002 period of higher unbilled revenue in September 2002 caused by volume/weather.

Provisions for rate refunds

      Revenues decreased for the nine months ended September 30, 2002 due to the provisions for rate refunds to large general service customers pursuant to the March 2002 Settlement Agreement. The refunds were distributed in August 2002. The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

Sales for resale

      Sales for resale decreased for the three and nine months ended September 30, 2002 due to a decrease in the average price of energy sold to wholesale customers coupled with a decrease in sales volume to municipalities and co-operatives, partially due to the expiration of a municipal wholesale customer contract on June 30, 2002. Entergy Arkansas is aggressively pursuing other wholesale power sales opportunities to offset the revenue loss resulting from the loss of this contract.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

Fuel and purchased power

     Fuel and purchased power expenses decreased for the three months ended September 30, 2002 primarily due to:

     o decreased coal transportation costs due to new contracts;
     o decreased coal commodity costs due to increased purchases in the spot market; and
     o decreased average market price of purchased power.

The decrease was partially offset by the reduction of $61.5 million in purchased power expenses in September 2001 as a result of the FERC-ordered refund from System Energy.

      Fuel and purchased power expenses decreased for the nine months ended September 30, 2002 primarily due to decreased market prices of natural gas and purchased power as well as decreased expenses for coal as mentioned above. The decrease was partially offset by the FERC-ordered refund from System Energy mentioned above.

Other operation and maintenance

     Other operation and maintenance expenses decreased for the three months ended September 30, 2002 primarily due to $16 million of turbine refurbishment costs expensed in 2001 at a plant, the lease of which expired after the summer of 1999.

      Other operation and maintenance expenses increased for the nine months ended September 30, 2002 primarily due to:

     o increased expenses consisting of $159.9 million due primarily to the March 2002 Settlement Agreement (discussed further in Note 2 to the financial statements) and 2001 earnings review allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected TCA amounts and $24.5 million due to the reversal in 2001 of ice storm costs previously charged to expense in December 2000;
     o an increase in expense of $6.6 million to reflect the current estimate of the liability for the future disposal of low-level radioactive waste materials; and
     o lower nuclear insurance refunds of $3.1 million.

These were partially offset by the $16 million of turbine refurbishment costs discussed above.

Depreciation, amortization, and decommissioning

      Depreciation and amortization expenses increased for the nine months ended September 30, 2002 primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives, which lowered expense in 2001 in accordance with regulatory treatment.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other regulatory charges (credits) - net

      Other regulatory charges decreased for the three months ended September 30, 2002 primarily due to an adjustment to the transition cost account made in the third quarter of 2001 as a result of the 2000 excess earnings review. The March 2002 Settlement Agreement provided that the process for contributing excess earnings to the transition cost account end with the 2001 earnings review.

      Other regulatory credits increased for the nine months ended September 30, 2002 primarily due to the March 2002 Settlement Agreement allowing Entergy Arkansas to recover 2000 and 2001 ice storm repair expenses through the previously-collected TCA amounts. The increase in other regulatory credits is offset by an increase in other operation and maintenance expenses discussed above. The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

Other

Other income

     Other income decreased for the nine months ended September 30, 2002 primarily due to:

     o a decrease in interest income recorded on the deferred fuel balance because the balance has been lower during 2002; and
     o reversal of the first quarter 2002 recording of 2000 ice storm expenses in other operation and maintenance of $2.7 million, as originally recommended by the APSC staff, in accordance with the March 2002 Settlement Agreement. The March 2002 Settlement Agreement is discussed further in Note 2 to the financial statements.

Income taxes

      The effective income tax rates for the three months ended September 30, 2002 and 2001 were 36.6% and 40.9%, respectively. The effective income tax rates for the nine months ended September 30, 2002 and 2001 were 38.7% and 41.1%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2002 was primarily due to the effect of a flow-through book and tax timing difference. The decrease in the effective tax rate for the nine months ended September 30, 2002 was primarily due to a research and experimental tax deduction.

                        ENTERGY ARKANSAS, INC.
                          INCOME STATEMENTS
    For the Three and Nine Months Ended September 30, 2002 and 2001
                             (Unaudited)

                                                          Three Months Ended      Nine Months Ended
                                                           2002       2001       2002           2001
                                                            (In Thousands)          (In Thousands)
                 OPERATING REVENUES
Domestic electric                                        $474,873   $541,556   $1,220,622    $1,388,463
                                                         --------   --------   ----------    ----------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              76,005    120,003      249,468       298,165
   Purchased power                                        102,485     76,528      262,440       321,038
   Nuclear refueling outage expenses                        5,877      7,079       18,935        21,616
   Other operation and maintenance                         94,501    113,089      430,616       249,913
Taxes other than income taxes                               9,481      8,259       30,054        25,687
Depreciation, amortization, and decommissioning            47,229     45,263      140,410       131,283
Other regulatory charges (credits) - net                      408      7,797     (175,314)        1,458
                                                         --------   --------   ----------    ----------
TOTAL                                                     335,986    378,018      956,609     1,049,160
                                                         --------   --------   ----------    ----------

OPERATING INCOME                                          138,887    163,538      264,013       339,303
                                                         --------   --------   ----------    ----------

                    OTHER INCOME
Allowance for equity funds used during construction         2,243      1,858        5,543         4,497
Interest and dividend income                                  498      1,324        2,063         8,036
Miscellaneous - net                                          (593)      (867)      (5,121)       (2,796)
                                                         --------   --------   ----------    ----------
TOTAL                                                       2,148      2,315        2,485         9,737
                                                         --------   --------   ----------    ----------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                 22,189     23,171       63,574        67,475
Other interest - net                                        1,174      3,239       12,222        11,744
Distributions on preferred securities of subsidiary         1,275      1,275        3,825         3,825
Allowance for borrowed funds used during construction      (1,413)    (1,187)      (3,598)       (2,902)
                                                         --------   --------   ----------    ----------
TOTAL                                                      23,225     26,498       76,023        80,142
                                                         --------   --------   ----------    ----------

INCOME BEFORE INCOME TAXES                                117,810    139,355      190,475       268,898

Income taxes                                               43,146     56,954       73,725       110,481
                                                         --------   --------   ----------    ----------

NET INCOME                                                 74,664     82,401      116,750       158,417

Preferred dividend requirements and other                   1,944      1,912        5,832         5,800
                                                         --------   --------   ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                              $72,720    $80,489     $110,918      $152,617
                                                         ========   ========   ==========    ==========
See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                        STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                                                     2002        2001
                                                                       (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                          $116,750     $158,417
Noncash items included in net income:
  Other regulatory charges (credits) - net                          (175,314)       1,458
  Depreciation, amortization, and decommissioning                    140,410      131,283
  Deferred income taxes and investment tax credits                   (46,672)     (50,323)
  Allowance for equity funds used during construction                 (5,543)      (4,497)
Changes in working capital:
  Receivables                                                        (16,899)    (218,974)
  Fuel inventory                                                      (6,146)      (8,605)
  Accounts payable                                                    15,750     (111,262)
  Taxes accrued                                                      101,761      151,757
  Interest accrued                                                    (4,001)     (11,228)
  Deferred fuel costs                                                 66,838       66,973
  Other working capital accounts                                      (3,079)      62,753
Provision for estimated losses and reserves                           (4,300)      (4,536)
Changes in other regulatory assets                                   150,309      (57,723)
Changes in other deferred credits                                    (22,192)      36,937
Other                                                                 10,697       44,042
                                                                    --------     --------
Net cash flow provided by operating activities                       318,369      186,472
                                                                    --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                           (194,349)    (189,883)
Allowance for equity funds used during construction                    5,543        4,497
Nuclear fuel purchases                                               (60,075)     (19,103)
Proceeds from sale/leaseback of nuclear fuel                          60,075       19,103
Decommissioning trust contributions and realized
    change in trust assets                                           (16,255)      (6,569)
Changes in other temporary investments - net                          38,397            -
Other regulatory investments                                               -      (13,834)
                                                                    --------     --------
Net cash flow used in investing activities                          (166,664)    (205,789)
                                                                    --------     --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                          94,405       98,919
Retirement of long-term debt                                        (170,000)           -
Changes in short-term borrowings                                        (667)           -
Dividends paid:
  Common stock                                                       (94,800)     (59,100)
  Preferred stock                                                     (5,832)      (5,832)
                                                                    --------     --------
Net cash flow provided by (used in) financing activities            (176,894)      33,987
                                                                    --------     --------

Net increase (decrease) in cash and cash equivalents                 (25,189)      14,670

Cash and cash equivalents at beginning of period                     103,466        7,838
                                                                    --------     --------

Cash and cash equivalents at end of period                           $78,277      $22,508
                                                                    ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                               $79,856      $90,297
  Income taxes                                                        $9,356          ($3)
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                     ($37,298)    ($17,087)
  Long-term debt refunded with proceeds from
   long-term debt issued in prior period                            ($47,000)           -

See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                            BALANCE SHEETS
                                ASSETS
               September 30, 2002 and December 31, 2001
                              (Unaudited)

                                                                  2002           2001
                                                                      (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                             $32,889       $18,331
  Temporary cash investments - at cost,
    which approximates market                                       45,388        85,135
                                                                ----------    ----------
        Total cash and cash equivalents                             78,277       103,466
                                                                ----------    ----------
Other temporary investments                                              -        38,397
Accounts receivable:
  Customer                                                         108,435        80,719
  Allowance for doubtful accounts                                   (1,667)       (1,667)
  Associated companies                                              43,355        65,102
  Other                                                             19,311        20,889
  Accrued unbilled revenues                                         74,815        62,307
                                                                ----------    ----------
    Total accounts receivable                                      244,249       227,350
                                                                ----------    ----------
Deferred fuel costs                                                      -        17,246
Accumulated deferred income taxes                                   39,443        22,698
Fuel inventory - at average cost                                    10,518         4,372
Materials and supplies - at average cost                            80,943        75,499
Deferred nuclear refueling outage costs                             12,541        14,508
Prepayments and other                                                7,205        53,386
                                                                ----------    ----------
TOTAL                                                              473,176       556,922
                                                                ----------    ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                11,217        11,217
Decommissioning trust funds                                        330,071       351,114
Non-utility property - at cost (less accumulated depreciation)       1,462         1,465
Other                                                                2,976         2,976
                                                                ----------    ----------
TOTAL                                                              345,726       366,772
                                                                ----------    ----------

                      UTILITY PLANT
Electric                                                         5,493,816     5,399,294
Property under capital lease                                        33,729        35,604
Construction work in progress                                      222,254       157,994
Nuclear fuel under capital lease                                    98,040        65,556
Nuclear fuel                                                         9,394         8,156
                                                                ----------    ----------
TOTAL UTILITY PLANT                                              5,857,233     5,666,604
Less - accumulated depreciation and amortization                 2,695,234     2,615,013
                                                                ----------    ----------
UTILITY PLANT - NET                                              3,161,999     3,051,591
                                                                ----------    ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                  181,928       164,146
  Unamortized loss on reacquired debt                               39,902        40,817
  Other regulatory assets                                           92,444       260,535
Other                                                               18,919        10,797
                                                                ----------    ----------
TOTAL                                                              333,193       476,295
                                                                ----------    ----------

TOTAL ASSETS                                                    $4,314,094    $4,451,580
                                                                ==========    ==========
See Notes to Financial Statements.



                           ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                  September 30, 2002 and December 31, 2001
                              (Unaudited)

                                                                        2002        2001
                                                                          (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                      $100,000      $85,000
Notes payable                                                                 -          667
Accounts payable:
  Associated companies                                                   36,499       32,868
  Other                                                                  99,155       87,036
Customer deposits                                                        34,467       32,589
Taxes accrued                                                           206,042      104,281
Interest accrued                                                         26,543       30,544
Deferred fuel costs                                                      49,592            -
Obligations under capital leases                                         52,312       51,973
System Energy refund                                                      3,958       53,732
Other                                                                    19,334       17,221
                                                                     ----------   ----------
TOTAL                                                                   627,902      495,911
                                                                     ----------   ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                       805,447      809,742
Accumulated deferred investment tax credits                              79,483       83,239
Obligations under capital leases                                         79,457       49,187
Transition to competition                                                     -      152,414
Accumulated provisions                                                   37,115       41,415
Other                                                                    85,232      107,424
                                                                     ----------   ----------
TOTAL                                                                 1,086,734    1,243,421
                                                                     ----------   ----------

Long-term debt                                                        1,179,207    1,308,075
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                       60,000       60,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                    116,350      116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 2002
  and 2001                                                                  470          470
Paid-in capital                                                         591,127      591,127
Retained earnings                                                       652,304      636,226
                                                                     ----------   ----------
TOTAL                                                                 1,360,251    1,344,173
                                                                     ----------   ----------

Commitments and Contingencies

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,314,094   $4,451,580
                                                                     ==========   ==========
See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                        SELECTED OPERATING RESULTS
     For the Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)


                                      Three Months Ended      Increase/
          Description                2002           2001      (Decrease)     %
                                          (In Millions)
Electric Operating Revenues:
  Residential                       $ 193.3       $ 207.4      ($14.1)      (7)
  Commercial                           93.7         103.8       (10.1)     (10)
  Industrial                           97.6         109.2       (11.6)     (11)
  Governmental                          4.1           4.7        (0.6)     (13)
                                    ---------------------------------
    Total retail                      388.7         425.1       (36.4)      (9)
  Sales for resale
     Associated companies              33.0          63.3       (30.3)     (48)
     Non-associated companies          49.5          57.1        (7.6)     (13)
  Other                                 3.7          (3.9)        7.6      195
                                    ---------------------------------
    Total                           $ 474.9       $ 541.6      ($66.7)     (12)
                                    =================================
Billed Electric Energy
 Sales (GWH):
  Residential                         2,354         2,332          22        1
  Commercial                          1,617         1,608           9        1
  Industrial                          1,937         1,923          14        1
  Governmental                           70            71          (1)      (1)
                                    ---------------------------------
    Total retail                      5,978         5,934          44        1
  Sales for resale
     Associated companies             1,436         1,673        (237)     (14)
     Non-associated companies         1,521         1,320         201       15
                                    ---------------------------------
    Total                             8,935         8,927           8        -
                                    =================================

                                       Nine Months Ended      Increase/
          Description                 2002           2001     (Decrease)     %
                                          (In Millions)
Electric Operating Revenues:
  Residential                       $ 442.8       $ 471.7      ($28.9)      (6)
  Commercial                          237.0         253.2       (16.2)      (6)
  Industrial                          256.1         279.2       (23.1)      (8)
  Governmental                         11.9          12.4        (0.5)      (4)
                                  -----------------------------------
    Total retail                      947.8       1,016.5       (68.7)      (7)
  Sales for resale
     Associated companies             126.1         183.1       (57.0)     (31)
     Non-associated companies         125.4         164.7       (39.3)     (24)
  Other                                21.3          24.2        (2.9)     (12)
                                  -----------------------------------
    Total                         $ 1,220.6     $ 1,388.5     ($167.9)     (12)
                                  ===================================
Billed Electric Energy
 Sales (GWH):
  Residential                         5,476         5,568         (92)      (2)
  Commercial                          3,967         3,971          (4)       -
  Industrial                          5,217         5,270         (53)      (1)
  Governmental                          194           188           6        3
                                  -----------------------------------
    Total retail                     14,854        14,997        (143)      (1)
  Sales for resale
     Associated companies             5,322         4,753         569       12
     Non-associated companies         3,757         3,947        (190)      (5)
                                  -----------------------------------
    Total                            23,933        23,697         236        1
                                  ===================================

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily due to increases in the sales volume and price applied to unbilled revenue, increased other income, decreased interest expense, and decreased operation and maintenance expenses, partially offset by decreased other regulatory credits.

      Net income decreased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to decreased sales for resale, increased depreciation and amortization expenses, and decreased other regulatory credits, significantly offset by increases in the sales volume and price applied to unbilled revenue and decreased interest expense.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2002 compared with the three and nine months ended September 30, 2001 are as follows:

                         Three Months Ended    Nine Months Ended
     Description        Increase/(Decrease)   Increase/(Decrease)
                                      (In Millions)

Base rate differences          ($5.2)               ($7.6)
Fuel cost recovery             (77.6)              (456.6)
Sales volume/weather             6.6                 (0.9)
Unbilled revenue                25.4                 42.4
Other revenue                    1.9                  5.0
Sales for resale               (17.1)               (62.0)
                              ------              -------
   Total                      ($66.0)             ($479.7)
                              ======              =======

Base rate differences

      Base rate differences decreased revenues for the three and nine months ended September 30, 2002 due to an $11.5 million base rate decrease effective June 2002. The decrease for the three months ended September 30, 2002 was also due to decreased rates for special-rate industrial customers as a result of increased KWH usage.

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

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     Fuel cost recovery revenues decreased for the three and nine months ended September 30, 2002 in both operational jurisdictions of Entergy Gulf States. In the Louisiana jurisdiction, fuel cost recovery revenues decreased $22.6 million and $286.7 million for the three and nine months ended September 30, 2002, respectively, due to lower fuel factors resulting from decreases in fuel and purchased power expenses. In the Louisiana jurisdiction, these fuel costs are recovered on a two-month lag. In the Texas jurisdiction, fuel cost recovery revenues decreased $55.0 million and $169.9 million for the three and nine months ended September 30, 2002, respectively, due to a decrease in the fixed fuel factor in March 2002 and a lower fuel recovery surcharge in 2002.

Sales volume/weather

      Higher electric sales volume increased revenues for the three months ended September 30, 2002 due to increased usage of 92 GWH in the residential and commercial sectors, after adjusting for the weather effect, and increased usage of 209 GWH in the industrial sector. The increased usage resulted in lower effective rates for the industrial sector, which is reflected in base rate differences.

     Lower electric sales volume reduced revenues for the nine months ended September 30, 2002 primarily due to decreased usage in the industrial sector as a result of contractual modifications that reclassified the sales associated with certain customers from retail to wholesale. Under the terms of the former contract with these customers, Entergy Gulf States was also required to purchase the electricity produced by the customers' generating units. As a result of the cessation of the purchased power obligation, the reclassification of these sales will not have a negative impact on Entergy Gulf States' earnings.

Unbilled revenue

      As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenue for the three months ended September 30, 2002 and 2001 includes the reversal of the estimates for June 2002 and June 2001, respectively. The increase for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 is due to the effect on the unbilled calculation for the 2001 period of higher unbilled revenue in June 2001 caused by volume/weather and higher fuel rates.

     Unbilled revenue for the nine months ended September 30, 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenue for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is due to the effect on the unbilled calculation for the 2001 period of higher unbilled revenue in December 2000 caused by volume/weather and higher fuel rates.

Sales for resale

     Sales for resale decreased for the three and nine months ended September 30, 2002 primarily due to decreased sales volume to affiliated customers coupled with a decrease in the average price of energy supplied for affiliated sales. The decrease is partially offset by contractual modifications that reclassified the sales associated with certain customers from retail to wholesale.

Gas operating revenues

     Gas operating revenues decreased for the nine months ended September 30, 2002 primarily due to the decreased market price of natural gas.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the three months ended September 30, 2002 primarily due to a decrease in the market price of purchased power.

     Fuel and purchased power expenses decreased for the nine months ended September 30, 2002 primarily due to decreases in the market prices of natural gas and purchased power.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the three months ended September 30, 2002 due to decreases in:

     o general and administrative salaries expense of $3.9 million;
     o uncollectible receivable write-offs of $2.5 million;
     o nuclear operation and maintenance expenses of $2.2 million; and
     o transmission expenses of $1.0 million.

The decrease in other operation and maintenance expenses was somewhat offset by increases in:

     o employee pension and benefits expense of $2.6 million; and
     o expenses of $2.5 million to reflect the current estimate of the liability for the future disposal of low-level radioactive waste materials.

Taxes other than income taxes

      Taxes other than income taxes increased for the nine months ended September 30, 2002 primarily due to lower sales and use tax audit assessments in 2001.

Depreciation and amortization

     Depreciation and amortization expenses increased for the nine months ended September 30, 2002 primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives, which lowered expense in 2001 in accordance with regulatory treatment. The increase was also due to net capital additions to plant in service.

Other regulatory charges (credits) - net

     Other regulatory credits decreased for the three and nine months ended September 30, 2002 primarily due to the deferral in 2001 of capacity charges included in power purchases for the summers of 2000 and 2001 and the amortization of these capacity charges in 2002. The amortization of the summer 2000 capacity charges ended in May 2002. The amortization of the capacity charges for the summer 2001 began in June 2002 and will occur through May 2003. Refer to Note 2 to the financial statements for further discussion of deferred capacity charges. The decrease for the nine months ended September 30, 2002 was somewhat offset by the recognition in income of the Louisiana portion of the unamortized deferred gain on the 1988 sale of Nelson Units 1 and 2. The deferred gain was recognized in income because the LPSC no longer requires that amortization of the gain reduce Entergy Gulf States' recoverable fuel.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other income

      Other income increased for the three months ended September 30, 2002 as a result of settlement of liability insurance coverage, somewhat offset by decreased interest income recorded on the deferred fuel balance due to partial recovery of the balance.

      Other income decreased for the nine months ended September 30, 2002 primarily due to decreased interest income recorded on the deferred fuel balance due to partial recovery of the balance. The decrease was somewhat offset by settlement of liability insurance coverage.

Interest and other charges

      Interest on long-term debt decreased for the three and nine months ended September 30, 2002 primarily due to lower interest expense on variable-rate First Mortgage Bonds and the retirement of $148 million of First Mortgage Bonds in January 2002.

     Other interest expense decreased for the three and nine months ended September 30, 2002 primarily due to a 2001 adjustment to the liability for deferred compensation for certain former Entergy Gulf States employees in accordance with an actuarial study.

Income taxes

     The effective income tax rates for the three months ended September 30, 2002 and 2001 were 38.0% and 36.2%, respectively. The effective income tax rates for the nine months ended September 30, 2002 and 2001 were 38.4% and 36.1%, respectively. The increase in the effective tax rate for the three and nine months ended was primarily due to the effect of flow-through book and tax timing differences.


                        ENTERGY GULF STATES, INC.
                            INCOME STATEMENTS
     For the Three and Nine Months Ended September 30, 2002 and 2001
                               (Unaudited)

                                                         Three Months Ended      Nine Months Ended
                                                          2002       2001        2002         2001
                                                           (In Thousands)         (In Thousands)
                 OPERATING REVENUES
Domestic electric                                       $642,940   $708,951  $1,649,729   $2,129,424
Natural gas                                                5,909      5,537      30,587       50,434
                                                        --------   --------  ----------   ----------
TOTAL                                                    648,849    714,488   1,680,316    2,179,858
                                                        --------   --------  ----------   ----------

                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                            233,976    281,276     518,875      881,440
   Purchased power                                        96,037    136,703     270,215      404,558
   Nuclear refueling outage expenses                       3,056      2,680       9,135        8,792
   Other operation and maintenance                       103,454    107,991     308,405      309,404
Decommissioning                                            1,579      1,562       4,731        4,685
Taxes other than income taxes                             32,823     32,028      94,134       90,587
Depreciation and amortization                             51,154     48,683     151,847      143,634
Other regulatory charges (credits) - net                   1,227    (14,636)    (10,796)     (19,188)
                                                        --------   --------  ----------   ----------
TOTAL                                                    523,306    596,287   1,346,546    1,823,912
                                                        --------   --------  ----------   ----------

OPERATING INCOME                                         125,543    118,201     333,770      355,946
                                                        --------   --------  ----------   ----------

                    OTHER INCOME
Allowance for equity funds used during construction        2,988      2,650       7,971        6,817
Gain on sale of assets                                       707        623       2,379        1,811
Interest and dividend income                               2,756      5,666       7,687       19,893
Miscellaneous - net                                        6,215       (709)      4,768       (3,284)
                                                        --------   --------  ----------   ----------
TOTAL                                                     12,666      8,230      22,805       25,237
                                                        --------   --------  ----------   ----------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                32,694     37,359      97,191      115,511
Other interest - net                                       2,260      7,844       5,002       12,038
Distributions on preferred securities of subsidiary        1,859      1,859       5,578        5,578
Allowance for borrowed funds used during construction     (2,540)    (2,704)     (7,153)      (6,858)
                                                        --------   --------  ----------   ----------
TOTAL                                                     34,273     44,358     100,618      126,269
                                                        --------   --------  ----------   ----------

INCOME BEFORE INCOME TAXES                               103,936     82,073     255,957      254,914

Income taxes                                              39,447     29,720      98,194       92,133
                                                        --------   --------  ----------   ----------

NET INCOME                                                64,489     52,353     157,763      162,781

Preferred dividend requirements and other                  1,218      1,201       3,678        3,782
                                                        --------   --------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                             $63,271    $51,152    $154,085     $158,999
                                                         =======   ========  ==========   ==========
See Notes to Financial Statements.


                   (Page left blank intentionally)

                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                                                         2002         2001
                                                                           (In Thousands)
                     OPERATING ACTIVITIES
Net income                                                              $157,763     $162,781
Noncash items included in net income:
  Reserve for regulatory adjustments                                       7,566      (22,880)
  Other regulatory credits - net                                         (10,796)     (19,188)
  Depreciation, amortization, and decommissioning                        156,578      148,319
  Deferred income taxes and investment tax credits                       (38,938)     (17,478)
  Allowance for equity funds used during construction                     (7,971)      (6,817)
  Gain on sale of assets                                                  (2,379)      (1,811)
Changes in working capital:
  Receivables                                                            (37,577)     (69,940)
  Fuel inventory                                                           1,687      (17,057)
  Accounts payable                                                       (12,319)    (163,428)
  Taxes accrued                                                          131,065      120,593
  Interest accrued                                                         1,675        5,776
  Deferred fuel costs                                                     43,035      118,427
  Other working capital accounts                                           3,967       15,914
Provision for estimated losses and reserves                                 (822)      (4,539)
Changes in other regulatory assets                                        10,029      (31,610)
Other                                                                     23,175       31,876
                                                                        --------     --------
Net cash flow provided by operating activities                           425,738      248,938
                                                                        --------     --------

                     INVESTING ACTIVITIES
Construction expenditures                                               (228,050)    (224,101)
Allowance for equity funds used during construction                        7,971        6,817
Nuclear fuel purchases                                                   (21,820)      (3,937)
Proceeds from sale/leaseback of nuclear fuel                              21,923        3,937
Decommissioning trust contributions and realized
    change in trust assets                                                (9,213)      (9,245)
Changes in other temporary investments - net                              44,643      (75,777)
Other regulatory investments                                             (45,262)     (22,628)
                                                                        --------     --------
Net cash flow used in investing activities                              (229,808)    (324,934)
                                                                        --------     --------

                     FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                                   -      300,000
Retirement of long-term debt                                            (148,000)    (122,750)
Redemption of preferred stock                                             (1,858)      (4,574)
Dividends paid:
  Common stock                                                           (75,200)     (78,500)
  Preferred stock                                                         (3,678)      (3,830)
                                                                        --------     --------
Net cash flow provided by (used in) financing activities                (228,736)      90,346
                                                                        --------     --------

Net increase (decrease) in cash and cash equivalents                     (32,806)      14,350

Cash and cash equivalents at beginning of period                         123,728       68,279
                                                                        --------     --------

Cash and cash equivalents at end of period                               $90,922      $82,629
                                                                        ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                                  $102,066     $117,903
  Income taxes                                                           $18,900         $920
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                         ($17,780)    ($10,172)

See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                               BALANCE SHEETS
                                  ASSETS
                   September 30, 2002 and December 31, 2001
                                (Unaudited)

                                                                           2002         2001
                                                                             (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                    $52,002      $19,503
  Temporary cash investments - at cost,
    which approximates market                                              38,920      104,225
                                                                       ----------   ----------
        Total cash and cash equivalents                                    90,922      123,728
                                                                       ----------   ----------
Other temporary investments                                                     -       44,643
Accounts receivable:
  Customer                                                                108,672       81,136
  Allowance for doubtful accounts                                          (2,131)      (2,131)
  Associated companies                                                     34,414       34,032
  Other                                                                    36,232       53,249
  Accrued unbilled revenues                                               111,420       84,744
                                                                       ----------   ----------
    Total accounts receivable                                             288,607      251,030
                                                                       ----------   ----------
Deferred fuel costs                                                       128,957      126,730
Fuel inventory - at average cost                                           52,324       54,011
Materials and supplies - at average cost                                   97,337       95,674
Prepayments and other                                                      22,285       22,373
                                                                       ----------   ----------
TOTAL                                                                     680,432      718,189
                                                                       ----------   ----------

              OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                               236,815      245,382
Non-utility property - at cost (less accumulated depreciation)            192,357      194,830
Other                                                                      17,711       15,970
                                                                       ----------   ----------
TOTAL                                                                     446,883      456,182
                                                                       ----------   ----------

                       UTILITY PLANT
Electric                                                                7,798,874    7,694,226
Property under capital lease                                               21,741       28,087
Natural gas                                                                62,168       59,100
Construction work in progress                                             303,369      221,730
Nuclear fuel under capital lease                                           48,260       67,688
                                                                       ----------   ----------
TOTAL UTILITY PLANT                                                     8,234,412    8,070,831
Less - accumulated depreciation and amortization                        3,859,398    3,750,770
                                                                       ----------   ----------
UTILITY PLANT - NET                                                     4,375,014    4,320,061
                                                                       ----------   ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                         424,164      426,623
  Unamortized loss on reacquired debt                                      31,898       34,321
  Other regulatory assets                                                 193,759      201,329
Long-term receivables                                                      24,077       26,576
Other                                                                      25,695       26,460
                                                                       ----------   ----------
TOTAL                                                                     699,593      715,309
                                                                       ----------   ----------

TOTAL ASSETS                                                           $6,201,922   $6,209,741
                                                                       ==========   ==========
See Notes to Financial Statements.

                          ENTERGY GULF STATES, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                  September 30, 2002 and December 31, 2001
                                 (Unaudited)

                                                                     2002         2001
                                                                      (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                    $339,000    $147,921
Accounts payable:
  Associated companies                                                 29,356      38,728
  Other                                                               132,076     135,023
Customer deposits                                                      47,403      45,876
Taxes accrued                                                         221,669      90,604
Accumulated deferred income taxes                                      11,371      21,412
Nuclear refueling outage costs                                         11,199       2,080
Interest accrued                                                       45,089      43,414
Obligations under capital leases                                       37,707      36,668
Other                                                                  15,891      20,995
                                                                   ----------  ----------
TOTAL                                                                 890,761     582,721
                                                                   ----------  ----------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                   1,209,748   1,227,084
Accumulated deferred investment tax credits                           158,242     163,766
Obligations under capital leases                                       32,207      60,163
Decommissioning                                                       147,757     144,926
Transition to competition                                              79,098      79,098
Regulatory reserves                                                    41,157      33,591
Accumulated provisions                                                 62,989      63,811
Other                                                                  76,867      93,719
                                                                   ----------  ----------
TOTAL                                                               1,808,065   1,866,158
                                                                   ----------  ----------

Long-term debt                                                      1,620,072   1,958,897
Preferred stock with sinking fund                                      24,327      26,185
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     85,000      85,000

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                   47,327      47,327
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2002 and 2001          114,055     114,055
Paid-in capital                                                     1,157,459   1,157,459
Retained earnings                                                     450,824     371,939
Accumulated other comprehensive income:                                 4,032           -
                                                                   ----------  ----------
TOTAL                                                               1,773,697   1,690,780
                                                                   ----------  ----------

Commitments and Contingencies

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $6,201,922  $6,209,741
                                                                   ==========  ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
       STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
   For the Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                                                       Three Months Ended
                                                                    2002                  2001
                                                                         (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                     $431,295              $358,916
    Add  - Earnings applicable to common stock                63,271    $63,271     51,152    $51,152
    Deduct:
        Dividends declared on common stock                    43,800                44,500
        Capital stock and other expenses                        (58)                     -
                                                            --------              --------
              Total                                           43,742                44,500
                                                            --------              --------
Retained Earnings - End of period                           $450,824              $365,568
                                                            ========              ========
            ACCUMULATED OTHER COMPREHENSIVE
                INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes        $2,078                   $ -

Net derivative instrument fair value changes
  arising during the period                                    1,954      1,954          -          -
                                                            --------    -------   --------    -------
Balance at end of period:
  Accumulated derivative instrument fair value changes        $4,032                   $ -
                                                            ========    -------   ========    -------
Comprehensive Income                                                    $65,225               $51,152
                                                                        =======               =======

                                                                         Nine Months Ended
                                                                   2002                  2001
                                                                          (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                     $371,939              $285,128
    Add  - Earnings applicable to common stock               154,085   $154,085    158,999   $158,999
    Deduct:
        Dividends declared on common stock                    75,200                78,500
        Capital stock and other expenses                           -                    59
                                                            --------              --------
              Total                                           75,200                78,559
                                                            --------              --------
Retained Earnings - End of period                           $450,824              $365,568
                                                            ========              ========
            ACCUMULATED OTHER COMPREHENSIVE
                INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes           $ -                   $ -

Net derivative instrument fair value changes
  arising during the period                                    4,032      4,032          -          -
                                                            --------   --------   --------   --------
Balance at end of period:
  Accumulated derivative instrument fair value changes        $4,032                   $ -
                                                            ========   --------   ========   --------
Comprehensive Income                                                   $158,117              $158,999
                                                                       ========              ========

See Notes to Financial Statements.




                         ENTERGY GULF STATES, INC.
                        SELECTED OPERATING RESULTS
       For the Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)


                                           Three Months Ended       Increase/
             Description                    2002         2001      (Decrease)       %
                                               (In Millions)
Electric Operating Revenues:
  Residential                             $ 234.4      $ 256.8       ($22.4)      (9)
  Commercial                                146.5        159.9        (13.4)      (8)
  Industrial                                193.6        208.6        (15.0)      (7)
  Governmental                                9.1          9.6         (0.5)      (5)
                                         ----------------------------------
    Total retail                            583.6        634.9        (51.3)      (8)
  Sales for resale
     Associated companies                    11.1         40.0        (28.9)     (72)
     Non-associated companies                48.0         36.2         11.8       33
  Other                                       0.3         (2.1)         2.4      114
                                         ----------------------------------
    Total                                 $ 643.0      $ 709.0       ($66.0)      (9)
                                         ==================================
Billed Electric Energy
 Sales (GWH):
  Residential                               3,095        3,045           50        2
  Commercial                                2,260        2,238           22        1
  Industrial                                4,157        3,948          209        5
  Governmental                                127          121            6        5
                                         ----------------------------------
    Total retail                            9,639        9,352          287        3
  Sales for resale
     Associated companies                     357          557         (200)     (36)
     Non-associated companies               1,214          801          413       52
                                         ----------------------------------
    Total                                  11,210       10,710          500        5
                                         ==================================

                                            Nine Months Ended       Increase/
             Description                    2002         2001      (Decrease)       %
                                               (In Millions)
Electric Operating Revenues:
  Residential                             $ 543.3      $ 639.6       ($96.3)     (15)
  Commercial                                378.6        461.9        (83.3)     (18)
  Industrial                                519.7        774.4       (254.7)     (33)
  Governmental                               25.1         29.9         (4.8)     (16)
                                         ----------------------------------
    Total retail                          1,466.7      1,905.8       (439.1)     (23)
  Sales for resale
     Associated companies                    16.6         69.3        (52.7)     (76)
     Non-associated companies               111.5        120.8         (9.3)      (8)
  Other                                      54.9         33.5         21.4       64
                                         ----------------------------------
    Total                                $1,649.7    $ 2,129.4      ($479.7)     (23)
                                         ==================================
Billed Electric Energy
 Sales (GWH):
  Residential                               7,387        7,188          199        3
  Commercial                                5,978        5,819          159        3
  Industrial                               11,877       12,784         (907)      (7)
  Governmental                                355          342           13        4
                                         ----------------------------------
    Total retail                           25,597       26,133         (536)      (2)
  Sales for resale
     Associated companies                     486        1,005         (519)     (52)
     Non-associated companies               3,426        2,496          930       37
                                         ----------------------------------
    Total                                  29,509       29,634         (125)       -
                                         ==================================



                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended September 30, 2002 compared with the three months ended September 30, 2001 primarily due to the receipt of the final FERC order in July 2001 in the System Energy rate proceeding. The accounting entries necessary to record the effects of the order reduced purchased power expenses by $67.5 million in 2001, which resulted in a $41.5 million increase in net income in 2001. The decrease was also due to increased regulatory charges, and was partially offset by increased electricity usage in the service territory.

      Net income increased for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 primarily due to an increase in the price applied to unbilled revenue, increased electricity usage in the service territory, and decreases in taxes other than income taxes and interest charges. The increase was partially offset by the effect of the final FERC order in the System Energy rate proceeding in 2001, and increases in other regulatory charges, other operation and maintenance expenses, and depreciation and amortization expenses.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2002 compared with the three and nine months ended September 30, 2001 are as follows:

                        Three Months Ended    Nine Months Ended
     Description        Increase/(Decrease)  Increase/(Decrease)
                                     (In Millions)

Base rate differences          ($6.9)             ($17.3)
Fuel cost recovery              69.0              (253.9)
Sales volume/weather            15.8                31.5
Unbilled revenue                (2.4)               75.8
Other revenue                   (0.4)                3.5
Sales for resale               (20.4)              (28.2)
                               -----             -------
   Total                       $54.7             ($188.6)
                               =====             =======

Base rate differences

      Base rate differences decreased revenues for the three and nine months ended September 30, 2002 primarily due to decreased rates for special-rate industrial customers as a result of increased KWH usage and additional formula rate plan reductions that became effective in both August 2001 and August 2002.

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

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     Fuel cost recovery revenues increased for the three months ended September 30, 2002 due to higher fuel factors resulting from recent increases in fuel and purchased power expenses. Entergy Louisiana recovers fuel costs on a two-month lag.

     Fuel cost recovery revenues decreased for the nine months ended September 30, 2002 due to lower fuel factors resulting from decreases in the market price of natural gas and purchased power.

Sales volume/weather

      Higher electric sales volume increased revenues for the three and nine months ended September 30, 2002 due to increased usage of 177 GWH and 413 GWH, respectively, in the residential and commercial sectors, after adjusting for the weather effect, and increased usage of 178 GWH and 391 GWH for the three and nine months ended, respectively, in the industrial sector. The increased usage resulted in lower effective rates for the industrial sector, which is reflected in base rate differences.

Unbilled revenue

      As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenue for the nine months ended September 30, 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenue for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is due to the effect on the unbilled calculation for the 2001 period of higher unbilled revenue in December 2000 caused by higher fuel rates and volume/weather.

Sales for resale

      Sales for resale decreased for the three and nine months ended September 30, 2002 primarily due to a decrease in volume to adjoining utility systems and affiliated customers.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the three months ended September 30, 2002 primarily due to:

     o the reduction of $67.5 million in purchased power expenses in September 2001 as a result of the FERC-ordered refund from System Energy;
     o an increase in demand; and
     o a slight increase in the market price of natural gas.

     Fuel and purchased power expenses decreased for the nine months ended September 30, 2002 primarily due to a decrease in the market prices of natural gas and purchased power, partially offset by the effects of the FERC-ordered refund from System Energy in September 2001.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other operation and maintenance

     Other operation and maintenance expenses increased for the nine months ended September 30, 2002 primarily due to:

     o an increase in maintenance expense at certain fossil plants of $5.9 million;
     o an increase in employee pension and benefits expense of $5.3 million;
     o an increase in outside contract services of $1.6 million;
     o an increase in corrective maintenance of overhead lines of $1.5 million;
     o an increase in transmission expenses of $1.4 million; and
     o lower nuclear insurance refunds of $1.3 million.

Taxes other than income taxes

      Taxes other than income taxes decreased for the nine months ended September 30, 2002 primarily due to franchise tax adjustments. As a result of a favorable court decision, Entergy Louisiana expects to receive a refund for certain franchise taxes previously expensed and paid under protest.

Depreciation and amortization

      Depreciation and amortization expenses increased for the three and nine months ended September 30, 2002 primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives, which lowered expense in 2001 in accordance with regulatory treatment.

Other regulatory charges (credits) - net

      Other regulatory charges increased for the three and nine months ended September 30, 2002 primarily due to the deferral in 2001 of capacity charges associated with power purchases for the summers of 2000 and 2001 and the amortization of these capacity
charges  in  2002.   The  amortization of the summer  2000  capacity
charges ended in July 2002. The amortization of the capacity charges for the summer 2001 began in August 2002 and will occur through July 2003. Refer to Note 2 to the financial statements for further discussion of deferred capacity charges.

Other

Other income

      Interest income increased for the nine months ended September 30, 2002 primarily due to the interest component of the expected franchise tax refund discussed above.

Interest and other charges

      Interest on long-term debt decreased for the nine months ended September 30, 2002 due to the refinancing and net redemption of First Mortgage Bonds in the amounts of $18.7 million in 2001 and $119.4 million in 2002.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Other interest decreased for the three and nine months ended September 30, 2002 primarily due to:

     o interest accrued in 2001 on reserves provided for fuel-related refunds that were made in the summer of 2001;
     o adjustments to interest expense previously recorded on franchise tax accruals; and
     o interest accrued in 2001 on the deferred fuel balance.

Income taxes

      The effective income tax rates for the three months ended September 30, 2002 and 2001 were 40.5% and 39.3%, respectively. The effective income tax rates for the nine months ended September 30, 2002 and 2001 were 39.0% and 40.1%, respectively.


                         ENTERGY LOUISIANA, INC.
                            INCOME STATEMENTS
    For the Three and Nine Months Ended September 30, 2002 and 2001
                               (Unaudited)

                                                         Three Months Ended       Nine Months Ended
                                                          2002       2001        2002           2001
                                                          (In Thousands)            (In Thousands)
                 OPERATING REVENUES
Domestic electric                                       $528,052   $473,342    $1,381,404     $1,570,040
                                                        --------   --------    ----------     ----------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                            125,878     93,989       274,568        518,458
   Purchased power                                       138,548     69,841       340,210        337,831
   Nuclear refueling outage expenses                       2,745      3,050         8,757          9,574
   Other operation and maintenance                        77,651     76,131       237,309        217,214
Decommissioning                                            2,606      2,606         7,817          7,818
Taxes other than income taxes                             20,650     20,314        44,629         57,031
Depreciation and amortization                             46,268     44,016       137,410        129,460
Other regulatory charges (credits) - net                   4,869    (29,133)       11,499        (28,053)
                                                        --------   --------    ----------     ----------
TOTAL                                                    419,215    280,814     1,062,199      1,249,333
                                                        --------   --------    ----------     ----------

OPERATING INCOME                                         108,837    192,528       319,205        320,707
                                                        --------   --------    ----------     ----------

                    OTHER INCOME
Allowance for equity funds used during construction        1,327      1,301         3,760          3,462
Gain on sale of assets                                         -          -             -            152
Interest and dividend income                                 308      1,277         7,126          5,411
Miscellaneous - net                                         (491)      (613)       (2,111)        (2,067)
                                                        --------   --------    ----------     ----------
TOTAL                                                      1,144      1,965         8,775          6,958
                                                        --------   --------    ----------     ----------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                24,948     24,176        70,203         73,366
Other interest - net                                         338      2,368         1,017          9,455
Distributions on preferred securities of subsidiary        1,575      1,575         4,725          4,725
Allowance for borrowed funds used during construction       (967)      (987)       (2,834)        (2,619)
                                                        --------   --------    ----------     ----------
TOTAL                                                     25,894     27,132        73,111         84,927
                                                        --------   --------    ----------     ----------

INCOME BEFORE INCOME TAXES                                84,087    167,361       254,869        242,738

Income taxes                                              34,024     65,846        99,466         97,329
                                                        --------   --------    ----------     ----------

NET INCOME                                                50,063    101,515       155,403        145,409

Preferred dividend requirements and other                  1,678      1,061         5,035          5,818
                                                        --------   --------    ----------     ----------

EARNINGS APPLICAPLE TO
COMMON STOCK                                             $48,385   $100,454      $150,368       $139,591
                                                        ========   ========    ==========     ==========
See Notes to Financial Statements.



                        ENTERGY LOUISIANA, INC.
                       STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                                                2002        2001
                                                                 (In Thousands)
                OPERATING ACTIVITIES
Net income                                                     $155,403    $145,409
Noncash items included in net income:
  Reserve for regulatory adjustments                                  -     (11,456)
  Other regulatory charges (credits) - net                       11,499     (28,053)
  Depreciation, amortization, and decommissioning               145,227     137,278
  Deferred income taxes and investment tax credits               36,097     (55,380)
  Allowance for equity funds used during construction            (3,760)     (3,462)
  Gain on sale of assets                                              -        (152)
Changes in working capital:
  Receivables                                                   (74,583)    (21,389)
  Accounts payable                                              148,727     (97,696)
  Taxes accrued                                                 100,529     180,533
  Interest accrued                                               (6,175)     (8,139)
  Deferred fuel costs                                           (88,819)    127,247
  Other working capital accounts                                (20,319)    (68,284)
Provision for estimated losses and reserves                       1,203       1,499
Changes in other regulatory assets                               12,078     (31,841)
Other                                                           (22,061)     46,173
                                                               --------    --------
Net cash flow provided by operating activities                  395,046     312,287
                                                               --------    --------

                INVESTING ACTIVITIES
Construction expenditures                                      (142,060)   (146,418)
Allowance for equity funds used during construction               3,760       3,462
Nuclear fuel purchases                                          (50,473)          -
Proceeds from sale/leaseback of nuclear fuel                     50,473           -
Decommissioning trust contributions and realized
    change in trust assets                                      (12,545)    (12,638)
Changes in other temporary investments - net                      6,152      (9,214)
                                                               --------    --------
Net cash flow used in investing activities                     (144,693)   (164,808)
                                                               --------    --------

                FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                    144,679           -
Retirement of long-term debt                                   (285,358)    (35,088)
Redemption of preferred stock                                         -     (35,000)
Changes in short-term borrowings                                 15,000           -
Dividends paid:
  Common stock                                                 (129,300)    (85,500)
  Preferred stock                                                (5,035)     (7,369)
                                                               --------    --------
Net cash flow used in financing activities                     (260,014)   (162,957)
                                                               --------    --------

Net decrease in cash and cash equivalents                        (9,661)    (15,478)

Cash and cash equivalents at beginning of period                 42,408      43,959
                                                               --------    --------

Cash and cash equivalents at end of period                      $32,747     $28,481
                                                               ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                          $78,238     $91,077
  Income taxes                                                  ($9,983)       $550
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                 ($9,270)    ($4,792)

See Notes to Financial Statements.




                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                                 ASSETS
                  September 30, 2002 and December 31, 2001
                              (Unaudited)

                                                                      2002        2001
                                                                       (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                $32,747     $28,768
  Temporary cash investments - at cost,
    which approximates market                                               -      13,640
                                                                   ----------  ----------
        Total cash and cash equivalents                                32,747      42,408
                                                                   ----------  ----------
Other temporary investments                                                 -       6,152
Accounts receivable:
  Customer                                                            106,234      48,640
  Allowance for doubtful accounts                                      (1,771)     (1,771)
  Associated companies                                                 15,251       9,090
  Other                                                                11,693      47,965
  Accrued unbilled revenues                                           118,300      71,200
                                                                   ----------  ----------
    Total accounts receivable                                         249,707     175,124
                                                                   ----------  ----------
Deferred fuel costs                                                    21,326           -
Accumulated deferred income taxes                                           -      42,566
Materials and supplies - at average cost                               75,888      77,523
Deferred nuclear refueling outage costs                                12,379       4,096
Prepayments and other                                                  19,190       9,008
                                                                   ----------  ----------
TOTAL                                                                 411,237     356,877
                                                                   ----------  ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                   14,230      14,230
Decommissioning trust funds                                           122,938     119,663
Non-utility property - at cost (less accumulated depreciation)         21,534      21,671
                                                                   ----------  ----------
TOTAL                                                                 158,702     155,564
                                                                   ----------  ----------

                      UTILITY PLANT
Electric                                                            5,535,866   5,456,093
Property under capital lease                                          239,395     239,395
Construction work in progress                                         147,843     110,792
Nuclear fuel under capital lease                                       59,415      70,316
                                                                   ----------  ----------
TOTAL UTILITY PLANT                                                 5,982,519   5,876,596
Less - accumulated depreciation and amortization                    2,647,095   2,538,964
                                                                   ----------  ----------
UTILITY PLANT - NET                                                 3,335,424   3,337,632
                                                                   ----------  ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                     169,367     179,368
  Unamortized loss on reacquired debt                                  26,323      28,341
  Other regulatory assets                                              71,677      73,754
Long-term receivables                                                   1,511       1,515
Other                                                                  19,315      16,650
                                                                   ----------  ----------
TOTAL                                                                 288,193     299,628
                                                                   ----------  ----------

TOTAL ASSETS                                                       $4,193,556  $4,149,701
                                                                   ==========  ==========
See Notes to Financial Statements.


                         ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                September 30, 2002 and December 31, 2001
                               (Unaudited)

                                                                     2002        2001
                                                                      (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                   $198,475     $185,627
Notes payable                                                         15,000            -
Accounts payable:
  Associated companies                                               213,475       73,208
  Other                                                              101,920       93,460
Customer deposits                                                     62,942       61,359
Taxes accrued                                                        120,939       20,410
Accumulated deferred income taxes                                      1,691            -
Interest accrued                                                      28,349       34,524
Deferred fuel costs                                                        -       67,493
Obligations under capital leases                                      34,171       34,171
Other                                                                  9,047       14,119
                                                                  ----------   ----------
TOTAL                                                                786,009      584,371
                                                                  ----------   ----------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                    768,240      776,610
Accumulated deferred investment tax credits                          107,890      111,942
Obligations under capital leases                                      25,243       36,144
Accumulated provisions                                                69,725       68,522
Other                                                                 71,771       82,780
                                                                  ----------   ----------
TOTAL                                                              1,042,869    1,075,998
                                                                  ----------   ----------

Long-term debt                                                       943,297    1,091,329
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                    70,000       70,000

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                 100,500      100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2002
  and 2001                                                         1,088,900    1,088,900
Capital stock expense and other                                       (1,718)      (1,718)
Retained earnings                                                    161,389      140,321
Accumulated other comprehensive income                                 2,310            -
                                                                  ----------   ----------
TOTAL                                                              1,351,381    1,328,003
                                                                  ----------   ----------

Commitments and Contingencies

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,193,556   $4,149,701
                                                                  ==========   ==========
See Notes to Financial Statements.

                          ENTERGY LOUISIANA, INC.
       STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
   For the Three and Nine Months Ended September 30, 2002 and 2001
                               (Unaudited)

                                                                           Three Months Ended
                                                                       2002                    2001
                                                                             (In Thousands)
                    RETAINED EARNINGS
Retained Earnings - Beginning of period                        $193,655                $176,156
    Add  - Earnings applicable to common stock                   48,385     $48,385     100,454    $100,454
    Deduct:
        Dividends declared on common stock                       80,700                  72,200
        Capital stock and other expenses                            (49)                      -
                                                               --------                --------
              Total                                              80,651                  72,200
                                                               --------                --------
Retained Earnings - End of period                              $161,389                $204,410
                                                               ========                ========
             ACCUMULATED OTHER COMPREHENSIVE
                 INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes              $ -                     $ -

Net derivative instrument fair value changes
  arising during the period                                       2,310       2,310           -           -
                                                               --------     -------    --------    --------
Balance at end of period:
  Accumulated derivative instrument fair value changes           $2,310                     $ -
                                                               ========     -------    ========    --------
Comprehensive Income                                                        $50,695                $100,454
                                                                            =======                ========

                                                                             Nine Months Ended
                                                                       2002                    2001
                                                                              (In Thousands)
                    RETAINED EARNINGS
Retained Earnings - Beginning of period                        $140,321                $150,319
    Add  - Earnings applicable to common stock                  150,368    $150,368     139,591    $139,591

    Deduct - Dividends declared on common stock                 129,300                  85,500
                                                               --------                --------
Retained Earnings - End of period                              $161,389                $204,410
                                                               ========                ========
             ACCUMULATED OTHER COMPREHENSIVE
                 INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes              $ -                     $ -

Net derivative instrument fair value changes
  arising during the period                                       2,310       2,310           -           -
                                                               --------    --------    --------    --------
Balance at end of period:
  Accumulated derivative instrument fair value changes           $2,310                     $ -
                                                               ========    --------    ========    --------
Comprehensive Income                                                       $152,678                $139,591
                                                                           ========                ========

See Notes to Financial Statements.



                        ENTERGY LOUISIANA, INC.
                      SELECTED OPERATING RESULTS
     For the Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)


                                        Three Months Ended    Increase/
            Description                 2002         2001    (Decrease)      %
                                           (In Millions)
Electric Operating Revenues:
  Residential                         $ 220.9     $ 192.8       $ 28.1       15
  Commercial                            119.7       106.0         13.7       13
  Industrial                            179.7       149.7         30.0       20
  Governmental                            9.6         8.7          0.9       10
                                     ---------------------------------
    Total retail                        529.9       457.2         72.7       16
  Sales for resale
     Associated companies                (7.2)        9.2        (16.4)    (179)
     Non-associated companies             3.8         7.8         (4.0)     (51)
  Other                                   1.6        (0.8)         2.4      300
                                     ---------------------------------
    Total                             $ 528.1     $ 473.4       $ 54.7       12
                                     =================================
Billed Electric Energy
 Sales (GWH):
  Residential                           2,868       2,749          119        4
  Commercial                            1,622       1,572           50        3
  Industrial                            3,853       3,675          178        5
  Governmental                            130         132           (2)      (2)
                                     ---------------------------------
    Total retail                        8,473       8,128          345        4
  Sales for resale
     Associated companies                (125)        108         (233)    (216)
     Non-associated companies              16         114          (98)     (86)
                                     ---------------------------------
    Total                               8,364       8,350           14        -
                                     =================================

                                        Nine Months Ended      Increase/
            Description                 2002         2001     (Decrease)     %
                                          (In Millions)
Electric Operating Revenues:
  Residential                         $ 490.9     $ 541.1       ($50.2)      (9)
  Commercial                            301.1       342.0        (40.9)     (12)
  Industrial                            469.4       613.1       (143.7)     (23)
  Governmental                           26.4        31.5         (5.1)     (16)
                                     ---------------------------------
    Total retail                      1,287.8     1,527.7       (239.9)     (16)
  Sales for resale
     Associated companies                 1.9        20.6        (18.7)     (91)
     Non-associated companies            10.5        20.0         (9.5)     (48)
  Other                                  81.2         1.7         79.5    4,676
                                     ---------------------------------
    Total                            $1,381.4   $ 1,570.0      ($188.6)     (12)
                                     =================================
Billed Electric Energy
 Sales (GWH):
  Residential                           6,810       6,532          278        4
  Commercial                            4,195       4,080          115        3
  Industrial                           11,223      10,832          391        4
  Governmental                            380         380            -        -
                                     ---------------------------------
    Total retail                       22,608      21,824          784        4
  Sales for resale
     Associated companies                  29         269         (240)     (89)
     Non-associated companies             108         289         (181)     (63)
                                     ---------------------------------
    Total                              22,745      22,382          363        2
                                     =================================



                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily due to increased electricity usage in the service territory, increased other revenue, decreased other operation and maintenance expenses, and decreased interest expense, partially offset by decreased interest income.

      Net income increased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to an increase in the sales volume of unbilled revenue, increased other revenue, formula rate plan increases, increased other regulatory credits, and decreased interest expense. The increase was partially offset by increased other operation and maintenance expenses, increased depreciation and amortization expenses, and decreased interest income.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2002 compared with the three and nine months ended September 30, 2001 are as follows:

                        Three Months Ended     Nine Months Ended
     Description        Increase/(Decrease)   Increase/(Decrease)
                                      (In Millions)

Base rate differences         ($1.2)               $2.5
Grand Gulf rate rider          (5.4)              (16.9)
Fuel cost recovery            (35.7)              (59.7)
Sales volume/weather            3.9                 2.2
Unbilled revenue                1.7                 5.1
Other revenue                   2.6                 8.4
Sales for resale               (3.7)              (56.2)
                             ------             -------
   Total                     ($37.8)            ($114.6)
                             ======             =======

Base rate differences

      Base rate differences increased revenues for the nine months ended September 30, 2002 primarily due to formula rate plan increases that became effective in May 2001 and May 2002. The increase was partially offset by the effect of block rates on residential and commercial customers as a result of increased KWH usage.

Grand Gulf rate rider

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      Grand Gulf rate rider revenue decreased for the three and nine months ended September 30, 2002 as a result of a lower rate that became effective in October 2001.

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

      Fuel cost recovery revenues decreased for the three and nine months ended September 30, 2002 primarily due to lower fuel factors resulting from the decrease in the market price of purchased power. The decrease for the nine months ended was also due to the decrease in the market price of natural gas.

Sales volume/weather

      Higher electric sales volume increased revenues for the three months ended September 30, 2002 due to increased usage of 136 GWH in the residential and commercial sectors, after adjusting for the weather effect.

Unbilled revenue

      As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and reversed the following month. Unbilled revenue for the nine months ended September 30, 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenue for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is due to the effect on the unbilled calculation for the 2001 period of higher unbilled revenue in December 2000 caused by volume/weather.

Other revenue

      Other revenue increased for the three and nine months ended September 30, 2002 primarily due to Entergy Mississippi beginning in October 2001 to charge late fees to its customers.

Sales for resale

      Sales for resale decreased for the nine months ended September 30, 2002 primarily due to a decrease in sales volume to affiliated customers, coupled with a decrease in the average price of energy.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses decreased for the three months ended September 30, 2002 primarily due to:

     o a decrease in the average market price of purchased power;
     o a decrease in demand; and
     o a smaller over-recovery of fuel costs.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Fuel and purchased power expenses decreased for the nine months ended September 30, 2002 primarily due to:

     o the displacement of oil generation by lower priced gas generation. Oil generation was used in 2001 due to significant increases in the market price of natural gas;
     o a decrease in demand; and
     o a decrease in the average market price of purchased power.

The decrease was partially offset by a larger over-recovery of fuel costs, including the effect of increased recoveries approved by the MPSC in 2000 to recover previous under-recoveries.

Other operation and maintenance

     Other operation and maintenance expenses decreased for the three months ended September 30, 2002 primarily due to a decrease in property damage expense of $2.1 million.

      Other operation and maintenance expenses increased for the nine months ended September 30, 2002 primarily due to:

     o an increase of $4.8 million in plant maintenance expense due to an unscheduled outage at a fossil plant in 2002;
     o an increase in outside contract services of $1.1 million;
     o an increase in employee pension and benefits expense of $1.7 million;
     o an insurance reimbursement of $1.4 million received in 2001 in connection with a turbine generator failure; and
     o an increase in injuries and damages expense of $1.3 million.

The   increase  in  other  operation  and  maintenance  expenses  was partially  offset by a decrease in property damage  expense  of  $5.6 million.

Depreciation and amortization

      Depreciation and amortization expenses increased for the nine months ended September 30, 2002 primarily due to revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives, which lowered expense in 2001 in accordance with regulatory treatment.

Other regulatory charges (credits) - net

      Other regulatory charges decreased for the three months ended September 30, 2002 primarily due to a smaller over-recovery of Grand Gulf 1-related costs in 2002 compared to the same period in 2001. The decrease was partially offset by the settlement of the System Energy rate proceeding in 2001 that ceased the deferral of costs associated with purchases from System Energy. See Note 2 to the financial statements in the Form 10K for further discussion of the System Energy rate proceeding and FERC order.

      Other regulatory credits increased for the nine months ended September 30, 2002 primarily due to an under-recovery of Grand Gulf 1-related costs in 2002 versus an over-recovery in 2001. The increase was substantially offset by the settlement of the System Energy rate proceeding in 2001 that ceased the deferral of costs associated with purchases from System Energy.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other

Other income

      Interest income decreased for the three and nine months ended September 30, 2002 primarily due to interest recorded in 2001 on the deferred System Energy costs that Entergy Mississippi was not recovering through rates. The deferral of these costs ceased in the third quarter of 2001 as a result of the final FERC order.

Interest and other charges

      Interest on long-term debt decreased for the three months ended September 30, 2002 primarily due to the retirement of $65 million of 6.875% Series First Mortgage Bonds in June 2002.

     Interest and other charges decreased for the nine months ended September 30, 2002 primarily due to lower interest expense due to the retirement of $65 million of 6.875% Series First Mortgage Bonds in June 2002.

Income taxes

      The effective income tax rates for the three months ended September 30, 2002 and 2001 were 37.9% and 36.7%, respectively. The effective income tax rates for the nine months ended September 30, 2002 and 2001 were 36.9% and 35.3%, respectively.

                        ENTERGY MISSISSIPPI, INC.
                           INCOME STATEMENTS
    For the Three and Nine Months Ended September 30, 2002 and 2001
                               (Unaudited)

                                                         Three Months Ended    Nine Months Ended
                                                          2002       2001      2002         2001
                                                           (In Thousands)         (In Thousands)
                 OPERATING REVENUES
Domestic electric                                       $316,745   $354,518   $770,178    $884,824
                                                        --------   --------   --------    --------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                            127,647    145,168    271,345     350,720
   Purchased power                                        72,699    104,352    222,181     282,190
   Other operation and maintenance                        36,900     40,230    118,564     112,951
Taxes other than income taxes                             13,430     12,962     36,937      36,027
Depreciation and amortization                             14,101     12,751     41,352      36,966
Other regulatory charges (credits) - net                   1,517      4,753    (16,832)    (14,502)
                                                        --------   --------   --------    --------
TOTAL                                                    266,294    320,216    673,547     804,352
                                                        --------   --------   --------    --------

OPERATING INCOME                                          50,451     34,302     96,631      80,472
                                                        --------   --------   --------    --------

                    OTHER INCOME
Allowance for equity funds used during construction          899        784      3,044       1,799
Interest and dividend income                                 777      7,264      3,004      16,516
Miscellaneous - net                                         (363)      (639)    (1,466)     (1,744)
                                                        --------   --------   --------    --------
TOTAL                                                      1,313      7,409      4,582      16,571
                                                        --------   --------   --------    --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                 9,545     11,745     30,757      35,048
Other interest - net                                         859      1,039      2,215       3,351
Allowance for borrowed funds used during construction       (828)      (685)    (2,748)     (1,548)
                                                        --------   --------   --------    --------
TOTAL                                                      9,576     12,099     30,224      36,851
                                                        --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                42,188     29,612     70,989      60,192

Income taxes                                              15,975     10,864     26,195      21,236
                                                        --------   --------   --------    --------

NET INCOME                                                26,213     18,748     44,794      38,956

Preferred dividend requirements and other                    842        555      2,527       2,240
                                                        --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                             $25,371    $18,193    $42,267     $36,716
                                                        ========   ========   ========    ========
See Notes to Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 2002 and 2001
                                (Unaudited)

                                                                2002         2001
                                                                   (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                      $44,794      $38,956
Noncash items included in net income:
  Other regulatory credits - net                                (16,832)     (14,502)
  Depreciation and amortization                                  41,352       36,966
  Deferred income taxes and investment tax credits              (25,149)     (66,707)
  Allowance for equity funds used during construction            (3,044)      (1,799)
Changes in working capital:
  Receivables                                                   (31,595)    (201,114)
  Fuel inventory                                                   (261)      (2,042)
  Accounts payable                                               13,488      (14,127)
  Taxes accrued                                                  43,330       81,226
  Interest accrued                                               (1,351)       3,370
  Deferred fuel costs                                            63,091       23,844
  Other working capital accounts                                 (8,446)      16,765
Provision for estimated losses and reserves                         924       (4,100)
Changes in other regulatory assets                               (3,492)     135,154
Other                                                            20,487       31,239
                                                               --------     --------
Net cash flow provided by operating activities                  137,296       63,129
                                                               --------     --------

                 INVESTING ACTIVITIES
Construction expenditures                                      (110,707)    (106,273)
Allowance for equity funds used during construction               3,044        1,799
Changes in other temporary investments - net                     18,566            -
                                                               --------     --------
Net cash flow used in investing activities                      (89,097)    (104,474)
                                                               --------     --------

                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                          -       69,620
Retirement of long-term debt                                    (65,000)           -
Dividends paid:
  Common stock                                                  (19,300)     (17,300)
  Preferred stock                                                (2,527)      (2,527)
                                                               --------     --------
Net cash flow provided by (used in) financing activities        (86,827)      49,793
                                                               --------     --------

Net increase (decrease) in cash and cash equivalents            (38,628)       8,448

Cash and cash equivalents at beginning of period                 54,048        5,113
                                                               --------     --------

Cash and cash equivalents at end of period                      $15,420      $13,561
                                                               ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                          $32,344      $33,114

See Notes to Financial Statements.



                          ENTERGY MISSISSIPPI, INC.
                               BALANCE SHEETS
                                   ASSETS
                  September 30, 2002 and December 31, 2001
                                 (Unaudited)

                                                                           2002          2001
                                                                            (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                   $15,420       $12,883
  Temporary cash investments - at cost,
    which approximates market                                                  -        41,165
                                                                      ----------    ----------
        Total cash and cash equivalents                                   15,420        54,048
                                                                      ----------    ----------
Other temporary investments                                                    -        18,566
Accounts receivable:
  Customer                                                                72,905        50,370
  Allowance for doubtful accounts                                         (1,044)       (1,044)
  Associated companies                                                    17,272        14,201
  Other                                                                    5,281         2,892
  Accrued unbilled revenues                                               33,900        30,300
                                                                      ----------    ----------
    Total accounts receivable                                            128,314        96,719
                                                                      ----------    ----------
Deferred fuel costs                                                       43,067       106,158
Accumulated deferred income taxes                                          5,696             -
Fuel inventory - at average cost                                           5,085         4,824
Materials and supplies - at average cost                                  18,742        16,896
Prepayments and other                                                      3,160         8,521
                                                                      ----------    ----------
TOTAL                                                                    219,484       305,732
                                                                      ----------    ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                       5,531         5,531
Non-utility property - at cost (less accumulated depreciation)             6,626         6,723
                                                                      ----------    ----------
TOTAL                                                                     12,157        12,254
                                                                      ----------    ----------

                      UTILITY PLANT
Electric                                                               2,031,545     1,939,182
Property under capital lease                                                 184           211
Construction work in progress                                            114,698       110,450
                                                                      ----------    ----------
TOTAL UTILITY PLANT                                                    2,146,427     2,049,843
Less - accumulated depreciation and amortization                         768,413       741,892
                                                                      ----------    ----------
UTILITY PLANT - NET                                                    1,378,014     1,307,951
                                                                      ----------    ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                         23,688        22,387
  Unamortized loss on reacquired debt                                     13,044        13,925
  Other regulatory assets                                                 15,694        13,503
Other                                                                      5,991         7,274
                                                                      ----------    ----------
TOTAL                                                                     58,417        57,089
                                                                      ----------    ----------

TOTAL ASSETS                                                          $1,668,072    $1,683,026
                                                                      ==========    ==========
See Notes to Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                  September 30, 2002 and December 31, 2001
                               (Unaudited)

                                                                    2002          2001
                                                                       (In Thousands)
                 CURRENT LIABILITIES
Currently maturing long-term debt                                   $190,000       $65,000
Accounts payable:
  Associated companies                                                53,534        45,554
  Other                                                               32,891        27,383
Customer deposits                                                     32,309        29,421
Taxes accrued                                                         74,814        31,484
Accumulated deferred income taxes                                          -        19,277
Interest accrued                                                      16,316        17,667
Obligations under capital leases                                          38            36
System Energy refund                                                       -        14,836
Other                                                                  1,951         1,964
                                                                  ----------    ----------
TOTAL                                                                401,853       252,622
                                                                  ----------    ----------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                    270,779       266,498
Accumulated deferred investment tax credits                           16,850        17,908
Obligations under capital leases                                         146           175
Accumulated provisions                                                 8,551         7,627
Other                                                                 36,150        37,678
                                                                  ----------    ----------
TOTAL                                                                332,476       329,886
                                                                  ----------    ----------

Long-term debt                                                       400,020       589,762

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  50,381        50,381
  Common stock, no par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares in 2002
  and 2001                                                           199,326       199,326
Capital stock expense and other                                          (59)          (59)
Retained earnings                                                    284,075       261,108
                                                                  ----------    ----------
TOTAL                                                                533,723       510,756
                                                                  ----------    ----------

Commitments and Contingencies

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $1,668,072    $1,683,026
                                                                  ==========    ==========
See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                        SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)


                                      Three Months Ended    Increase/
           Description                2002         2001    (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                       $ 133.7     $ 147.6      ($13.9)      (9)
  Commercial                           94.4       106.5       (12.1)     (11)
  Industrial                           44.7        55.8       (11.1)     (20)
  Governmental                          7.8         9.1        (1.3)     (14)
                                    -------------------------------
    Total retail                      280.6       319.0       (38.4)     (12)
  Sales for resale
     Associated companies              25.9        26.9        (1.0)      (4)
     Non-associated companies           5.1         7.8        (2.7)     (35)
  Other                                 5.1         0.8         4.3      538
                                    -------------------------------
    Total                           $ 316.7     $ 354.5      ($37.8)     (11)
                                    ===============================

Billed Electric Energy
 Sales (GWH):
  Residential                         1,748       1,655          93        6
  Commercial                          1,358       1,300          58        4
  Industrial                            774         794         (20)      (3)
  Governmental                          106         106           -        -
                                    -------------------------------
    Total retail                      3,986       3,855         131        3
  Sales for resale
     Associated companies               483         423          60       14
     Non-associated companies            66         117         (51)     (44)
                                    -------------------------------
    Total                             4,535       4,395         140        3
                                    ===============================


                                      Nine Months Ended     Increase/
           Description                2002         2001    (Decrease)      %
                                        (In Millions)
Electric Operating Revenues:
  Residential                       $ 292.3     $ 317.6      ($25.3)      (8)
  Commercial                          234.6       255.0       (20.4)      (8)
  Industrial                          122.3       146.3       (24.0)     (16)
  Governmental                         21.5        23.7        (2.2)      (9)
                                    -------------------------------
    Total retail                      670.7       742.6       (71.9)     (10)
  Sales for resale
     Associated companies              58.2       109.6       (51.4)     (47)
     Non-associated companies          12.6        17.4        (4.8)     (28)
  Other                                28.7        15.2        13.5       89
                                    -------------------------------
    Total                           $ 770.2     $ 884.8     ($114.6)     (13)
                                    ===============================

Billed Electric Energy
 Sales (GWH):
  Residential                         3,960       3,907          53        1
  Commercial                          3,368       3,299          69        2
  Industrial                          2,151       2,279        (128)      (6)
  Governmental                          285         289          (4)      (1)
                                    -------------------------------
    Total retail                      9,764       9,774         (10)       -
  Sales for resale
     Associated companies             1,091       1,755        (664)     (38)
     Non-associated companies           163         225         (62)     (28)
                                    -------------------------------
    Total                            11,018      11,754        (736)      (6)
                                    ===============================

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 2002 primarily due to an increase in the price applied to unbilled revenue, increased electricity usage in the service territory, decreased other operation and maintenance expenses, and decreased other regulatory charges, slightly offset by decreased interest income.

      Net income increased for the nine months ended September 30, 2002 primarily due to increased electricity usage in the service territory and an increase in the price applied to unbilled revenue. The increase was partially offset by accruals for potential rate actions and refunds, decreased interest income, and decreased net gas revenue.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and nine months ended September 30, 2002 compared with the three and nine months ended September 30, 2001 are as follows:

                         Three Months Ended     Nine Months Ended
     Description        Increase/(Decrease)    Increase/(Decrease)

                                        (In Millions)

Base rate differences          ($1.1)                 ($4.6)
Fuel cost recovery             (17.6)                 (93.1)
Sales volume/weather             2.8                    6.5
Unbilled revenue                 4.6                    3.5
Other revenue                    0.3                   (5.8)
Sales for resale                 0.9                   (7.2)
                              ------                -------
   Total                      ($10.1)               ($100.7)
                              ======                =======

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

      Fuel cost recovery revenues decreased for the three and nine months ended September 30, 2002 primarily due to lower fuel factors resulting from decreases in the market prices of natural gas and purchased power.

Sales volume/weather

      Higher electric sales volume increased revenues for the three and nine months ended September 30, 2002 primarily due to increased usage of 63 GWH and 136 GWH, respectively, in the residential and commercial sectors after adjusting for the weather effect.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Unbilled revenue

      As discussed in Note 1 to the financial statements in the Form 10-K, unbilled revenues are estimated monthly and are reversed the following month. Unbilled revenue for the three months ended September 30, 2002 and 2001 includes the reversal of the estimates for June 2002 and June 2001, respectively. The increase for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 is due to more favorable volume in September 2002 and the effect on the unbilled calculation for the 2001 period of higher unbilled revenue in June 2001 caused by higher fuel rates.

     Unbilled revenue for the nine months ended September 30, 2002 and 2001 includes the reversal of the estimates for December 2001 and December 2000, respectively. The increase in unbilled revenue for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is due to more favorable volume in September 2002 and the effect on the unbilled calculation for the 2001 period of higher unbilled revenue in December 2000 caused by higher fuel rates.

Other revenue

     Other revenue decreased for the nine months ended September 30, 2002 primarily due to accruals for potential rate actions and refunds.

Sales for resale

      Sales for resale decreased for the nine months ended September 30, 2002 primarily due to a decrease in the average price of resale energy coupled with a decrease in net generation resulting in less energy available for resale.

Gas operating revenues

     Gas operating revenues decreased for the nine months ended September 30, 2002 primarily due to the decreased market price of natural gas coupled with decreased sales volume.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses decreased for the three months ended September 30, 2002 primarily due to the decreased market price of purchased power, partially offset by a slight increase in the price of natural gas.

     Fuel and purchased power expenses decreased for the nine months ended September 30, 2002 primarily due to the decreased market prices of natural gas and purchased power.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other operation and maintenance

     Other operation and maintenance expenses decreased for the three months ended September 30, 2002 primarily due to decreases in:

     o plant maintenance expense of $1.7 million;
     o maintenance overhead line expense of $0.9 million due to decreased vegetation work; and
     o uncollectible accounts expense for miscellaneous accounts receivable of $1.0 million.

The   decreases  were  partially  offset  by  an  increase  in   rate
proceedings costs of $1.0 million.

Taxes other than income taxes

      Taxes other than income taxes decreased for the nine months ended September 30, 2002 primarily due to a decrease in local franchise taxes as a result of lower retail revenue.

Other regulatory charges - net

      Other regulatory charges decreased for the three months ended September 30, 2002 primarily due to the completion of the Grand Gulf 1 Rate Deferral Plan in September 2001.

Other

Other income

      Other income decreased for the three and nine months ended September 30, 2002 primarily due to interest recorded in the first half of 2001 on deferred System Energy costs that Entergy New Orleans was not recovering through rates. The deferral of these costs ceased in the third quarter of 2001 as a result of a final FERC order. See
Note 2 to the financial statements in the Form 10-K for further discussion of the System Energy rate proceeding and FERC order.

Interest and other charges

      Other interest expense increased for the nine months ended September 30, 2002 primarily due to interest recorded for potential rate actions and refunds.

Income taxes

      The  effective  income  tax rate for  the  three  months  ended
September 30, 2002 was 41.0%. There was no meaningful effective income tax rate for the three months ended September 30, 2001 as a result of the net loss generated, while book and tax timing differences caused income tax expense for the period. The effective income tax rate for the nine months ended September 30, 2002 and 2001 were 45.1% and 46.5%, respectively.


                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF OPERATIONS
    For the Three and Nine Months Ended September 30, 2002 and 2001
                               (Unaudited)

                                                           Three Months Ended     Nine Months Ended
                                                             2002       2001      2002         2001
                                                             (In Thousands)        (In Thousands)
                  OPERATING REVENUES
Domestic electric                                         $144,373   $154,462   $322,061    $422,751
Natural gas                                                 13,044     12,675     59,725     108,710
                                                          --------   --------   --------    --------
TOTAL                                                      157,417    167,137    381,786     531,461
                                                          --------   --------   --------    --------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               61,002     46,139    111,470     206,826
   Purchased power                                          37,811     74,067    118,632     181,393
   Other operation and maintenance                          22,224     24,575     67,336      67,151
Taxes other than income taxes                               11,902     12,424     30,329      37,418
Depreciation and amortization                                7,088      6,372     20,822      18,879
Other regulatory charges (credits) - net                    (1,893)       907      2,438       3,550
                                                          --------   --------   --------    --------
TOTAL                                                      138,134    164,484    351,027     515,217
                                                          --------   --------   --------    --------

OPERATING INCOME                                            19,283      2,653     30,759      16,244
                                                          --------   --------   --------    --------

                     OTHER INCOME
Allowance for equity funds used during construction            529        535      1,421       1,386
Interest and dividend income                                    58      1,875        421       4,036
Miscellaneous - net                                           (195)      (314)    (1,031)     (1,461)
                                                          --------   --------   --------    --------
TOTAL                                                          392      2,096        811       3,961
                                                          --------   --------   --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                   4,469      4,661     13,405      13,229
Other interest - net                                           (26)       734      3,974       1,545
Allowance for borrowed funds used during construction         (539)      (473)    (1,406)     (1,179)
                                                          --------   --------   --------    --------
TOTAL                                                        3,904      4,922     15,973      13,595
                                                          --------   --------   --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                           15,771       (173)    15,597       6,610

Income taxes                                                 6,464        135      7,031       3,073
                                                          --------   --------   --------    --------

NET INCOME (LOSS)                                            9,307       (308)     8,566       3,537

Preferred dividend requirements and other                      241        241        724         724
                                                          --------   --------   --------    --------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                                $9,066      ($549)    $7,842      $2,813
                                                          ========   ========   ========    ========
See Notes to Financial Statements.


                       ENTERGY NEW ORLEANS, INC.
                       STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                                                       2002           2001
                                                                          (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                             $8,566        $3,537
Noncash items included in net income:
  Other regulatory charges - net                                        2,438         3,550
  Depreciation and amortization                                        20,822        18,879
  Deferred income taxes and investment tax credits                     (2,295)      (43,474)
  Allowance for equity funds used during construction                  (1,421)       (1,386)
Changes in working capital:
  Receivables                                                          (5,998)      (90,495)
  Fuel inventory                                                         (265)        1,148
  Accounts payable                                                       (585)      (21,707)
  Taxes accrued                                                             -        44,901
  Interest accrued                                                     (4,004)       (3,145)
  Deferred fuel costs                                                   1,854        30,616
  Other working capital accounts                                      (24,275)       37,000
Provision for estimated losses and reserves                            (1,268)       (2,234)
Changes in other regulatory assets                                         12        33,334
Other                                                                   4,488         6,630
                                                                      -------       -------
Net cash flow provided by (used in) operating activities               (1,931)       17,154
                                                                      -------       -------

                   INVESTING ACTIVITIES
Construction expenditures                                             (42,863)      (44,286)
Allowance for equity funds used during construction                     1,421         1,386
Changes in other temporary investments - net                           14,859          (100)
                                                                      -------       -------
Net cash flow used in investing activities                            (26,583)      (43,000)
                                                                      -------       -------

                   FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                                -        29,763
Dividends paid:
  Common stock                                                           (700)         (800)
  Preferred stock                                                        (724)         (724)
                                                                      -------       -------
Net cash flow provided by (used in) financing activities               (1,424)       28,239
                                                                      -------       -------

Net increase (decrease) in cash and cash equivalents                  (29,938)        2,393

Cash and cash equivalents at beginning of period                       38,184         6,302
                                                                      -------       -------

Cash and cash equivalents at end of period                             $8,246        $8,695
                                                                      =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                                $20,987       $17,536

See Notes to Financial Statements.


                          ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                                  ASSETS
                  September 30, 2002 and December 31, 2001
                                (Unaudited)

                                                                   2002        2001
                                                                    (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                            $8,246       $5,237
  Temporary cash investments - at cost,
    which approximates market                                          -       32,947
                                                                --------     --------
        Total cash and cash equivalents                            8,246       38,184
                                                                --------     --------
Other temporary investments                                            -       14,859
Accounts receivable:
  Customer                                                        42,147       33,827
  Allowance for doubtful accounts                                 (2,234)      (2,234)
  Associated companies                                               480       10,527
  Other                                                            5,698        4,511
  Accrued unbilled revenues                                       26,565       20,027
                                                                --------     --------
    Total accounts receivable                                     72,656       66,658
                                                                --------     --------
Accumulated deferred income taxes                                  5,736        4,882
Fuel inventory - at average cost                                   3,346        3,081
Materials and supplies - at average cost                           7,816        8,273
Prepayments and other                                             25,964       26,239
                                                                --------     --------
TOTAL                                                            123,764      162,176
                                                                --------     --------

          OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                               3,259        3,259
                                                                --------     --------

                   UTILITY PLANT
Electric                                                         619,200      597,575
Natural gas                                                      147,628      142,741
Construction work in progress                                     52,579       43,166
                                                                --------     --------
TOTAL UTILITY PLANT                                              819,407      783,482
Less - accumulated depreciation and amortization                 408,991      396,535
                                                                --------     --------
UTILITY PLANT - NET                                              410,416      386,947
                                                                --------     --------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                                602          761
  Other regulatory assets                                         10,831       10,843
Other                                                              1,944        2,051
                                                                --------     --------
TOTAL                                                             13,377       13,655
                                                                --------     --------

TOTAL ASSETS                                                    $550,816     $566,037
                                                                ========     ========
See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                  September 30, 2002 and December 31, 2001
                               (Unaudited)

                                                                          2002        2001
                                                                            (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                        $25,000         $ -
Accounts payable:
  Associated companies                                                    14,762      18,199
  Other                                                                   26,492      23,640
Customer deposits                                                         19,226      18,931
Interest accrued                                                           3,028       7,032
Deferred fuel costs                                                       12,050      10,196
System Energy Refund                                                           -      33,614
Other                                                                     10,111       1,799
                                                                        --------    --------
TOTAL                                                                    110,669     113,411
                                                                        --------    --------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                         18,094      25,326
Accumulated deferred investment tax credits                                5,006       5,361
SFAS 109 regulatory liability - net                                       27,745      19,868
Accumulated provisions                                                     4,534       5,802
Other                                                                     22,415      16,735
                                                                        --------    --------
TOTAL                                                                     77,794      73,092
                                                                        --------    --------

Long-term debt                                                           204,165     229,097

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                      19,780      19,780
Common stock, $4 par value, authorized 10,000,000
    shares; issued and outstanding 8,435,900 shares in
    2002 and 2001                                                         33,744      33,744
Paid-in capital                                                           36,294      36,294
Retained earnings                                                         67,762      60,619
Accumulated other comprehensive income                                       608           -
                                                                        --------    --------
TOTAL                                                                    158,188     150,437
                                                                        --------    --------

Commitments and Contingencies

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $550,816    $566,037
                                                                        ========    ========
See Notes to Financial Statements.


                         ENTERGY NEW ORLEANS, INC.
     STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME (LOSS)
     For the Three and Nine Months Ended September 30, 2002 and 2001
                               (Unaudited)

                                                                            Three Months Ended
                                                                        2002                    2001
                                                                              (In Thousands)
                    RETAINED EARNINGS
Retained Earnings - Beginning of period                         $59,396                 $67,940
    Add  - Earnings (Loss) applicable to common stock             9,066      $9,066        (549)      ($549)
    Deduct:
        Dividends declared on common stock                          700                     800
        Capital stock and other expenses                              -                      (1)
                                                                -------                 -------
              Total                                                 700                     799
                                                                -------                 -------
Retained Earnings - End of period                               $67,762                 $66,592
                                                                =======                 =======
             ACCUMULATED OTHER COMPREHENSIVE
              INCOME (LOSS) (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes              $ -                     $ -

Net derivative instrument fair value changes
  arising during the period                                         608         608           -           -
                                                                -------      ------     -------      ------
Balance at end of period:
  Accumulated derivative instrument fair value changes             $608                     $ -
                                                                =======      ------     =======      ------
Comprehensive Income (Loss)                                                  $9,674                   ($549)
                                                                             ======                  ======

                                                                            Nine Months Ended
                                                                        2002                    2001
                                                                              (In Thousands)
                    RETAINED EARNINGS
Retained Earnings - Beginning of period                         $60,619                 $64,579
    Add  - Earnings applicable to common stock                    7,842      $7,842       2,813      $2,813
    Deduct:
        Dividends declared on common stock                          700                     800
        Capital stock and other expenses                             (1)                      -
                                                                -------                 -------
              Total                                                 699                     800
                                                                -------                 -------
Retained Earnings - End of period                               $67,762                 $66,592
                                                                =======                 =======
             ACCUMULATED OTHER COMPREHENSIVE
                 INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes              $ -                     $ -

Net derivative instrument fair value changes
  arising during the period                                         608         608           -           -
                                                                -------      ------     -------      ------
Balance at end of period:
  Accumulated derivative instrument fair value changes             $608                     $ -
                                                                =======      ------     =======      ------
Comprehensive Income                                                         $8,450                  $2,813
                                                                             ======                  ======

See Notes to Financial Statements.




                        ENTERGY NEW ORLEANS, INC.
                       SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)


                                         Three Months Ended     Increase/
            Description                  2002         2001     (Decrease)      %
                                             (In Millions)
Electric Operating Revenues:
  Residential                           $ 65.3       $ 70.2       ($4.9)      (7)
  Commercial                              47.5         53.8        (6.3)     (12)
  Industrial                               7.7          8.9        (1.2)     (13)
  Governmental                            20.0         23.5        (3.5)     (15)
                                       --------------------------------
    Total retail                         140.5        156.4       (15.9)     (10)
  Sales for resale
     Associated companies                  2.0          0.7         1.3      186
     Non-associated companies              0.9          1.3        (0.4)     (31)
                                       --------------------------------
  Other                                    1.0         (3.9)        4.9      126
    Total                              $ 144.4      $ 154.5      ($10.1)      (7)
                                       ================================
Billed Electric Energy
 Sales (GWH):
  Residential                              762          721          41        6
  Commercial                               651          633          18        3
  Industrial                               118          117           1        1
  Governmental                             298          293           5        2
                                       --------------------------------
    Total retail                         1,829        1,764          65        4
  Sales for resale
     Associated companies                   46            9          37      411
     Non-associated companies                7           21         (14)     (67)
                                       --------------------------------
    Total                                1,882        1,794          88        5
                                       ================================

                                         Nine Months Ended      Increase/
            Description                  2002         2001     (Decrease)     %
                                            (In Millions)
Electric Operating Revenues:
  Residential                          $ 129.5      $ 157.0      ($27.5)     (18)
  Commercial                             113.0        150.7       (37.7)     (25)
  Industrial                              17.6         25.7        (8.1)     (32)
  Governmental                            47.4         65.3       (17.9)     (27)
                                       --------------------------------
    Total retail                         307.5        398.7       (91.2)     (23)
  Sales for resale
     Associated companies                  3.2          9.3        (6.1)     (66)
     Non-associated companies              1.9          3.0        (1.1)     (37)
  Other                                    9.5         11.8        (2.3)     (19)
                                       --------------------------------
    Total                              $ 322.1      $ 422.8     ($100.7)     (24)
                                       ================================
Billed Electric Energy
 Sales (GWH):
  Residential                            1,669        1,576          93        6
  Commercial                             1,710        1,665          45        3
  Industrial                               303          313         (10)      (3)
  Governmental                             788          768          20        3
                                       --------------------------------
    Total retail                         4,470        4,322         148        3
  Sales for resale
     Associated companies                   77           99         (22)     (22)
     Non-associated companies               27           48         (21)     (44)
                                       --------------------------------
    Total                                4,574        4,469         105        2
                                       ================================

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net  income  decreased  for the three  and  nine  months  ended
September 30, 2002 compared with the three and nine months ended September 30, 2001 primarily due to the effects in 2001 of the final resolution of System Energy's 1995 rate proceeding.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt.

     Operating revenues increased for the three and nine months ended September 30, 2002 primarily due to the absence of the provision for rate refund in 2002 due to the final resolution of System Energy's 1995 rate proceeding in 2001. For the nine months ended September 30, 2002, the increase was partially offset by a decrease in operating revenues as a result of the suspension of the GGART for Entergy Arkansas in July 2001. The net income impact of the suspended tariff is substantially offset in other regulatory charges. See further discussion of the System Energy rate proceeding and the GGART in Note 2 to the financial statements in the Form 10-K.

Expenses

Nuclear refueling outage expenses

      Nuclear refueling outage expenses decreased for the nine months ended September 30, 2002 due to lower monthly amortization of outage expenses resulting from lower expenses incurred during the April/May 2001 refueling and maintenance outage compared to the previous outage.

Other operation and maintenance

     Other operation and maintenance expenses increased for the three months ended September 30, 2002 primarily due to:

     o an increase in payroll accruals of $1.2 million;
     o an increase in expense of $0.8 million to reflect the current estimate of the liability for the future disposal of low-level radioactive waste materials; and
     o an increase in employee pension and benefits expense of $0.7 million.

     Other operation and maintenance expenses increased for the nine months ended September 30, 2002 primarily due to:

     o lower nuclear insurance refunds of $1.7 million;
     o an increase in outside services employed of $1.5 million;
     o an increase in payroll accruals of $1.3 million; and
     o an increase in employee pension and benefits expense of $1.3 million.

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Decommissioning

      Decommissioning expenses increased for the three and nine months ended September 30, 2002 primarily due to the effects in 2001 of the final FERC order addressing System Energy's rate proceeding.

Depreciation and amortization

      Depreciation and amortization expenses increased for the three and nine months ended September 30, 2002 primarily due to the effects in 2001 of the final FERC order addressing System Energy's rate proceeding.

Other regulatory charges - net

      Other regulatory charges decreased for the nine months ended September 30, 2002 primarily due to the suspension of the GGART for Entergy Arkansas in July 2001.

Other

Other income

      Interest income decreased for the three and nine months ended September 30, 2002 due to interest recognized in 2001 on decommissioning funds resulting from the final FERC order addressing System Energy's rate proceeding combined with a decrease in interest earned on System Energy's investments in the money pool due to lower advances to the money pool in 2002 compared to the same period in 2001.

Interest and other charges

      Interest on long-term debt increased for the three months ended September 30, 2002 primarily due to an increase in interest expense related to the sale-leaseback of Grand Gulf 1.

      Interest on long-term debt decreased for the nine months ended September 30, 2002 primarily due to the retirement of $135 million of long-term debt in August 2001, partially offset by an increase in interest expense related to the sale-leaseback of Grand Gulf 1.

      Other interest expense decreased for the three and nine months ended September 30, 2002 due to interest recorded in 2001 on System Energy's reserve for rate refund. The refund was made in December 2001.

Income taxes

      The effective income tax rates for the three months ended September 30, 2002 and 2001 were 43.0% and 0%, respectively. The effective income tax rates for the nine months ended September 30, 2002 and 2001 were 42.2% and 30.6%, respectively. The increases in the effective tax rates in 2002 were due to the effects of the final resolution of System Energy's 1995 rate proceeding on the 2001 effective tax rates.

                      SYSTEM ENERGY RESOURCES, INC.
                           INCOME STATEMENTS
     For the Three and Nine Months Ended September 30, 2002 and 2001
                              (Unaudited)

                                                          Three Months Ended     Nine Months Ended
                                                           2002       2001      2002         2001
                                                           (In Thousands)         (In Thousands)
                 OPERATING REVENUES
Domestic electric                                        $156,930    $66,276   $442,152    $370,343
                                                         --------    -------   --------    --------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               7,839      9,092     26,805      26,985
   Nuclear refueling outage expenses                        2,617      2,627      7,855      10,648
   Other operation and maintenance                         27,253     23,927     69,508      61,735
Decommissioning                                             4,013    (26,738)    12,041     (17,266)
Taxes other than income taxes                               7,082      6,177     20,659      19,345
Depreciation and amortization                              29,502    (44,435)    81,544      12,273
Other regulatory charges - net                             13,610     11,720     39,664      50,842
                                                         --------    -------   --------    --------
TOTAL                                                      91,916    (17,630)   258,076     164,562
                                                         --------    -------   --------    --------

OPERATING INCOME                                           65,014     83,906    184,076     205,781
                                                         --------    -------   --------    --------

                    OTHER INCOME
Allowance for equity funds used during construction           741        544      1,991       1,298
Interest and dividend income                                  889     13,612      1,978      23,455
Miscellaneous - net                                           (45)       (17)      (435)        (65)
                                                         --------    -------   --------    --------
TOTAL                                                       1,585     14,139      3,534      24,688
                                                         --------    -------   --------    --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                 21,223     16,032     51,874      53,799
Other interest - net                                          662     44,728      2,165      62,364
Allowance for borrowed funds used during construction        (261)      (251)      (740)       (612)
                                                         --------    -------   --------    --------
TOTAL                                                      21,624     60,509     53,299     115,551
                                                         --------    -------   --------    --------

INCOME BEFORE INCOME TAXES                                 44,975     37,536    134,311     114,918

Income taxes                                               19,335       (257)    56,694      35,125
                                                         --------    -------   --------    --------

NET INCOME                                                $25,640    $37,793    $77,617     $79,793
                                                         ========    =======   ========    ========
See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 2002 and 2001
                                (Unaudited)

                                                              2002         2001
                                                                (In Thousands)
                OPERATING ACTIVITIES
Net income                                                    $77,617      $79,793
Noncash items included in net income:
  Reserve for regulatory adjustments                                -     (322,368)
  Other regulatory charges - net                               39,664       50,842
  Depreciation, amortization, and decommissioning              93,585       (4,993)
  Deferred income taxes and investment tax credits            (30,746)     115,981
  Allowance for equity funds used during construction          (1,991)      (1,298)
Changes in working capital:
  Receivables                                                 (89,802)      10,421
  Accounts payable                                             20,718      516,329
  Taxes accrued                                                82,240      (68,530)
  Interest accrued                                            (20,640)     (15,704)
  Other working capital accounts                                4,645      (30,088)
Provision for estimated losses and reserves                       (55)        (665)
Changes in other regulatory assets                             28,961       10,929
Other                                                          (9,856)     (18,502)
                                                             --------     --------
Net cash flow provided by operating activities                194,340      322,147
                                                             --------     --------

                INVESTING ACTIVITIES
Construction expenditures                                     (31,262)     (29,840)
Allowance for equity funds used during construction             1,991        1,298
Nuclear fuel purchases                                        (27,590)     (37,639)
Proceeds from sale/leaseback of nuclear fuel                   27,590       37,639
Decommissioning trust contributions and realized
    change in trust assets                                     (7,867)     (14,639)
Changes in other temporary investments - net                   22,354     (153,157)
                                                             --------     --------
Net cash flow used in investing activities                    (14,784)    (196,338)
                                                             --------     --------

                FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                   69,505            -
Retirement of long-term debt                                 (100,891)    (151,800)
Dividends paid:
  Common stock                                                (75,000)     (65,800)
                                                             --------     --------
Net cash flow used in financing activities                   (106,386)    (217,600)
                                                             --------     --------

Net increase (decrease) in cash and cash equivalents           73,170      (91,791)

Cash and cash equivalents at beginning of period               49,579      202,218
                                                             --------     --------

Cash and cash equivalents at end of period                   $122,749     $110,427
                                                             ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                        $71,626     $128,588
  Income taxes                                                      -       $3,463
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                              ($13,808)     ($6,667)

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                                   ASSETS
                   September 30, 2002 and December 31, 2001
                                 (Unaudited)

                                                                2002        2001
                                                                 (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                              $57         $15
  Temporary cash investments - at cost,
    which approximates market                                   122,692      49,564
                                                             ----------  ----------
        Total cash and cash equivalents                         122,749      49,579
                                                             ----------  ----------
Other temporary investments                                           -      22,354
Accounts receivable:
  Associated companies                                          145,077      70,755
  Other                                                          16,673       1,193
                                                             ----------  ----------
    Total accounts receivable                                   161,750      71,948
                                                             ----------  ----------
Materials and supplies - at average cost                         50,273      51,665
Deferred nuclear refueling outage costs                           4,491       8,728
Prepayments and other                                             2,706       1,631
                                                             ----------  ----------
TOTAL                                                           341,969     205,905
                                                             ----------  ----------

          OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                     132,605     138,546
                                                             ----------  ----------

                  UTILITY PLANT
Electric                                                      3,116,424   3,098,446
Property under capital lease                                    450,014     450,014
Construction work in progress                                    45,969      36,868
Nuclear fuel under capital lease                                 86,005      61,905
                                                             ----------  ----------
TOTAL UTILITY PLANT                                           3,698,412   3,647,233
Less - accumulated depreciation and amortization              1,491,260   1,416,337
                                                             ----------  ----------
UTILITY PLANT - NET                                           2,207,152   2,230,896
                                                             ----------  ----------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                               148,950     173,470
  Unamortized loss on reacquired debt                            45,809      48,381
  Other regulatory assets                                       153,508     157,949
Other                                                             8,778       8,894
                                                             ----------  ----------
TOTAL                                                           357,045     388,694
                                                             ----------  ----------

TOTAL ASSETS                                                 $3,038,771  $2,964,041
                                                             ==========  ==========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDER'S EQUITY
                   September 30, 2002 and December 31, 2001
                                 (Unaudited)

                                                                    2002        2001
                                                                     (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                   $11,375    $100,891
Accounts payable:
  Associated companies                                                6,731       2,404
  Other                                                              30,707      14,316
Taxes accrued                                                       194,762     112,522
Accumulated deferred income taxes                                       729       2,360
Interest accrued                                                     26,455      47,095
Obligations under capital leases                                     26,503      26,503
Other                                                                 1,674       1,583
                                                                 ----------  ----------
TOTAL                                                               298,936     307,674
                                                                 ----------  ----------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                   459,706     498,404
Accumulated deferred investment tax credits                          83,433      86,040
Obligations under capital leases                                     59,502      35,401
Other regulatory liabilities                                        172,203     135,878
Decommissioning                                                     147,970     140,103
Accumulated provisions                                                  650         705
Other                                                                34,429      39,117
                                                                 ----------  ----------
TOTAL                                                               957,893     935,648
                                                                 ----------  ----------

Long-term debt                                                      888,644     830,038

                 SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
 issued and outstanding 789,350 shares in 2002 and 2001             789,350     789,350
Retained earnings                                                   103,948     101,331
                                                                 ----------  ----------
TOTAL                                                               893,298     890,681
                                                                 ----------  ----------

Commitments and Contingencies

             TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $3,038,771  $2,964,041
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

      See Note 9 to the financial statements in the Form 10-K for information on Entergy's estimated construction expenditures (including nuclear fuel but excluding AFUDC), which is updated by the following paragraph, long-term debt and preferred stock maturities, and cash sinking fund requirements.

ANO 1 Steam Generator and Reactor Vessel Closure Head Replacement (Entergy Corporation and Entergy Arkansas)

      See "ANO Matters" in Part I of the Form 10-K for discussion of the ANO 1 steam generator and reactor vessel closure head. On July 25, 2002, the Board authorized Entergy Arkansas and Entergy Operations to replace the ANO 1 steam generator and reactor vessel closure head. Entergy management estimates the cost of the fabrication and replacement to be approximately $235 million, of which approximately $135 million will be incurred through 2004. Management expects a contractor for the installation of the replacement steam generator and reactor vessel closure head to be selected by December 2002. Management expects that the replacement will occur during a planned refueling outage in 2005. Entergy Arkansas plans to file in January 2003 a request for a declaratory order by the APSC that the investment in the replacement is in the public interest analogous to the order received in 1998 prior to the replacement of the steam generator for ANO 2. Receipt of an order relating to the replacement at ANO 1 would support the inclusion of these costs in a future general rate case; however, management cannot predict the outcome of either the request for a declaratory order or a general rate proceeding.

     During a planned refueling outage that began October 4, 2002, visual inspection of the reactor vessel head at ANO 1 revealed one nozzle leak. Further ultrasonic testing showed the presence of seven additional minor indications that could potentially develop into leaks. Entergy Arkansas will make a total of eight repairs during this outage, extending the outage from the original schedule of 30 days to approximately 40 days. Entergy Arkansas has notified the NRC of the inspection findings and reported to the NRC the intended plan to use certain industry-standard procedures for these repairs. The NRC has agreed with the plans. Entergy Arkansas currently expects to incur approximately $8 to $10 million of costs for repairs and management is analyzing the methods available for recovery of these costs. The extended outage will also result in the need to acquire replacement power, which will be obtained either from other Entergy System operating companies or from the wholesale energy market. The purchased power costs will be included in Entergy Arkansas' April 2003 update of its Energy Cost Recovery Rider.

Sales Warranties and Indemnities  (Entergy Corporation)

      See Note 9 to the financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Entergy London and CitiPower sales transactions. Regarding the Entergy London sale, Inland Revenue (the United Kingdom's taxing authority) has notified Entergy that no tax liability exists with respect to the sale. Therefore, the notice of claim Entergy received from the Entergy London purchaser has no basis. Regarding the CitiPower sale, in November 2002 the Australian taxing authority assessed CitiPower for taxes for the years 1997 through 1999. Management believes it has adequately provided for the ultimate resolution of this matter. See Note 14 to the financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Saltend sale transaction.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 to the financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with Entergy's nuclear power plants. Regarding nuclear insurance, the Price-Anderson Act expired on August 1, 2002, and the U.S. Congress is currently considering a number of proposals for its renewal. Entergy's current nuclear operating licenses will not be affected by the expiration, because operating licenses issued prior to August 2002 are not affected by the expiration.

      In July 2002, Entergy's domestic non-utility nuclear business purchased the Vermont Yankee nuclear power plant from Vermont Yankee Nuclear Power Corporation (VYNPC). Entergy's domestic non-utility nuclear business has accepted assignment of the Vermont Yankee spent fuel disposal contract with the DOE previously held by VYNPC. VYNPC has paid or retained liability for the DOE fees for all generation prior to the purchase date of Vermont Yankee. Vermont Yankee currently has sufficient spent fuel storage capacity until approximately 2007.

     As part of the Vermont Yankee purchase, VYNPC transferred a $310 million decommissioning trust fund, along with the liability to decommission Vermont Yankee, to Entergy's domestic non-utility nuclear business. Entergy believes that Vermont Yankee's decommissioning trust fund will be adequate to cover future decommissioning costs for the plant without any additional deposits to the trust.

Environmental Issues

(Entergy Arkansas)

      In previous years, Entergy Arkansas has received notices from the EPA and the ADEQ alleging that Entergy Arkansas, along with others, may be a potentially responsible party (PRP) for clean-up costs associated with a site in Arkansas. As of September 30, 2002, a remaining recorded liability of approximately $5.0 million existed related to the cleanup of that site.

(Entergy Gulf States)

     Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the cleanup of these sites. As of September 30, 2002, a remaining recorded liability of approximately $13.6 million existed related to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at September 30, 2002 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

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

Off   Balance   Sheet   Turbine   Financing   Arrangement    (Entergy
Corporation)

      As discussed in Note 9 to the financial statements in the Form 10-K, EWO obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. Entergy reacquired from the special-
purpose entity the rights to the turbines in April 2002. For the nine months ended September 30, 2002, Entergy recorded a $180.2 million ($117.1 million net of tax) provision for Entergy's estimate of the impairments resulting from cancellation or sale of the turbines subject to purchase commitments with the special-purpose entity. The Consolidated Statements of Income reflects the pre-tax effect of this liability in operation and maintenance expenses.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies are vigorously defending these suits and deny any liability to the plaintiffs. Nevertheless, no assurance can be given as to the outcome of these cases.

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

Litigation   (Entergy  Corporation, Entergy  Arkansas,  Entergy  Gulf
States,  Entergy  Louisiana,  Entergy Mississippi,  and  Entergy  New
Orleans)

      In addition to those proceedings discussed elsewhere herein and in the Form 10-K, Entergy and the domestic utility companies are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict the outcome of these other legal proceedings and claims, it is not reasonably expected that their ultimate resolution individually or collectively will have a material adverse effect on the results of operations, cash flows, or financial condition of these entities.


NOTE 2.   RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS
71

      Previous developments and information related to electric industry restructuring are presented in Note 2 to the financial statements in the Form 10-K.

Texas

(Entergy Corporation and Entergy Gulf States)

      Retail open access legislation is in place in Texas, but the implementation of retail open access in Entergy Gulf States' service territory has been delayed. Management does not expect that retail open access in Entergy Gulf States' Texas service territory within the context of a functional FERC-approved RTO is likely to begin before the first quarter of 2004. Several proceedings necessary to implement retail open access are still pending, including the proceeding to set the price-to-beat fuel rate that will be charged by Entergy's retail electric provider. In September 2002, the PUCT granted a motion extending by several months certain filing deadlines established in the December 2001 settlement delaying retail open access. In addition, the LPSC has not approved for the Louisiana jurisdictional operations the transfer of generation assets to, or a power purchase agreement with, Entergy's Texas generation company. Given the delay in implementing retail open access, Entergy Gulf States cannot predict what, if any, additional changes to previously approved plans may be required by the PUCT or the LPSC. Therefore, neither the necessary regulatory actions nor the opportunity for a reasonable determination of the effect of deregulation has occurred that are prerequisites for Entergy Gulf States to discontinue the application of regulatory accounting principles to its Texas generation operations.

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

March 2002 Settlement Agreement

     As discussed in the Form 10-K, in March 2002, Entergy Arkansas, the APSC staff, and the Arkansas Attorney General submitted a settlement agreement to the APSC for approval. The settlement agreement proposed a resolution of issues discussed in the Form 10-K under "Retail Rates," "Transition Cost Account," and "December 2000 Ice Storm Cost Recovery." In May 2002, the APSC approved the March 2002 settlement agreement without revision.

Transition Cost Account

     In May 2002, Entergy Arkansas filed its 2001 earnings evaluation report with the APSC. In June 2002, the APSC approved a contribution of $5.9 million to the TCA. The balance in the TCA after this contribution was $155.5 million, including interest, through June 2002. A principal provision in the March 2002 settlement agreement was to offset $137.4 million of ice storm recovery costs with the TCA on a rate class basis. In accordance with the settlement agreement and following the APSC's approval of Entergy Arkansas' 2001 earnings review, Entergy Arkansas filed to return $18.1 million of the TCA to certain large general service class customers that paid more into the TCA than their allocation of storm costs. In August 2002, the APSC approved the return of funds to the large general service customer class in the form of refund checks.

December 2000 Ice Storm Cost Recovery

     The March 2002 settlement agreement provisions allowed Entergy Arkansas to offset incremental ice storm expenses with the funds accumulated in the TCA on a rate class basis, and any excess of ice storm costs over the amount available in the TCA would be deferred for recovery. The allocated ice storm expenses exceeded the available TCA funds by $15.8 million. This excess amount was recorded as a regulatory asset in June 2002 and is being amortized over a 30-year period.

Fuel Cost Recovery

     In March 2002, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC, including a new energy allocation factor. The filing reflected a decrease due to reduced fuel and purchased power costs in 2001 and the accumulated over-recovery of 2001 energy costs. The decreased energy cost rate is effective April 2002 through March 2003. In September 2002, Entergy Arkansas filed and the APSC approved an interim revision to the energy cost rate effective October 2002 through March 2003. Entergy Arkansas will reduce the energy cost rate to offset the current and projected over-recovery of fuel and purchased power costs for 2002. The revised energy cost rate will be effective October 2002 through March 2003, when the annual energy cost rate redetermination will be filed for the period from April 2003 through March 2004.

Filings with the PUCT and Texas Cities  (Entergy Corporation and
Entergy Gulf States)

Rate Proceedings

     As discussed in the Form 10-K, in June 1999, the PUCT approved a settlement agreement that Entergy Gulf States entered into in February 1999. This settlement agreement resolved Entergy Gulf States' 1996 and 1998 rate proceedings and all of the settling parties' pending appeals in other matters, except for the appeal in the River Bend abeyed cost recovery proceeding discussed below. The Office of Public Utility Counsel, an intervenor in the proceeding, appealed certain aspects of this settlement to the Travis County District Court in Texas. In August 2002, this appeal was dismissed.

Recovery of River Bend Costs

      In March 1998, the PUCT disallowed recovery of $1.4 billion of company-wide abeyed River Bend plant costs, which have been held in abeyance since 1988. Entergy Gulf States appealed the PUCT's decision on this matter to the Travis County District Court in Texas. In June 1999, subsequent to the settlement agreement discussed in the Form 10-K, Entergy Gulf States removed the reserve for River Bend plant costs held in abeyance and reduced the value of the plant asset. The settlement agreement limits potential recovery of the remaining plant asset to $115 million as of January 1, 2002, less depreciation after that date. In a settlement in its transition to competition proceedings, and consistent with the June 1999 settlement, Entergy Gulf States agreed not to prosecute its appeal until January 1, 2002. Entergy Gulf States also agreed that it will not seek recovery of the abeyed plant costs through any additional charge to Texas ratepayers. In its interim order approving this settlement, however, the PUCT recognized that any additional River Bend investment found prudent, subject to the $115 million cap, could be used as an offset against stranded benefits, should legislation be passed requiring Entergy Gulf States to return stranded benefits to retail customers.

      In April 2002, the Travis County District Court issued an order affirming the PUCT's order on remand disallowing recovery of the abeyed plant costs. Entergy Gulf States has appealed this ruling to the Third District Court of Appeals. Oral argument is scheduled for November 2002. The financial statement impact of the retail rate settlement agreement on the remaining abeyed plant costs will ultimately depend on several factors, including the possible discontinuance of SFAS 71 accounting treatment for the Texas generation business, the determination of the market value of generation assets, and any future legislation in Texas addressing the pass-through or sharing of any stranded benefits with Texas ratepayers. While Entergy Gulf States expects to prevail in its lawsuit, no assurance can be given that additional reserves or write-offs will not be required in the future.

PUCT Fuel Cost Review

     As determined in the June 1999 retail rate settlement agreement, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments occur semi-annually. The settlement that delayed implementation of retail open access in Texas for Entergy Gulf States provides that Entergy Gulf States will continue the use of this methodology until retail open access begins. The amounts collected under Entergy Gulf States' fixed fuel factor until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT. The interim surcharges discussed below will also be subject to the fuel reconciliation proceeding.

     In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States is reconciling approximately $583.0 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28.0 million, plus interest, of under-recovered fuel and purchased power costs. A hearing on the merits concluded in August 2001, and the ALJ recommended that Entergy Gulf States' request be reduced to $7.0 million. The PUCT considered the ALJ's recommendation in February 2002, but did not reach a final decision at that time. The PUCT remanded certain issues related to the eligibility of costs for Entergy Gulf States' 30% non-regulated share of River Bend for further consideration by the ALJ. After considering the remanded issues, the PUCT decided in August 2002 to reduce Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at this time. The PUCT issued a written order supporting its decisions and has rejected Entergy Gulf States' motion for rehearing challenging that order. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States is challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. No assurance can be given as to the final outcome of this proceeding.

     In November 2001, Entergy Gulf States filed an application with the PUCT requesting an interim surcharge to collect $71 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through September 2001. Entergy Gulf States made the application pursuant to one of the terms of the settlement agreement that delayed implementation of retail open access in Texas for Entergy Gulf States. In March 2002, Entergy Gulf States revised its request to collect $30.3 million, plus interest, of under-recovered fuel and purchased power expenses incurred from September 2000 through February 2002. Entergy Gulf States requested that the surcharge begin in April 2002 and extend through August 2002, or until the fuel cost is fully recovered, whichever is sooner. In March 2002, the PUCT issued an order approving the surcharge. The surcharge was implemented in the first billing cycle of April 2002 and was completed with the last billing cycle of August 2002.

     In September 2002, Entergy Gulf States filed an application with the PUCT for an interim surcharge to collect $53.9 million, including interest, of under-recovered fuel and purchased power expenses incurred from March 2001 through August 2002. Entergy Gulf States' application contains a request to implement the surcharge over a six-month period beginning January 2003. Certain parties have contested the request. The PUCT staff has recommended that the surcharge period occur over a twelve-month period instead of the six-month period requested. Hearings were held in October 2002. The schedule for the hearing still allows for the implementation to occur by the requested date. No assurance can be given as to the PUCT's decision with respect to the timing or amount of this request.

Filings with the LPSC

Annual  Earnings  Reviews   (Entergy  Corporation  and  Entergy  Gulf
States)

     In May 2001, Entergy Gulf States filed its eighth required post-merger earnings review with the LPSC. This filing is subject to review by the LPSC and may result in a change in rates. In April 2002, the LPSC staff filed testimony recommending a $16.5 million rate refund relating to a prior period and a $40.1 million prospective rate reduction. The prospective reduction includes a recommended reduction in the rate of return on common equity (ROE) to 10.1% that would not take effect until the later of June 2003 or the date of an LPSC order changing the ROE from the current 11.1%. Hearings were held in April 2002 and in August 2002. Entergy Gulf States is awaiting an ALJ recommendation.

      In May 2002, Entergy Gulf States filed its ninth and last required post-merger earnings analysis with the LPSC. The filing included an earnings review filing for the 2001 test year that resulted in a rate decrease of $11.5 million, which was implemented effective June 2002. The filing also contained a prospective revenue requirement study based on the 2001 test year seeking a prospective rate increase of approximately $21.7 million. Both components of the filing are subject to review by the LPSC and may result in changes in rates other than those sought in the filing. A procedural schedule has been adopted and hearings are scheduled for June 2003.

     In June 2002, an ALJ issued a proposed prospective recommendation to the LPSC with regard to issues raised in Entergy Gulf States' fifth annual post-merger earnings review. The ALJ recommended adoption of the LPSC Staff's position on most issues, including the recommendation that Entergy Gulf States' authorized ROE be set at 10.0%. However, due to a settlement agreement currently in effect, Entergy Gulf States' currently authorized ROE of 11.1% will remain in effect until the later of June 2003 or the date of an LPSC order changing the current ROE. Entergy Gulf States cannot predict the timing or outcome of this proceeding. A decision has not yet been rendered by the LPSC in the fifth earnings review.

Formula Rate Plan Filings (Entergy Corporation and Entergy Louisiana)

       In May 1997, Entergy Louisiana made its second annual performance-based formula rate plan filing with the LPSC for the 1996 test year. This filing resulted in a rate reduction of approximately $54.5 million, which was implemented in July 1997. At the same time, rates were reduced by an additional $0.7 million and by an additional $2.9 million effective March 1998. Upon completion of the hearing process in December 1998, the LPSC issued an order requiring an additional rate reduction and refund. The resulting amounts were not quantified, although they are expected to be immaterial. Entergy Louisiana appealed this order and obtained a preliminary injunction pending a final decision on appeal. The Louisiana Supreme Court rendered a non-unanimous decision in April 2002 affirming the LPSC's order. Entergy Louisiana has filed with the U.S. Supreme Court an application for writ of certiorari.

     In May 2000, Entergy Louisiana submitted its fifth annual performance-based formula rate plan filing for the 1999 test year. As a result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. In September 2001, the LPSC approved a settlement in which Entergy Louisiana agreed to increase to $28.2 million the total base rate reduction, effective August 2000. The additional rate reduction and the associated credit were implemented in September 2001. The settlement resolved all issues in the proceeding except for Entergy Louisiana's claim for an increase in its allowed ROE from 10.5% to 11.6%. A hearing to
address  the  ROE  issue  was held in March  2002.   This  issue  was
resolved in the June 2002 settlement between Entergy Louisiana and the LPSC discussed below.

     In April 2001, Entergy Louisiana submitted its sixth annual performance-based formula rate plan filing, which used a 2000 test year. The filing indicated that an immaterial base rate reduction might be appropriate. Subsequently, Entergy Louisiana agreed to implement a $3.4 million rate reduction effective August 2001. This stipulation resolved all issues relating to the 2000 test year, except issues relating to its return on common equity and the treatment of certain capacity costs in the formula rate plan process. These issues were addressed in a hearing in June 2002 and were resolved in the settlement discussed below.

      In June 2002, Entergy Louisiana and the LPSC Staff reached a settlement that resolved all remaining issues in the 2000 and 2001 formula rate plan proceedings. The LPSC approved the settlement in July 2002. Entergy Louisiana agreed to a $5 million rate reduction effective August 2001. The prospective rate reduction was
implemented  beginning  in  August  2002  and  the  refund  for   the
retroactive period occurred in September 2002. As part of the settlement, Entergy Louisiana's current rates, including its previously authorized ROE of 10.5%, remain in effect until changed pursuant to a new formula rate plan filing or a revenue requirement analysis to be filed by June 30, 2003.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

Formula Rate Plan Filings

      In March 2002, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 2001 test year. The submittal indicated that a $2.8 million rate increase was appropriate under the formula rate plan. In April 2002, the MPSC Staff and Entergy Mississippi entered into a stipulation, which the MPSC approved, that provided for an increase of $1.95 million effective in May 2002.

      In August 2002, Entergy Mississippi filed a rate case with the MPSC requesting a $68.8 million rate increase effective January 2003. Entergy Mississippi requested this increase as a result of capital investments and operation and maintenance expenditures necessary to replace and maintain aging electric facilities and to improve reliability and customer service. In October 2002, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation which would result in a $48.2 million rate increase and an ROE of 11.75%. The stipulation endorsed a new power management rider schedule designed to more efficiently collect capacity portions of purchased power costs. Also, the stipulation provides for improvements in the return on equity formula and more robust performance measures for Entergy Mississippi's formula rate plan. Entergy Mississippi will make its next formula rate plan filing during March 2004. A hearing before the MPSC is scheduled for December 2002. Under the Mississippi Public Utilities Act, the MPSC is required to issue its final order in this general rate proceeding by December 16, 2002.

Filings  with the City Council  (Entergy Corporation and Entergy  New
Orleans)

Retail Rate Filings

      In May 2002, Entergy New Orleans filed a cost of service study and revenue requirement filing with the City Council for the 2001 test year. The filing indicated that a revenue deficiency exists and that a $28.9 million electric rate increase and a $15.3 million gas rate increase are appropriate. Additionally, Entergy New Orleans has proposed a $6.0 million public benefit fund. The City Council has established a procedural schedule for consideration of the filing and hearings are scheduled to begin in April 2003. The procedural schedule provides for the City Council's decision with respect to Entergy New Orleans' filing by June 15, 2003.

Natural Gas

     In a resolution adopted in August 2001, the City Council ordered Entergy New Orleans to account for $36 million of certain natural gas costs charged to its gas distribution customers from July 1997 through May 2001. The resolution suggests that refunds may be due to the gas distribution customers if Entergy New Orleans cannot account satisfactorily for these costs. Entergy New Orleans filed a response to the City Council in September 2001, which is still being evaluated by the City Council. Entergy New Orleans has documented a full reconciliation for the natural gas costs during that period. The ultimate outcome of the proceeding cannot be predicted at this time.

Fuel Adjustment Clause Litigation

      In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

      Plaintiffs also filed this complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding in April 2000 and has been supplemented. The testimony, as supplemented, asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $100 million over a period of years. In June 2001, the City Council's advisors filed testimony on these issues in which they allege that Entergy New Orleans ratepayers may have been overcharged by more than $32 million, the vast majority of which is reflected in the plaintiffs' claim. However, it is not clear precisely what periods and damages are being alleged in the proceeding. Entergy intends to defend this matter vigorously, both in court and before the City Council. Hearings were held in February and March 2002. The parties have submitted post-hearing briefs and the matter has been submitted to the City Council for a decision. In October 2002, the plaintiffs filed a motion to re-open the evidentiary record, or in the alternative, a motion for a new trial seeking to re-open the record to accept certain testimony filed by the City Council advisors in a separate proceeding at the FERC. The ultimate outcome of the lawsuit and the City Council proceeding cannot be predicted at this time.

Purchased Power for Summer 2000, 2001, and 2002 (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      The domestic utility companies requested that the APSC, the LPSC, the MPSC, and the City Council approve the sale of power by Entergy Gulf States from its unregulated, undivided 30% interest in River Bend formerly owned by Cajun to the other domestic utility companies during the summer of 2000. These applications were approved subject to subsequent prudence reviews. In addition, Entergy Gulf States and Entergy Louisiana filed an application with the LPSC for authorization to purchase capacity and electric power from third parties for the summer of 2000, and filed a similar application for the summer of 2001. The LPSC approved these applications, with reservation of its rights to review the prudence of the purchases and the appropriate categorization of the costs as either capacity or energy charges for purposes of recovery.

      The LPSC reviewed the 2000 purchases and found that Entergy Louisiana's and Entergy Gulf States' costs were prudently incurred, but decided that approximately 34% of the costs should be categorized as capacity charges, and therefore should be recovered through base rates and not through the fuel adjustment clause. In November 2000, the LPSC ordered refunds of $11.1 million for Entergy Louisiana and $3.6 million for Entergy Gulf States, for which adequate provisions were made. In May 2001, the LPSC determined that 24% of Entergy Louisiana's and Entergy Gulf States' costs relating to summer 2001 purchases should be categorized as capacity charges, and has reviewed certain prudence issues related to the 2001 purchases. The prudence issues involve approximately $6 million of Entergy Louisiana costs and approximately $5 million of Entergy Gulf States costs. The LPSC has questioned in the prudence review the Entergy system's contract mix and raised issues relating to potential uprates at nuclear facilities. Hearings on those issues were conducted in May 2002 and briefs have been filed by the parties. Those costs that are categorized as capacity charges will be included in the costs of service used to determine the base rates of Entergy Louisiana and Entergy Gulf States. In 2001, these companies recorded a regulatory asset for the capacity charges incurred in both 2000 and 2001. The capacity charges for 2000 were amortized through May 2002 for Entergy Gulf States and through July 2002 for Entergy Louisiana. The capacity charges for 2001 are being amortized over a twelve-month period, which began in June 2002 for Entergy Gulf States and in August 2002 for Entergy Louisiana.

     In March 2002, Entergy Louisiana and Entergy Gulf States filed an application with the LPSC for the approval of capacity and energy purchases for the summer of 2002 similar to the applications filed for the summers of 2000 and 2001. Entergy Louisiana, Entergy Gulf States, and the LPSC Staff reached a settlement in which those parties agreed that 14% of Entergy Louisiana's and Entergy Gulf States' costs relating to summer 2002 purchases should be categorized as capacity charges. The LPSC approved the settlement at its July 2002 public meeting. Prudence issues relating to summer 2002 purchases were resolved in a settlement approved by the LPSC at its September 2002 open session. The settlement reserves the LPSC's right to reflect for the summer of 2002 the effect of any finding that may be made in the summer 2001 case, discussed above, regarding the prudence of decisions relating to potential uprates at nuclear facilities. No refunds were ordered and all other purchases were found to be prudent. Issues relating to the reasonableness of the long-term planning process were moved into a separate sub-docket. Issues relating to the need for and potential scope of that proceeding are currently under review.

System  Energy's 1995 Rate Proceeding  (Entergy Corporation,  Entergy
Arkansas,   Entergy  Louisiana,  Entergy  Mississippi,  Entergy   New
Orleans, and System Energy)

     As discussed in the Form 10-K, FERC denied requests for rehearing in the System Energy rate increase proceeding and the July 2000 order became final. System Energy made a compliance tariff filing in August 2001 and it was accepted by FERC in November 2001. System Energy made refunds to the domestic utility companies in December 2001. Entergy Arkansas refunded $54.3 million, including interest, through the issuance of refund checks in March 2002 as approved by the APSC. Entergy Mississippi refunded $14.8 million to its customers through credits to the Grand Gulf Riders. The credits began in October 2001 and occurred through September 2002. Entergy New Orleans refunded $27.0 million to its customers through the issuance of refund checks in the first quarter of 2002. Entergy Louisiana refunded $4.9 million, including interest, to its customers through a credit on the September 2002 bills as approved by the LPSC.


NOTE 3.  COMMON STOCK  (Entergy Corporation)

      The average number of common shares outstanding for the presentation of diluted earnings per share was greater by 3,339,872 and 3,154,478 shares for the three months ended September 30, 2002 and 2001, respectively, and 4,066,732 and 3,871,903 shares for the nine months ended September 30, 2002 and 2001, respectively, than the number of such shares for the presentation of basic earnings per share due to Entergy's stock option and other stock compensation plans discussed more thoroughly in Note 5 to the financial statements in the Form 10-K. The dilutive effect of the stock options on earnings per share for the three months ended September 30, 2002 and 2001 was $.02 for both periods. The dilutive effect of the stock options on earnings per share for the nine months ended September 30, 2002 and 2001 was $.04 and $.05, respectively.

      During the nine months ended September 30, 2002, Entergy Corporation repurchased 2,516,000 shares of common stock in the open market for an aggregate purchase price of approximately $103.6 million.

     During the nine months ended September 30, 2002, Entergy Corporation issued 4,046,894 shares of its previously repurchased common stock to satisfy stock option exercises.


NOTE 4.  LONG-TERM DEBT

(Entergy Corporation)

      As discussed in Note 7 to the financial statements in the Form 10-K, the Damhead Creek credit facility requires that the annual debt service coverage ratio be at least 1.05 to 1 for the previous 12 months at semi-annual dates commencing with June 30, 2002. Given the low electricity prices currently affecting the UK market, Damhead Creek would not have met the annual debt service coverage ratio test in respect of the 12 months ended June 30, 2002, but the lenders amended the facility so that the coverage ratio calculations would not commence until December 31, 2002. In addition, some of the Damhead Creek affiliates are technically insolvent since October 31, 2002, which has caused a default under the credit agreement. Damhead Creek has requested a waiver of this default from the lenders. Damhead Creek is currently in negotiations with the lenders to develop and implement a debt restructuring for the project prior to December 2002. If a debt restructuring agreement cannot be reached prior to December 31, 2002, EPDC may (1) sell its shares in the project to a third party, (2) transfer ownership of the project to the Damhead Creek bank syndicate or (3) ask the bank syndicate to appoint an administrative receiver to the project. There is no requirement for Entergy or EPDC to make additional capital contributions or provide credit support to Damhead Creek, even if there is an occurrence of an event of default. Neither Entergy nor EDPC will make additional capital contributions or provide credit support to Damhead Creek.

(Entergy Arkansas)

     On March 1, 2002, Entergy Arkansas retired, at maturity, $85 million of 7% Series First Mortgage Bonds with internally generated funds.

     On March 28, 2002, Entergy Arkansas issued $100 million of 6.70% Series First Mortgage Bonds due April 1, 2032. A portion of the net proceeds was used to satisfy the annual replacement fund requirement under the mortgage relating to the bonds by redeeming $85 million of 8.75% Series First Mortgage Bonds due March 1, 2026. The remaining net proceeds were used to replace a portion of the cash that was used to meet the maturity of the $85 million 7% Series First Mortgage Bonds retired on March 1, 2002 discussed above.

(Entergy Gulf States)

      On January 1, 2002, Entergy Gulf States retired, at maturity, $148 million of 8.21% Series First Mortgage Bonds with proceeds from $300 million of Floating Rate Series First Mortgage Bonds issued on August 22, 2001.

      On November 7, 2002, Entergy Gulf States issued $200 million of 5.2% Series First Mortgage Bonds due December 3, 2007. The proceeds will be used to retire, at maturity, or to redeem or repurchase prior to maturity, a portion of the $300 million Floating Rate Series First Mortgage Bonds due June 2, 2003.

(Entergy Louisiana)

      On January 1, 2002, Entergy Louisiana retired, at maturity, $23 million of 7.5% Series First Mortgage Bonds. On March 1, 2002, Entergy Louisiana retired, at maturity, $75 million of 5.80% Series First Mortgage Bonds.

     On  March  27,  2002, Entergy Louisiana issued $150  million  of
7.60% Series First Mortgage Bonds due April 1, 2032. A portion of the net proceeds was used to satisfy the annual replacement fund requirement under the mortgage relating to the bonds by redeeming $115 million of 8.75% Series First Mortgage Bonds due March 1, 2026. The remaining net proceeds will be used to reduce short-term debt that, among other things, was incurred to meet the maturities of the First Mortgage Bonds discussed above.

      On June 1, 2002, Entergy Louisiana remarketed $55 million St. Charles Parish Pollution Control Revenue Refunding Bonds due 2030, resetting the interest rate to 4.9% through May 31, 2005.

      On  July 1, 2002, Entergy Louisiana retired, at maturity, $56.4
million   of  7.74%  Series  First  Mortgage  Bonds  with  internally generated funds.

(Entergy Mississippi)

      On June 1, 2002, Entergy Mississippi retired, at maturity, $65 million of 6.875% Series First Mortgage Bonds with internally generated funds.

      On October 22, 2002, Entergy Mississippi issued $75 million of 6% Series First Mortgage Bonds due November 1, 2032. The net proceeds will be used to retire, at maturity, $70 million of 6.25% Series First Mortgage Bonds due February 1, 2003, and a portion of $120 million 7.75% Series First Mortgage Bonds due February 15, 2003.

(Entergy New Orleans)

      On October 18, 2002, Entergy New Orleans issued $25 million of 6.75% Series First Mortgage Bonds due October 15, 2017. The net proceeds will be used to redeem, prior to maturity, $25 million of 7% Series First Mortgage Bonds due March 1, 2003.

(System Energy)

     On September 24, 2002, System Energy issued $70 million of 4.875% Series First Mortgage Bonds due 2007. The net proceeds were used to redeem, on September 30, 2002, $70 million in principal amount of 8.25% Series First Mortgage Bonds that were scheduled to mature on October 1, 2002.


NOTE 5.  RETAINED EARNINGS  (Entergy Corporation)

      On October 25, 2002, Entergy Corporation's Board of Directors declared a common stock dividend of $0.35 per share, payable on December 1, 2002, to holders of record as of November 12, 2002.

NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      Entergy's reportable segments as of September 30, 2002 are domestic utility, domestic non-utility nuclear, and energy commodity services. "All Other" includes the parent company, Entergy Corporation, and other business activity, which is principally gains or losses on the sales of businesses and the earnings on the proceeds of those sales.

     Entergy's segment financial information for the three months ended September 30, 2002 and 2001 is as follows (in thousands):

                                    Domestic   Domestic Non-  Energy      All      Eliminations Consolidated
                                     Utility     Utility     Commodity  Other*
                                                 Nuclear*    Services*
2002
Operating Revenues                  $2,057,317     $347,220    $56,078    $8,780          ($520)  $2,468,875
Equity in earnings of
 unconsolidated equity affiliates            -            -     50,159         -              -       50,159
Income Taxes (Benefit)                 157,886       49,210     26,163    (4,581)             -      228,678
Net Income (Loss)                      249,625       73,097     48,283    (4,205)             -      366,800

2001
Operating Revenues                  $2,005,043     $203,783   $362,913    $5,970          ($820)  $2,576,889
Equity in earnings of
 unconsolidated equity affiliates            -            -     58,414         -              -       58,414
Income Taxes (Benefit)                 125,218       23,399     44,138    (7,455)             -      185,300
Net Income (Loss)                      228,523       34,636     67,241   (12,946)             -      317,454

      Entergy's segment financial information for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                   Domestic   Domestic Non-  Energy   All Other*   Eliminations Consolidated
                                    Utility     Utility     Commodity
                                                Nuclear*    Services*
2002
Operating Revenues                 $5,217,365     $923,187   $258,683     $30,593       ($3,539)  $6,426,289
Equity in earnings of
 unconsolidated equity affiliates           -            -    142,964           -             -      142,964
Income Taxes (Benefit)                359,798      111,120   (107,345)    (12,259)            -      351,314
Net Income (Loss)                     558,651      166,693   (169,083)    (14,860)            -      541,401
Total Assets                       20,174,890    4,405,919  2,388,982   1,057,669    (1,250,467)  26,776,993

2001
Operating Revenues                 $6,011,105     $533,199 $1,034,451     $26,450       ($3,054)  $7,602,151
Equity in earnings of
 unconsolidated equity affiliates           -            -    153,957           -             -      153,957
Income Taxes (Benefit)                325,951       65,642     78,706     (10,726)            -      459,573
Net Income (Loss)                     524,116       98,966    115,765     (14,940)            -      723,907
Total Assets                       20,597,897    3,367,953  2,210,727     878,371      (873,314)  26,181,634


Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

     Energy commodity services' net loss for the nine months ended September 30, 2002 includes net charges of $391.6 million to operating expenses ($254.2 million net of tax) to reflect the effect of Entergy's decision to discontinue additional EWO greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and the United Kingdom. The charges consist of the following:

     o as discussed in Note 1, $178.0 million of the charges is a provision for the net costs resulting from cancellation or sale of the turbines subject to purchase commitments with a special-purpose entity;
     o $167.5 million of the charges result from the write-off of
       EPDC's equity investment in the Damhead Creek project ($55.0 million) and the impairment of the values of the Warren Power power plant, the Crete project, and the RS Cogen project ($112.5 million combined). This portion of the charges reflects Entergy's estimate of the effects of reduced spark spreads in the United States and the United
       Kingdom.   These  estimates are based on  various  sources  of
       information, including discounted cash flow projections and current market prices;
     o $39.1 million of the charges relate to the restructuring of EWO, including impairments of EWO administrative fixed assets, estimated sublease losses, and employee-related costs for approximately 135 affected employees. These restructuring costs, which are included in the "Provision for turbine commitments, asset impairments and restructuring charges" in the accompanying consolidated statement of income as of September 30, 2002, were comprised of the following (in millions):

                              Restructuring  Paid in   Non-Cash   Remaining
                                  Costs       Cash     Portion     Accrual

Fixed asset impairments          $22.5          -       $22.5        -
Sublease losses                   10.7         $0.4        -        $10.3
Severance and related costs        5.9          2.5        -          3.4
                                 -----         ----     -----       -----
  Total                          $39.1         $2.9     $22.5       $13.7
                                 =====         ====     =====       =====

       Management   expects   the  restructuring   of   EWO   to   be
substantially complete by the end of 2002; and

     o $32.7 million of the charges result from the write-off of capitalized project development costs for projects that will not be completed.

The net charges include a gain of $25.7 million ($15.9 million net of tax) on the sale of EWO's interest in projects under development in Spain in August 2002.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS  (Entergy Corporation)

      As discussed in the Form 10-K, Entergy implemented SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" effective January 1, 2002. The implementation of SFAS 142 resulted in the cessation of Entergy's amortization of the remaining plant acquisition adjustment recorded in conjunction with its acquisition of Entergy Gulf States; this will increase Entergy's annual net income by approximately $16.3 million. The following table is a reconciliation of reported earnings applicable to common stock to earnings applicable to common stock without goodwill amortization for the three and nine months ended September 30, 2002 and 2001.

                                                       Three Months Ended   Nine Months Ended
                                                         2002      2001       2002      2001
                                                         (In Thousands, Except Share Data)
Reported earnings applicable to common stock           $360,876  $312,484   $523,605  $705,544
Add back:  Goodwill amortization                              -     4,066          -    12,199
                                                       --------  --------   --------  --------
Adjusted earnings applicable to common stock without
  goodwill amortization                                $360,876  $316,550   $523,605  $717,743
                                                       ========  ========   ========  ========
Basic earnings per average common share:
Reported earnings applicable to common stock              $1.61     $1.41      $2.34     $3.19
Goodwill amortization                                         -      0.02          -      0.06
                                                       --------  --------   --------  --------
Adjusted earnings applicable to common stock without
  goodwill amortization                                   $1.61     $1.43      $2.34     $3.25
                                                       ========  ========   ========  ========

Diluted earnings per average common share:
Reported earnings applicable to common stock              $1.59     $1.39      $2.30     $3.14
Goodwill amortization                                         -      0.02          -      0.05
                                                       --------  --------   --------  --------
Adjusted earnings applicable to common stock without
  goodwill amortization                                   $1.59     $1.41      $2.30     $3.19
                                                       ========  ========   ========  ========

NOTE 8.  ACQUISITIONS (Entergy Corporation)

      In July 2002, Entergy's domestic non-utility nuclear business acquired the 510 MW Vermont Yankee nuclear power plant located in Vernon, Vermont, from Vermont Yankee Nuclear Power Corporation (VYNPC). Entergy paid approximately $180 million in cash at the closing of the purchase and received the plant, nuclear fuel, inventories, and related real estate. As part of the Vermont Yankee purchase, VYNPC transferred a $310 million decommissioning trust fund, along with the liability to decommission Vermont Yankee, to Entergy. The acquisition included a 10-year power purchase agreement
(PPA) under which the former owners will buy the power produced by the plant. The PPA includes an adjustment clause where the prices specified in the PPA will be adjusted downward annually, beginning in 2006, if power market prices drop below the PPA prices.

      The acquisition was accounted for using the purchase method. The results of operations of Vermont Yankee subsequent to the purchase date have been included in Entergy's consolidated results of operations. The Vermont Yankee purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the purchase date. The allocation was based on preliminary information and the final allocation may differ, although management does not expect the difference to be material.

NOTE 9.  EQUITY METHOD INVESTMENTS  (Entergy Corporation)

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

     As discussed in Note 6 to the financial statements, in the first and second quarters of 2002, Entergy recorded a total impairment of $78.3 million against the book value of its investments in Crete Energy Ventures, LLC and RS Cogen LLC.

                 __________________________________

     In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.


Item 4. Controls and Procedures

      Within the 90-day period prior to the filing of this report, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the
Registrants'  disclosure  controls  and  procedures.   Based  on  the
evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of the evaluations, there were no significant changes in the Registrants' internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                ENTERGY CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

      See "PART I, Item 1, Other Regulation and Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy.

Murphy Oil Lawsuit (Entergy Corporation and Entergy Louisiana)

      Residents located near the Murphy Oil Refinery in Meraux, Louisiana filed several lawsuits in state court in St. Bernard Parish, Louisiana against Murphy Oil, Entergy Louisiana, and others for injuries they allegedly suffered as a result of an explosion at the refinery in June 1995. The lawsuits were consolidated and a class of plaintiffs was certified. Plaintiffs alleged, among other things, that an electrical fault at an Entergy Louisiana substation contributed to causing the explosion. Murphy Oil filed a cross-claim against Entergy Louisiana based on the same allegation, in which Murphy Oil seeks recovery of any damages it has paid to the plaintiffs. Claiborne P. Deming, who became a director of Entergy Corporation in 2002, is the President and Chief Executive Officer of Murphy Oil.

      Murphy Oil and other defendants settled with the plaintiffs for $8.8 million, but Entergy Louisiana did not participate in the settlement. Entergy Louisiana believes the claims against it are without merit and is vigorously defending itself. Entergy Louisiana also has insurance in place for claims of this type. A trial date for the remaining parties in the proceeding has been set for September 2003.

Franchise Fee Litigation  (Entergy Gulf States)

      See "Franchise Fee Litigation" in Item 1 of Part I of the Form 10-K for a discussion of the litigation with the City of Nederland. By agreement of the parties, an order abating the case has been entered.

Fiber Optic Cable Litigation (Entergy Corporation, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi)

     See  "Fiber Optic Cable Litigation" in Item 1 of Part I  of  the
Form 10-K for a discussion of the litigation pertaining to the alleged installment by defendants of fiber optic cable across plaintiffs' property without obtaining appropriate easements. In June 2002, a class action lawsuit was filed by two defendants in the United States District Court of the Northern District of Mississippi against Entergy Mississippi, purportedly on behalf of others similarly situated, alleging that Entergy Mississippi installed fiber optic cable across their property without obtaining the appropriate easement. The plaintiffs seek declaratory relief and an unspecified amount of damages, including punitive damages. Entergy Mississippi filed a motion to dismiss in September 2002, contending that it has no fiber optic cables attached to its facilities and has not authorized any party to place fiber optic facilities on or under its right of way on the property in question. Entergy Mississippi intends to vigorously defend the lawsuit. At this time, management cannot determine the specific amount of damages being sought.

Franchise Service Area Litigation  (Entergy Gulf States)

      See "Franchise Service Area Legislation" in Item 1 of Part I of the Form 10-K for a discussion of the litigation with Beaumont Power & Light (BP&L). In September 2002, the PUCT denied BP&L's application. BP&L did not file a timely motion for rehearing, and the proceeding has ended.

Ratepayer Lawsuits

(Entergy Corporation and Entergy Gulf States)

      See  "Entergy Gulf States Merger Savings Lawsuit" in Item 1  of
Part I of the Form 10-K for a discussion of the litigation filed by ratepayers against Entergy Gulf States and Entergy Corporation. The district court has denied Entergy Gulf States' and Entergy Corporation's motions to transfer venue and to dismiss or abate on the basis of the PUCT's jurisdiction over this matter. In September 2002, Entergy Gulf States and Entergy Corporation sought mandamus relief at the Ninth District Court of Appeals. Proceedings have been stayed in the district court pending the decision in the mandamus application.

(Entergy Louisiana)

     See "Vidalia Project Sub-Docket" in Item 1 of Part I of the Form 10-K for a discussion of the proceeding in which the LPSC was reviewing several issues related to the contract entered into by Entergy Louisiana to purchase energy generated by the Vidalia project. The LPSC has approved a settlement of the proceeding and has concluded the Vidalia project subdocket. The settlement is based on Entergy Louisiana sharing with Entergy Louisiana customers a portion of the benefits of a tax deduction that became available when Entergy Louisiana elected to mark the Vidalia contract to market for tax accounting purposes. The tax benefit sharing is described in more detail in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" under the heading "Entergy Louisiana Tax Accounting Election." Three of the issues listed in the Form 10-K disclosure as part of the proceeding are not addressed by the settlement, but there is no proceeding pending before the LPSC at this time to consider them. Those issues are: (i) the LPSC's jurisdiction over the Vidalia project; (ii) the appropriateness of Entergy Louisiana's recovery of 100% of the Vidalia contract costs from customers; and (iii) the appropriate regulatory treatment of the Vidalia contract in the event the LPSC approves implementation of retail competition.

(Entergy New Orleans)

      See  "Entergy New Orleans Rate of Return Lawsuit" in Item 1  of
Part I of the Form 10-K for a discussion of the litigation filed by ratepayers against Entergy New Orleans. The hearing scheduled for June 2002 was postponed and the proceeding has been continued without a proposed trial date.

Street Lighting Lawsuit (Entergy New Orleans)

     See "Street Lighting Lawsuit" in Item 1 of Part I of the Form 10-K for a discussion of the lawsuit filed by the City of New Orleans alleging that Entergy New Orleans breached its obligations to the City related to the provision of street lighting maintenance services. After mediation, the City dismissed its lawsuit with prejudice on October 28, 2002, and any amounts that might be owed by Entergy New Orleans will be determined by an independent third party audit. Management believes that Entergy New Orleans does not owe the City any net amount under the street lighting contract, and therefore does not expect to pay a significant amount to the City after the audit.


Item 5.  Other Information

Environmental Regulation  (Entergy Gulf States)

       The State of Louisiana is implementing emission control strategies to address continued ozone non-attainment status of areas in and around Baton Rouge, Louisiana. In March 2002, the LDEQ issued a final rule for control of NOx as part of the State Implementation Plan (SIP) to bring this area into attainment with the National Ambient Air Quality standards for ozone by 2005. In August 2002, the LDEQ issued a revision to this rule that is expected to lead to installation of new NOx control equipment at Entergy Gulf States generating units. The latest analyses indicate compliance costs at these units may be as much as $12 million in new capital spending. Most of the related expenditures would take place in 2003 and 2004. Cost estimates will be refined as engineering studies progress.
Entergy Gulf States will be required to obtain revised operating permits from the LDEQ and meet new, lower emission limits for NOx.

      In September 2002, the EPA approved revisions to the SIP that address NOx control. On October 2, 2002, the EPA then approved the entire ozone attainment demonstration SIP for the Baton Rouge area. In conjunction with this approval, the EPA also approved Louisiana's transport demonstration and extended the ozone attainment date to November 15, 2005, while retaining the area's current classification as a serious ozone non-attainment area. The EPA withdrew its previous rulemaking that determined non-attainment and reclassification of the Baton Rouge area. Additionally, the EPA found that the Baton Rouge ozone non-attainment area meets the reasonably available control measures requirements of the Clean Air Act; approved the State's enforceable commitment to submit revised emission budgets for the transportation sector; and approved an enforceable transportation control measure.

Wholesale  Rate  Matters   (Entergy Arkansas,  Entergy  Gulf  States,
Entergy  Louisiana,  Entergy Mississippi, Entergy  New  Orleans,  and
System Energy)

      As discussed in Part I, Item 1 of the Form 10-K, Entergy is involved in litigation before the FERC and the LPSC regarding
production    cost   equalization   under   the   System   Agreement.
Negotiations among the parties have not resolved the proceeding before the FERC, and that proceeding is now set for hearing commencing in June 2003. The case had been set for hearing in February 2003, and the extension of the trial date has also extended the refund effective date reported in the Form 10-K by 120 days. In the ex-parte proceeding commenced by the LPSC, the procedural schedule  has  now  been suspended through at  least  the  June  2003 expected hearing date in the FERC proceeding. The LPSC staff has filed testimony suggesting that the remedy for the alleged imprudence of Entergy Louisiana and Entergy Gulf States should be a reduction in allowed rate of return on common equity of 100 basis points.

Regional  Transmission  Organizations   (Entergy,  Entergy  Arkansas,
Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans)

     On June 27, 2002, a number of utilities in the southeastern United States, including the domestic utility companies, filed a petition for declaratory order with the FERC, seeking guidance on whether certain aspects of the proposed SeTrans RTO satisfied the FERC's RTO requirements. On October 11, 2002, FERC issued an order granting conditional approval of the central aspects of the SeTrans proposal, including the governance structure, the transmission pricing policy, the business model, and the selection process for the Independent System Administrator. The FERC order states that the FERC will not revisit findings made in the SeTrans docket if inconsistencies exist between those findings and the final rules issued in the standardized market design proceeding discussed immediately below. At the state level, cost-benefit studies of RTO participation have been ordered by the APSC and the LPSC, and the Southeast Association of Regulatory Utility Commissions (SEARUC) requested a cost-benefit study for the entire southeastern United States, including the SeTrans region. The SEARUC study was released on November 7, 2002 and is currently being analyzed by Entergy management. Both the FERC order and the SEARUC cost-benefit study will be discussed at the SeTrans Stakeholder Advisory Committee meeting scheduled for November 14, 2002.

FERC Notice of Proposed Rulemaking (Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     On July 31, 2002, FERC issued a notice of proposed rulemaking to establish a standardized transmission service and wholesale electric market design. The proposed rules would

     o establish a network access transmission service applicable to all transmission users;
     o require utilities to take the transmission component of bundled transmission service under an open access transmission tariff;
     o require transmission facilities to be operated by an independent transmission provider;
     o require that the independent transmission provider administer the day-ahead and real-time energy and ancillary services markets;
     o establish an access charge for embedded transmission costs;
     o use location marginal pricing for transmission congestion management and provide tradable congestion revenue rights;
     o establish open imbalance energy markets;
     o establish procedures to mitigate market power in the day-ahead and real-time markets
     o require under certain conditions that generation owners submit offers to supply energy at prices that do not exceed specified price ceilings; and
     o establish procedures to assure adequate transmission, generation and demand-side resources.

Comments on certain aspects of the proposed rule are due by mid-November 2002, with comments due on the remaining issues in January 2003. Reply comments on all issues are due in February 2003. Several technical conferences are scheduled for November and December 2002. Some of the retail regulators in Entergy's service territory have publicly expressed opposition to the proposed rulemaking. Management is in the process of evaluating this complex and lengthy proposal.

Generating Capacity (Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      As discussed in Part I of the Form 10-K, the domestic utility companies have met summer capacity needs by contracting for up to 3,000 MW of short-term purchased power. In September 2002, Entergy Louisiana and Entergy Gulf States made an informational filing with the LPSC containing a draft request for proposal for supply-side resources. The final request for proposal was issued on November 1, 2002 by Entergy Services on behalf of the domestic utility companies. The request for proposal seeks to meet both Entergy's summer 2003 and longer term reliability needs through a broad range of wholesale power products, including short and long-term contractual products and possibly asset acquisitions. The request for proposals contains a timeline for both short and long-term proposals that would enable Entergy to enter into definitive agreements with winning bidders for a portion of the summer capacity by the end of the first quarter 2003. Additional procurements will be made in early 2003 enabling Entergy to sign definitive agreements in time to cover summer capacity requirements.

Sarbanes-Oxley   Act   and  Other  Corporate   Governance   Standards
(Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     In response to recent corporate collapses resulting from accounting irregularities and perceived failures of ethics and controls, the U.S. Congress passed the Sarbanes-Oxley Act on July 25, 2002. President Bush signed the Act on July 30, 2002. The stated purpose of the Act is to increase the reliability and accuracy of corporate reporting and accounting and audit practices and to ensure the independence of securities analyst advice and recommendations. The Act purports to strengthen accounting oversight and corporate accountability by enhancing disclosure requirements, increasing accounting and auditor regulation, creating new federal crimes and increasing penalties for existing federal crimes. In addition, on August 1, 2002, the New York Stock Exchange adopted, subject to approval by the Securities and Exchange Commission, new standards and changes in corporate governance and practices for companies whose securities are listed on that exchange. Management and the Board are reviewing the new law and regulations as they are issued, and Entergy is adopting new policies or procedures necessary to comply with the new law and regulations as their various provisions become effective.

Entergy Corporation and Entergy Gulf States Merger

     See "Entergy Corporation and Entergy Gulf States Merger" in Part I, Item 1 of the Form 10-K for a discussion of the appeal to the D.C. Circuit by the APSC, Arkansas Cities and Cooperatives, Arkansas Electric Energy Consumers, the MPSC, and the State of Mississippi of the FERC's approval of the merger of Entergy Corporation and Gulf States Utilities. In May 2002 the D.C. Circuit denied the petitions for review, thereby upholding the FERC's decision approving the merger.

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                       Ratios of Earnings to Fixed Charges
                               Twelve Months Ended
                               December 31,             September 30,
                       1997  1998   1999   2000   2001      2002

Entergy Arkansas       2.54  2.63   2.08   3.01   3.29      2.75
Entergy Gulf States    1.42  1.40   2.18   2.60   2.36      2.57
Entergy Louisiana      2.74  3.18   3.48   3.33   2.76      3.08
Entergy Mississippi    2.98  3.12   2.44   2.33   2.14      2.50
Entergy New Orleans    2.70  2.65   3.00   2.66   (b)       1.10
System Energy          2.31  2.52   1.90   2.41   2.12      3.26

                            Ratios of Earnings to Combined Fixed Charges
                                   and Preferred Dividends
                                     Twelve Months Ended
                                   December 31,              September 30,
                          1997  1998    1999    2000   2001       2002

Entergy Arkansas          2.24  2.28    1.80    2.70   2.99       2.49
Entergy Gulf States (a)   1.23  1.20    1.86    2.39   2.21       2.39
Entergy Louisiana         2.36  2.75    3.09    2.93   2.51       2.81
Entergy Mississippi       2.69  2.80    2.18    2.09   1.96       2.25
Entergy New Orleans       2.44  2.41    2.74    2.43   (b)         (c)

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock for the twelve months ended December 31, 1997, 1998, and 1999.
(b) Earnings for the twelve months ended December 31, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.
(c) Earnings for the twelve months ended September 30, 2002, for Entergy New Orleans were not adequate to cover combined fixed charges and preferred dividends by $.5 million.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

**  4(a) -   Twenty-second  Supplemental  Indenture,   dated   as   of
             September 1, 2002, to System Energy's Mortgage and Deed of Trust, dated as of June 15, 1977 (filed as Exhibit A-
             2(a) to Rule 24 Certificate dated October 4, 2002 in File
             No. 70-9753).

    4(b) - Tenth Supplemental Indenture, dated as of October 1, 2002, to Entergy New Orleans' Mortgage and Deed of Trust, dated as of May 1, 1987.

**  4(c) -   Seventeenth Supplemental Indenture, dated as  of  October
             1,  2002, to Entergy Mississippi's Mortgage and  Deed  of
             Trust, dated as of February 1, 1988 (filed as Exhibit  A-
             2(b)  to  Rule 24 Certificate dated October 31,  2002  in
             File No. 70-9757).

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

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2002, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2002.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy Corporation

           A Current Report on Form 8-K, dated July 8, 2002, was filed with the SEC on July 8, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated July 30, 2002, was filed with the SEC on July 30, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation, Entergy Arkansas, Entergy Gulf States,
     Entergy   Louisiana,  Entergy  Mississippi,   Entergy   New
     Orleans, and System Energy

           A Current Report on Form 8-K, dated August 12, 2002, was filed with the SEC on August 12, 2002, reporting information under Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated August 13, 2002, was filed with the SEC on August 13, 2002, reporting information under Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated September 4, 2002, was filed with the SEC on September 4, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated September 18, 2002, was filed with the SEC on September 18, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated October 7, 2002, was filed with the SEC on October 7, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Mississippi

           A Current Report on Form 8-K, dated October 16, 2002, was filed with the SEC on October 18, 2002, reporting information under Item 5. "Other Events and Regulation FD Disclosure" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation

           A Current Report on Form 8-K, dated October 18, 2002, was filed with the SEC on October 18, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated October 22, 2002, was filed with the SEC on October 22, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Corporation

           A Current Report on Form 8-K, dated October 30, 2002, was filed with the SEC on October 30, 2002, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

     Entergy Arkansas

           A Current Report on Form 8-K, dated November 1, 2002, was filed with the SEC on November 4, 2002, reporting information under Item 5. "Other Events and Regulation FD Disclosure" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".


     Entergy Arkansas

           A Current Report on Form 8-K, dated November 6, 2002, was filed with the SEC on November 8, 2002, reporting information under Item 5. "Other Events and Regulation FD Disclosure" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

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


Date:     November 11, 2002

                           CERTIFICATIONS

     I, J. Wayne Leonard, certify that:

1.   I  have reviewed this quarterly report on Form 10-Q of  Entergy
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management
     or   other  employees  who  have  a  significant  role  in   the
     registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                   /s/ J. Wayne Leonard
                                      J. Wayne Leonard
                                   Chief Executive Officer,
                                    Entergy Corporation

Date:     November 11, 2002

                           CERTIFICATIONS

     I, C. John Wilder, certify that:

1. I have reviewed these quarterly reports on Form 10-Q of Entergy Corporation and System Energy Resources, Inc.;

2. Based on my knowledge, these quarterly reports do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by these quarterly reports;

3. Based on my knowledge, the financial statements, and other financial information included in these quarterly reports, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in these quarterly reports;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management
     or   other  employees  who  have  a  significant  role  in   the
     registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in these quarterly reports whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                               /s/ C. John Wilder
                                C. John Wilder
                       Executive Vice President and Chief Financial Officer, Entergy Corporation, System Energy Resources, Inc.

Date:     November 11, 2002

                           CERTIFICATIONS

     I, Hugh T. McDonald, certify that:

1.   I  have reviewed this quarterly report on Form 10-Q of  Entergy
     Arkansas, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management
     or   other  employees  who  have  a  significant  role  in   the
     registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                   /s/ Hugh T. McDonald
                                      Hugh T. McDonald
                           Chairman, President, and Chief Executive Officer,
                                   Entergy Arkansas, Inc.

Date:     November 11, 2002

                           CERTIFICATIONS

     I, Joseph F. Domino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entergy Gulf States, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management
     or   other  employees  who  have  a  significant  role  in   the
     registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                   /s/ Joseph F. Domino
                                    Joseph F. Domino
                        Chairman, President and Chief Executive Officer,
                              Texas of Entergy Gulf States, Inc.


Date:     November 11, 2002

                           CERTIFICATIONS

     I, E. Renae Conley, certify that:

1. I have reviewed these quarterly reports on Form 10-Q of Entergy Gulf States, Inc. and Entergy Louisiana, Inc.;

2. Based on my knowledge, these quarterly reports do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by these quarterly reports;

3. Based on my knowledge, the financial statements, and other financial information included in these quarterly reports, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in these quarterly reports;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management
     or   other  employees  who  have  a  significant  role  in   the
     registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in these quarterly reports whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   /s/ E. Renae Conley
                                     E. Renae Conley
                       Chairman, President, and Chief Executive Officer of
                     Entergy Louisiana, Inc.; President and Chief Executive
                          Officer- Louisiana of Entergy Gulf States, Inc.


Date:     November 11, 2002

                           CERTIFICATIONS

     I, Carolyn C. Shanks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entergy Mississippi, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management
     or   other  employees  who  have  a  significant  role  in   the
     registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                   /s/ Carolyn C. Shanks
                                      Carolyn C. Shanks
                            Chairman, President, and Chief Executive Officer,
                                   Entergy Mississippi, Inc.

Date:     November 11, 2002

                           CERTIFICATIONS

     I, Daniel F. Packer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entergy New Orleans, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management
     or   other  employees  who  have  a  significant  role  in   the
     registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                   /s/ Daniel F. Packer
                                      Daniel F. Packer
                          Chairman, President, and Chief Executive Officer,
                                     Entergy New Orleans, Inc.

Date:     November 11, 2002

                           CERTIFICATIONS

     I, Jerry W. Yelverton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of System Energy Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management
     or   other  employees  who  have  a  significant  role  in   the
     registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                   /s/ Jerry W. Yelverton
                                      Jerry W. Yelverton
                        Chairman, President, and Chief Executive Officer,
                                    System Energy Resources, Inc.

Date:     November 11, 2002

                           CERTIFICATIONS

     I, Theodore H. Bunting, Jr., certify that:

1. I have reviewed these quarterly reports on Form 10-Q of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., and Entergy New Orleans, Inc.;

2. Based on my knowledge, these quarterly reports do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by these quarterly reports;

3. Based on my knowledge, the financial statements, and other financial information included in these quarterly reports, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in these quarterly reports;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management
     or   other  employees  who  have  a  significant  role  in   the
     registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in these quarterly reports whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                               /s/ Theodore H. Bunting, Jr.
                                   Theodore H. Bunting, Jr.
                          Vice President and Chief Financial Officer,
                      Entergy Arkansas, Inc., Entergy Gulf States, Inc.,
                      Entergy Louisiana, Inc., Entergy Mississippi, Inc.,
                                Entergy New Orleans, Inc.

Date:     November 11, 2002