Form 10-Q
period 2003-03-31
SYSTEM ENERGY RESOURCES INC; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; ENTERGY CORP /DE/
filed 2003-05-09
CIK 202584, 7323, 44570, 60527, 66901, 71508, 65984

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.

1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000	72-1229752

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue, 40th Floor Little Rock, Arkansas 72201 Telephone (501) 377-4000	71-0005900

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631	74-0662730

1-8474	ENTERGY LOUISIANA, INC. (a Louisiana corporation) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 840-2734	72-0245590

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000	64-0205830

0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 505 New Orleans, Louisiana 70112 Telephone (504) 670-3674	72-0273040

1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000	72-0752777

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

	Yes	No
Entergy Corporation Entergy Arkansas, Inc. Entergy Gulf States, Inc. Entergy Louisiana, Inc. Entergy Mississippi, Inc. Entergy New Orleans, Inc. System Energy Resources, Inc.	Ö	Ö Ö Ö Ö Ö Ö

Common Stock Outstanding		Outstanding at April 30, 2003
Entergy Corporation	($0.01 par value)	225,788,578

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2002, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2003

                                                                                                                                                                             Page Number
Definitions	1
Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis
Results of Operations	4
Liquidity and Capital Resources	6
Significant Factors and Known Trends	8
Critical Accounting Estimates	9
Consolidated Statements of Operations	11
Consolidated Statements of Cash Flows	12
Consolidated Balance Sheets	14
Consolidated Statements of Retained Earnings, Comprehensive Income (Loss), and Paid-In Capital	16
Selected Operating Results	17
Notes to Consolidated Financial Statements	18
Entergy Arkansas, Inc.
Management's Financial Discussion and Analysis
Results of Operations	26
Liquidity and Capital Resources	27
Significant Factors and Known Trends	28
Critical Accounting Estimates	28
Income Statements	29
Statements of Cash Flows	31
Balance Sheets	32
Selected Operating Results	34
Entergy Gulf States, Inc.
Management's Financial Discussion and Analysis
Results of Operations	35
Liquidity and Capital Resources	36
Significant Factors and Known Trends	37
Critical Accounting Estimates	37
Income Statements	38
Statements of Cash Flows	39
Balance Sheets	40
Statements of Retained Earnings and Comprehensive Income	42
Selected Operating Results	43
Entergy Louisiana, Inc.
Management's Financial Discussion and Analysis
Results of Operations	44
Liquidity and Capital Resources	44
Significant Factors and Known Trends	45
Critical Accounting Estimates	45
Income Statements	46
Statements of Cash Flows	47
Balance Sheets	48
Selected Operating Results	50
Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis
Results of Operations	51
Liquidity and Capital Resources	52
Significant Factors and Known Trends	53
Critical Accounting Estimates	53
Income Statements	54
Statements of Cash Flows	55

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2003

                                                                                                                                                                           Page Number
Balance Sheets	56
Selected Operating Results	58
Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis
Results of Operations	59
Liquidity and Capital Resources	59
Significant Factors and Known Trends	60
Critical Accounting Estimates	60
Statements of Operations	61
Statements of Cash Flows	63
Balance Sheets	64
Selected Operating Results	66
System Energy Resources, Inc.
Management's Financial Discussion and Analysis
Results of Operations	67
Liquidity and Capital Resources	67
Significant Factors and Known Trends	68
Critical Accounting Estimates	68
Income Statements	69
Statements of Cash Flows	71
Balance Sheets	72
Notes to Respective Financial Statements	74
Item 4. Controls and Procedures	79
Part II. Other Information
Item 1. Legal Proceedings	80
Item 5. Other Information	80
Item 6. Exhibits and Reports on Form 8-K	83
Signature	86
Certifications	87

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
Damhead Creek

800 MW (gas) combined cycle electric generating facility that entered commercial operations in the first quarter of 2001, located in the United Kingdom, and wholly-owned by an indirect subsidiary of EPDC

DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
electricity marketed	Total physical GWh volumes marketed by Entergy-Koch in the U.S. during the period
electricity volatility	Measure of price fluctuation over time using standard deviation of daily price differences for into-Entergy and into-Cinergy power prices for the upcoming month
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Arkansas	Entergy Arkansas, Inc.
Entergy Gulf States	Entergy Gulf States, Inc., including its wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil & Gas, Inc., and Southern Gulf Railway Company
Entergy-Koch	Entergy-Koch, L.P., a joint venture equally owned by Entergy and Koch Industries, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy New Orleans	Entergy New Orleans, Inc.
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick nuclear power plant, 825 MW facility located near Oswego, New York, purchased in November 2000 from NYPA by Entergy's domestic Non-Utility Nuclear business
Form 10-K

The combined Annual Report on Form 10-K for the year ended December 31, 2002 of Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

DEFINITIONS (Continued)

Abbreviation or Acronym                                                              Term
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

DEFINITIONS (Concluded)

Abbreviation or Acronym                                                              Term
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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Entergy's consolidated earnings (loss) applicable to common stock for the three months ended March 31, 2003 and 2002 were as follows:

Entergy's income (loss) before taxes is discussed below according to the operating segments listed above. Earnings for 2003 include the $142.9 million net-of-tax cumulative effect of a change in accounting principle that increased earnings in the first quarter of 2003, almost entirely resulting from implementation of SFAS 143. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. The loss in the first quarter of 2002 includes the $260.9 million net-of-tax charge discussed below in the Energy Commodity Services segment. See Note 6 to the consolidated financial statements for further discussion of Entergy's operating segments and their financial results in the first quarter of 2003.

Refer to SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES for further information with respect to operating statistics.

U.S. Utility

The increase in earnings for the U.S. Utility in the first quarter of 2003 compared to the first quarter of 2002 from $102.3 million to $107.8 million was primarily due to an increase in operating income, partially offset by the $21.3 million net-of-tax cumulative effect of a change in accounting principle that reduced earnings at Entergy Gulf States in the first quarter of 2003 upon implementation of SFAS 143. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143.

Operating Income

Operating income increased by $34.8 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to:

    an increase of $28.4 million in revenue from billed sales primarily due to increased electricity usage of 793 GWh in the residential and commercial sectors;
    an increase of $11.0 million in revenue from unbilled sales primarily due to an increase in the price applied to unbilled sales; and
    a decrease in other operation and maintenance expenses of $4.9 million primarily due to lower outage costs at certain fossil plants.

Partially offsetting these increases in operating income was an increase of $8.3 million in depreciation and amortization expenses primarily due to an increase in plant in service.

Fuel recovery mechanisms at the domestic utility companies generally provide for the deferral of fuel and purchased power costs above the amounts included in existing rates. Operating revenues for the first quarter of 2003 include an increase in fuel cost recovery revenue of $141.9 million and $33.9 million related to electric sales and gas sales, respectively, primarily due to higher fuel recovery resulting from increases in the market prices of natural gas and purchased power in 2003. As such, the fuel recovery increase is offset by increased fuel and purchased power expenses.

Non-Utility Nuclear

Following are key performance measures for Non-Utility Nuclear during the first quarters of 2003 and 2002:

	2003	2002
Net MW in operation at March 31	3,955	3,445
Generation in GWh for the quarter	8,093	7,509
Capacity factor for the quarter	93.7%	100.3%

The increase in earnings in the first quarter of 2003 compared to the first quarter of 2002 for Non-Utility Nuclear from $40.1 million to $197.0 million was primarily due to the $160.3 million net-of-tax cumulative effect of a change in accounting principle recognized in the first quarter of 2003 upon implementation of SFAS 143. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. Income before the cumulative effect of accounting change decreased by $3.4 million. The lower capacity factor and increased nuclear outage expenses caused the decrease. The decrease was mostly offset by the ongoing effect of SFAS 143 implementation lowering both depreciation of adjusted plant costs and accretion of decommissioning liabilities, and by inclusion of earnings from Vermont Yankee, acquired in July 2002.

Energy Commodity Services

The increase in earnings for Energy Commodity Services in the first quarter of 2003 compared to the first quarter of 2002 from a $215.1 million loss to $93.8 million in earnings was primarily due to the $401.4 million ($260.9 million net-of-tax) charge recorded in the first quarter of 2002 to reflect the effect of Entergy's decision to discontinue additional greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and United Kingdom. The charge consisted of the following:

    The power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. $216.2 million of the charge was a provision for the net costs resulting from cancellation or sale of the turbines subject to purchase commitments with the special-purpose entity;
    $152.5 million of the charge resulted from the write-off of the equity investment in the Damhead Creek project and the impairment of the values of the Warren Power power plant and the Crete project. This portion of the charge reflected Entergy's estimate of the effects of reduced spark spreads in the United States and the United Kingdom; and
    $32.7 million of the charge resulted from the write-off of capitalized project development costs for projects that would not be completed.

Also contributing to the increase in earnings were higher earnings from Entergy's investment in Entergy-Koch. As discussed in the Form 10-K, Entergy accounts for its 50% share in Entergy-Koch under the equity method of accounting. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. The partnership agreement currently allocates profits on a disproportionate basis. Substantially all of Entergy-Koch's profits were allocated to Entergy in the first quarters of 2003 and 2002. The income from Entergy's investment in Entergy-Koch was $53.0 million higher in the first quarter of 2003 compared to the first quarter of 2002 primarily as a result of higher earnings at Entergy-Koch Trading (EKT). EKT's favorable results in 2003 were driven largely by higher volatility and execution of EKT's trading strategy based on its point-of-view analyses in gas and electricity. Lower earnings from Gulf South Pipeline partially offset the increase in earnings for EKT, which resulted from lower throughput and an increase in production cost. Following are key performance measures for Entergy-Koch's operations for the first quarters of 2003 and 2002:

	2003	2002
Entergy-Koch Trading
Gas volatility	91%	79%
Electricity volatility	86%	39%
Gas marketed (BCF/D) (1)	7.8	5.6
Electricity marketed (GWh) (1)	123,480	86,092
Gain/loss days	1.3	2.1
Gulf South Pipeline
Throughput (BCF/D)	2.20	2.66
Production cost ($/MMBtu)	$0.113	$0.077

    Previously reported volumes, which included only U.S. trading, have been adjusted to reflect both U.S. and Europe volumes traded.

Revenues for Energy Commodity Services decreased by $94.4 million primarily due to the sale of Damhead Creek in December 2002.  The decrease had a minimal effect on earnings because of a corresponding reduction in the expenses associated with owning and operating the plant.

Income Taxes

The effective income tax rates for the first quarters of 2003 and 2002 were 38.0% and 26.2%, respectively. The difference in the effective income tax rate in 2002 versus the federal statutory rate of 35.0% is primarily due to the 2002 pre-tax loss decreasing the effect of flow-through and permanent differences.

Liquidity and Capital Resources

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital.

As discussed in the Form 10-K, Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each has a 364-day credit facility that expires in May 2003. In April 2003, Entergy Arkansas renewed its credit facility in the same amount, $63 million, until April 2004. Entergy Louisiana and Entergy Mississippi expect that each of their facilities will be renewed in their current amounts prior to expiration. Entergy Corporation has bank commitments for participation in its facility sufficient to renew it for its current amount of $1.45 billion, and expects to renew the revolver in that amount. $515 million was outstanding on the revolver as of March 31, 2003.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
	(in millions)
Cash and cash equivalents at beginning of period	$ 1,335	$ 752

Cash flow provided by (used in):
Operating activities	51	354
Investing activities	(610)	(47)
Financing activities	(398)	(296)
Net increase (decrease) in cash and cash equivalents	(958)	11

Cash and cash equivalents at end of period	$ 377	$ 763

Operating Cash Flow Activity

Entergy's cash flow provided by operating activities decreased by $303 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to:

    The U.S. Utility provided $99 million in operating cash flow, compared to providing $336 million in the first quarter of 2002. The decrease primarily resulted from higher payments for fuel during the period, which significantly increased the amount of deferred fuel costs. Management expects that the deferred fuel costs will be recovered through regulatory recovery mechanisms currently in place.
    The non-nuclear wholesale asset business used $49 million in operating cash flow in 2003 compared to using $9 million in the first quarter of 2002. The increase in cash used primarily resulted from a one-time $33 million payment related to a gas services and generation contract in the non-nuclear wholesale assets business.

Investing Activities

Net cash used in investing activities increased by $563 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the following:

    System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit with new three-year letters of credit totaling approximately $198 million that are backed by cash collateral. System Energy used approximately $193 million in March 2003 to provide this cash collateral.
    Temporary investments of $150 million with a maturity of greater than 90 days matured in 2002, which provided cash flow in the first quarter of 2002.
    The Non-Utility Nuclear segment purchased $69 million more nuclear fuel in 2003 than in the first quarter 2002 to provide for refueling outages.
    Entergy Gulf States had $42 million of other regulatory investments in 2003 as a result of fuel-cost under-recoveries. See Note 1 to the consolidated financial statements in the Form 10-K for discussion of the accounting treatment of these fuel cost under-recoveries.

Financing Activities

Financing activities used $102 million more cash in the first quarter of 2003 than in the first quarter of 2002 primarily due to:

    Retirements of long-term debt net of issuances by the U.S. Utility segment used $181 million more cash in 2003 than in 2002. Net retirements were $519 million in 2003 compared to $338 million in 2002. As discussed in the Form 10-K, the majority of the net retirements in 2003 were made from cash held at December 31, 2002 that was provided by debt issued in the fourth quarter of 2002 to meet 2003 maturities. See Note 4 to the consolidated financial statements for the details of the long-term debt activity in the first quarter of 2003.
    The non-nuclear wholesale asset business retired the $79 million Top of Iowa wind project debt at its maturity in January 2003.

The increase in cash used in financing activities was partially offset by Entergy Corporation issuing $158 million of long-term notes in March 2003.

Entergy has $503 million of long-term debt that matures during the remainder of 2003, of which $416 million is in the U.S. Utility segment and $87 million is in the Non-Utility Nuclear segment. Management expects to meet $150 million of the U.S. Utility maturities and all of the Non-Utility Nuclear maturity with cash, and expects to refinance the remainder. In May 2003, Entergy Arkansas issued $150 million of first mortgage bonds with a maturity of 15 years and expects to use the proceeds to repay short-term indebtedness and to meet most of a $155 million October 2003 maturity.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation and fuel-cost recovery, market and credit risks, utility restructuring and nuclear matters. The following are updates to the Form 10-K.

Rate Regulation

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003 the LPSC staff filed testimony in which it recommends that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million. Hearings are scheduled for October 2003.

Market and Credit Risks

Commodity Price Risk

Marketing and Trading

As discussed in the Form 10-K, EKT uses value-at-risk models as one measure of the market risk of a loss in fair value for EKT's natural gas and power trading portfolio. EKT's value-at-risk measures, which it calls Daily Earnings at Risk (DE@R), for its trading portfolio were as follows (using a 97.5% confidence level):

	March 31, 2003	December 31, 2002	March 31, 2002	December 31, 2001

DE@R at end of period	$16.3 million	$15.2 million	$9.5 million	$5.5 million
Average DE@R for the year-to-date period	$19.5 million	$10.8 million	$7.7 million	$6.4 million

The higher DE@R level in the first quarter 2003 was primarily due to higher volatility.

Following are EKT's mark-to-market assets (liabilities) and the period within which the assets (liabilities) would be realized (paid) in cash if they are held to maturity and market prices are unchanged:

Maturities and Sources for Fair Value of Trading Contracts at December 31, 2002	2003	2004	2005-2006	Total
		(In Millions)

Prices actively quoted	$88.7	$29.7	($25.5)	$92.9
Prices provided by other sources	28.0	1.8	0.8	30.6
Prices based on models	5.4	0.2	0.7	6.3
Total	$122.1	$31.7	($24.0)	$129.8

As of March 31, 2003, 94% of EKT's counterparty credit exposure was associated with parties that have at least investment grade credit ratings.

Following is a roll-forward of the change in the fair value of EKT's mark-to-market contracts during the first quarter of 2003 (in millions):

2003

Fair value of contracts at December 31, 2002	$90.9
Fair value of contracts settled during the period	(246.7)
Initial recorded value of new contracts entered into during the period	0.6
Net option premiums received during the period	37.4
Change in fair value of contracts attributable to market movements during the period	247.6
Net change in contracts outstanding during the period	38.9
Fair value of contracts at March 31, 2003	$129.8

Utility Restructuring

Transmission

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends, Transmission" in the Form 10-K for discussion of the proposed SeTrans RTO. At this time, management does not expect the proposed SeTrans RTO to become operational before mid-2005.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends, Nuclear Matters" in the Form 10-K for discussion of various issues related to Entergy owning and operating nuclear power plants, and in particular the Indian Point units. Regarding FEMA's February 2003 report, and FEMA possibly reevaluating its decision not to provide "reasonable assurance" regarding Indian Point's radiological emergency measures, Entergy is working with New York state and county officials to satisfy FEMA's request for information. FEMA Region II recently announced that it is preparing a recommendation for FEMA headquarters, after its radiological emergency planning staff completes its review of all available documents. The timing of completion of the recommendation is uncertain at this time.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, impairment of long-lived assets, mark-to-market derivative instruments, pension and other postretirement costs, and other contingencies. The following is an update to the Form 10-K.

SFAS 143

As discussed in the Form 10-K, Entergy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Implementation had the following effect on Entergy's financial statements:

    The net effect of implementing this standard for the rate-regulated portion of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Assets and liabilities increased approximately $1.1 billion for the domestic utility companies and System Energy as a result of increasing the asset retirement obligations by $1.1 billion to their fair values as determined under SFAS 143, increasing utility plant by $288 million, reducing accumulated depreciation by $361 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change.
    For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in a decrease in liabilities of approximately $520 million due to reductions in decommissioning liabilities, a decrease in assets of approximately $360 million, including a decrease in electric plant in service of $336 million, and an increase in earnings of approximately $160 million ($0.70 per share) as a result of a one-time cumulative effect of accounting change.

Also Entergy expects 2003 earnings for the Non-Utility Nuclear business to increase by approximately $15 million after-tax because of the change in accretion of the decommissioning liability and depreciation of the adjusted plant costs. This effect will gradually decrease over future years as the accretion of the liability increases. Management expects SFAS 143 implementation to have a minimal effect on ongoing earnings for the U.S. Utility business.

(Page left blank intentionally)

                 ENTERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Months Ended March 31, 2003 and 2002
                               (Unaudited)

                                                                    2003          2002
                                                             (In Thousands, Except Share Data)

                    OPERATING REVENUES
Domestic electric                                                 $1,601,738     $1,401,009
Natural gas                                                           80,238         46,377
Competitive businesses                                               355,747        413,448
                                                                  ----------     ----------
TOTAL                                                              2,037,723      1,860,834
                                                                  ----------     ----------

                    OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                        388,040        468,861
   Purchased power                                                   368,699        169,486
   Nuclear refueling outage expenses                                  38,892         25,187
   Provision for turbine commitments, asset impairments
     and restructuring charges                                        (7,743)       401,373
   Other operation and maintenance                                   524,898        524,352
Decommissioning                                                       37,498         18,188
Taxes other than income taxes                                         97,737        102,370
Depreciation and amortization                                        211,046        205,124
Other regulatory charges - net                                        15,253          1,563
                                                                  ----------     ----------
TOTAL                                                              1,674,320      1,916,504
                                                                  ----------     ----------

OPERATING INCOME (LOSS)                                              363,403        (55,670)
                                                                  ----------     ----------

                       OTHER INCOME
Allowance for equity funds used during construction                    7,286          6,682
Gain on sale of assets - net                                             301            665
Interest and dividend income                                          29,824         23,525
Equity in earnings of unconsolidated equity affiliates               128,061         67,244
Miscellaneous - net                                                   11,315         (3,251)
                                                                  ----------     ----------
TOTAL                                                                176,787         94,865
                                                                  ----------     ----------

                INTEREST AND OTHER CHARGES
Interest on long-term debt                                           117,737        123,527
Other interest - net                                                  13,044         15,478
Distributions on preferred securities of subsidiaries                  4,709          4,709
Allowance for borrowed funds used during construction                 (5,719)        (5,638)
                                                                  ----------     ----------
TOTAL                                                                129,771        138,076
                                                                  ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES AND                                410,419        (98,881)
CUMULATIVE EFFECT OF ACCOUNTING CHANGES

Income taxes                                                         152,418        (25,898)
                                                                  ----------     ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES                                                258,001        (72,983)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGES (net of income taxes of $93,754)                             142,922              -
                                                                  ----------     ----------

CONSOLIDATED NET INCOME (LOSS)                                       400,923        (72,983)

Preferred dividend requirements and other                              5,916          5,940
                                                                  ----------     ----------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                                        $395,007       ($78,923)
                                                                  ==========     ==========
Earnings (loss) per average common share before cumulative
effect of accounting changes:
    Basic                                                              $1.13         ($0.36)
    Diluted                                                            $1.10         ($0.36)
Earnings (loss) per average common share:
    Basic                                                              $1.77         ($0.36)
    Diluted                                                            $1.73         ($0.36)
Dividends declared per common share                                    $0.35          $0.33

Average number of common shares outstanding:
    Basic                                                        223,673,332    221,943,451
    Diluted                                                      228,230,756    221,943,451
    Including potential common shares in 2002 (see Note 3)                 -    226,165,792

See Notes to Consolidated Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                                                  2003          2002
                                                                                    (In Thousands)

                           OPERATING ACTIVITIES
Consolidated net income (loss)                                                  $400,923      ($72,983)
Noncash items included in net income (loss):
  Reserve for regulatory adjustments                                             (14,340)        9,718
  Other regulatory charges - net                                                  15,253         1,563
  Depreciation, amortization, and decommissioning                                248,544       223,312
  Deferred income taxes and investment tax credits                               144,368      (193,180)
  Allowance for equity funds used during construction                             (7,286)       (6,682)
  Cumulative effect of accounting changes                                       (142,922)            -
  Gain on sale of assets - net                                                      (301)         (665)
  Equity in earnings of unconsolidated equity affiliates                        (128,061)      (67,244)
  Provision for turbine commitments, asset impairments and restructuring
     charges                                   (7,743)      401,373
Changes in working capital:
  Receivables                                                                    (42,759)       73,913
  Fuel inventory                                                                 (22,025)      (13,232)
  Accounts payable                                                              (246,909)      (68,720)
  Taxes accrued                                                                  (26,844)      131,838
  Interest accrued                                                               (23,678)      (32,415)
  Deferred fuel                                                                 (125,901)       45,164
  Other working capital accounts                                                   9,580       (82,101)
Provision for estimated losses and reserves                                       (8,318)       (1,169)
Changes in other regulatory assets                                                12,596        (1,277)
Other                                                                             16,532         6,690
                                                                                --------      --------
Net cash flow provided by operating activities                                    50,709       353,903
                                                                                --------      --------

                           INVESTING ACTIVITIES
Construction/capital expenditures                                               (274,614)     (267,110)
Allowance for equity funds used during construction                                7,286         6,682
Nuclear fuel purchases                                                          (112,155)      (85,143)
Proceeds from sale/leaseback of nuclear fuel                                      26,887        92,136
Proceeds from sale of businesses                                                  29,610        38,848
Investment in other non-regulated/non-utility properties                         (46,290)       (9,793)
Decrease (increase) in other investments                                        (166,439)       39,754
Proceeds from other temporary investments                                              -       150,000
Decommissioning trust contributions and realized change in trust assets          (22,551)      (15,747)
Other regulatory investments                                                     (42,127)            -
Other                                                                             (9,821)        3,343
                                                                                --------      --------
Net cash flow used in investing activities                                      (610,214)      (47,030)
                                                                                --------      --------

See Notes to Consolidated Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 2003 and 2002
                                 (Unaudited)

                                                                                   2003          2002
                                                                                    (In Thousands)

                           FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                                 356,497       240,017
  Common stock                                                                    98,501        66,369
Retirement of long-term debt                                                    (796,686)     (577,934)
Redemption of preferred stock                                                     (2,250)       (1,403)
Changes in short-term borrowings - net                                            30,000        56,333
Dividends paid:
  Common stock                                                                   (78,142)      (73,225)
  Preferred stock                                                                 (5,916)       (5,948)
                                                                                --------      --------
Net cash flow used in financing activities                                      (397,996)     (295,791)
                                                                                --------      --------

Effect of exchange rates on cash and cash equivalents                               (372)          640
                                                                                --------      --------

Net increase (decrease) in cash and cash equivalents                            (957,873)       11,722

Cash and cash equivalents at beginning of period                               1,335,328       751,573
                                                                               ---------      --------

Cash and cash equivalents at end of period                                      $377,455      $763,295
                                                                               =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                        $155,305      $180,072
    Income taxes                                                                  $2,653        $2,090
  Noncash investing and financing activities:
     Change in unrealized depreciation of
       decommissioning trust assets                                             ($28,121)     ($11,579)
     Long-term debt refunded with proceeds from
       long-term debt issued in prior period                                           -      ($47,000)

See Notes to Consolidated Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                             ASSETS
                 March 31, 2003 and December 31, 2002
                               (Unaudited)

                                                                         2003           2002
                                                                          (In Thousands)

                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                 $134,579       $169,788
  Temporary cash investments - at cost,
   which approximates market                                            242,873      1,165,260
  Special deposits                                                            3            280
                                                                    -----------    -----------
     Total cash and cash equivalents                                    377,455      1,335,328
                                                                    -----------    -----------
Notes receivable                                                         44,713          2,078
Accounts receivable:
  Customer                                                              348,086        323,215
  Allowance for doubtful accounts                                       (29,087)       (27,285)
  Other                                                                 271,903        244,621
  Accrued unbilled revenues                                             311,541        319,133
                                                                    -----------    -----------
     Total receivables                                                  902,443        859,684
                                                                    -----------    -----------
Deferred fuel costs                                                     223,681         55,653
Fuel inventory - at average cost                                        118,492         96,467
Materials and supplies - at average cost                                527,498        525,900
Deferred nuclear refueling outage costs                                 142,546        163,646
Prepayments and other                                                   164,484        166,827
                                                                    -----------    -----------
TOTAL                                                                 2,501,312      3,205,583
                                                                    -----------    -----------

                OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                    969,086        824,209
Decommissioning trust funds                                           2,045,377      2,069,198
Non-utility property - at cost (less accumulated depreciation)          296,307        297,294
Other                                                                   441,047        270,889
                                                                    -----------    -----------
TOTAL                                                                 3,751,817      3,461,590
                                                                    -----------    -----------

                PROPERTY, PLANT AND EQUIPMENT
Electric                                                             26,910,967     26,789,538
Property under capital lease                                            763,122        746,624
Natural gas                                                             212,870        209,969
Construction work in progress                                         1,311,331      1,232,891
Nuclear fuel under capital lease                                        264,986        259,433
Nuclear fuel                                                            305,032        263,609
                                                                    -----------    -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                  29,768,308     29,502,064
Less - accumulated depreciation and amortization                     12,103,999     12,307,112
                                                                    -----------    -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                  17,664,309     17,194,952
                                                                    -----------    -----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                       849,995        844,105
  Unamortized loss on reacquired debt                                   152,165        155,161
  Other regulatory assets                                             1,152,288        738,328
Long-term receivables                                                    23,792         24,703
Goodwill                                                                377,172        377,172
Other                                                                   927,939        946,375
                                                                    -----------    -----------
TOTAL                                                                 3,483,351      3,085,844
                                                                    -----------    -----------

TOTAL ASSETS                                                        $27,400,789    $26,947,969
                                                                    ===========    ===========
See Notes to Consolidated Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     March 31, 2003 and December 31, 2002
                                 (Unaudited)

                                                                         2003           2002
                                                                             (In Thousands)

                      CURRENT LIABILITIES
Currently maturing long-term debt                                         $559,896    $1,191,320
Notes payable                                                               60,351           351
Accounts payable                                                           608,537       855,446
Customer deposits                                                          206,034       198,442
Taxes accrued                                                              358,471       385,315
Accumulated deferred income taxes                                           98,870        26,468
Nuclear refueling outage costs                                               9,754        14,244
Interest accrued                                                           151,762       175,440
Obligations under capital leases                                           154,054       153,822
Other                                                                      155,679       171,341
                                                                       -----------   -----------
TOTAL                                                                    2,363,408     3,172,189
                                                                       -----------   -----------

             DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                      4,432,146     4,250,800
Accumulated deferred investment tax credits                                442,524       447,925
Obligations under capital leases                                           159,068       155,943
Other regulatory liabilities                                               197,067       185,579
Decommissioning                                                          2,077,051     1,565,997
Transition to competition                                                   79,098        79,098
Regulatory reserves                                                         42,098        56,438
Accumulated provisions                                                     388,927       389,868
Other                                                                    1,150,709     1,145,232
                                                                       -----------   -----------
TOTAL                                                                    8,968,688     8,276,880
                                                                       -----------   -----------

Long-term debt                                                           7,255,182     7,086,999
Preferred stock with sinking fund                                           22,077        24,327
Preferred stock without sinking fund                                       334,337       334,337
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                         215,000       215,000

                      SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,174,087 shares in 2003 and in 2002                      2,482         2,482
Paid-in capital                                                          4,674,510     4,666,753
Retained earnings                                                        4,255,378     3,938,693
Accumulated other comprehensive loss                                       (35,525)      (22,360)
Less - treasury stock, at cost (22,597,529 shares in 2003 and
  25,752,410 shares in 2002)                                               654,748       747,331
                                                                       -----------   -----------
TOTAL                                                                    8,242,097     7,838,237
                                                                       -----------   -----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $27,400,789   $26,947,969
                                                                       ===========   ===========
See Notes to Consolidated Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME
                       (LOSS), AND PAID-IN CAPITAL
             For the Three Months Ended March 31, 2003 and 2002
                               (Unaudited)

                                                                       2003                    2002
                                                                              (In Thousands)
                    RETAINED EARNINGS
Retained Earnings - Beginning of period                      $3,938,693               $3,638,448

    Add  - Earnings (loss) applicable to common stock           395,007   $395,007       (78,923)  ($78,923)

    Deduct:
        Dividends declared on common stock                       78,151                   73,263
        Capital stock and other expenses                            171                      140
                                                             ----------               ----------
              Total                                              78,322                   73,403
                                                             ----------               ----------

Retained Earnings - End of period                            $4,255,378               $3,486,122
                                                             ==========               ==========

             ACCUMULATED OTHER COMPREHENSIVE
              INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
  Accumulated derivative instrument fair value changes          $17,313                 ($17,973)
  Other accumulated comprehensive income (loss) items           (39,673)                 (70,821)
                                                             ----------               ----------
     Total                                                      (22,360)                 (88,794)
                                                             ----------               ----------

Net derivative instrument fair value changes
  arising during the period                                        (617)      (617)          342        342

Foreign currency translation adjustments                            156        156        65,956       (378)

Net unrealized investment gains (losses)                        (12,704)   (12,704)       (5,183)    (5,183)
                                                             ----------   --------    ----------   --------

Balance at end of period:
  Accumulated derivative instrument fair value changes          $16,696                 ($17,631)
  Other accumulated comprehensive income (loss) items           (52,221)                 (10,048)
                                                             ----------               ----------
     Total                                                     ($35,525)                ($27,679)
                                                             ==========   --------    ==========   --------
Comprehensive Income (Loss)                                               $381,842                 ($84,142)
                                                                          ========                 ========

                     PAID-IN CAPITAL
Paid-in Capital - Beginning of period                        $4,666,753               $4,662,704

    Add:  Common stock issuances related to stock plans           7,757                    1,227
                                                             ----------               ----------
Paid-in Capital - End of period                              $4,674,510               $4,663,931
                                                             ==========               ==========

See Notes to Consolidated Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                          SELECTED OPERATING RESULTS
               For the Three Months Ended March 31, 2003 and 2002
                                 (Unaudited)

                                                         Increase/
          Description              2003         2002     (Decrease)     %
                                    (In Millions)
Domestic Electric Operating
Revenues:
  Residential                       $ 564.2    $ 501.6      $  62.6    12
  Commercial                          395.8      356.8         39.0    11
  Industrial                          451.3      396.1         55.2    14
  Governmental                         44.2       38.6          5.6    15
                                   --------   --------      -------
    Total retail                    1,455.5    1,293.1        162.4    13
  Sales for resale                     96.9       69.8         27.1    39
  Other                                49.3       38.1         11.2    29
                                   --------   --------      -------
    Total                          $1,601.7   $1,401.0      $ 200.7    14
                                   ========   ========      =======
Billed Electric Energy
 Sales (GWh):
  Residential                         7,843      7,274          569     8
  Commercial                          5,822      5,598          224     4
  Industrial                          9,324      9,590         (266)   (3)
  Governmental                          633        617           16     3
                                   --------   --------      -------
    Total retail                     23,622     23,079          543     2
  Sales for resale                    2,513      2,181          332    15
                                   --------   --------      -------
    Total                            26,135     25,260          875     3
                                   ========   ========      =======

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Sales Warranties and Indemnities

See Note 9 to the consolidated financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the CitiPower and Saltend sales transactions.

Nuclear Insurance and Spent Nuclear Fuel

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, and other high-level radioactive waste associated with Entergy's nuclear power plants.

Entergy's nuclear owner/licensees are members of certain insurance programs, underwritten by Nuclear Electric Insurance Limited (NEIL), that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of April 1, 2003, Entergy was insured against such losses up to $1.6 billion for each of its nuclear units, except for Fitzpatrick, Pilgrim, and Vermont Yankee, which are insured for $1.115 billion, and Indian Point 2 and 3 which are insured for $2.3 billion in property damages. In addition, certain of Entergy's nuclear owner/licensees are members of the NEIL insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, these Entergy subsidiaries could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of April 1, 2003, the maximum amounts of such possible assessments were $54.0 million for the U.S. Utility segment and $84.5 for the Non-Utility Nuclear segment.

Nuclear Decommissioning Costs

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning costs. As discussed in Note 7, Entergy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The implementation of this new accounting standard resulted in a remeasurement of Entergy's decommissioning liabilities. Additionally, future decommissioning expense under this new standard will represent the accretion of this liability at the applicable discount rate, and will no longer be equal to the amounts collected in rates for decommissioning for the rate-regulated portion of the U.S. Utility's nuclear plants, as was the case before the implementation of SFAS 143. For these plants, the net difference between collections in rates, earnings on the trust funds, and the accretion expense under SFAS 143 will be recorded as a regulatory charge or credit, except for the non-rate regulated portion of River Bend. The table below summarizes the activity in the decommissioning liabilities during the first quarter of 2003:

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

NOTE 2. RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the consolidated financial statements in the Form 10-K.

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 21, 2003 hearing, and issued an order on April 28, 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols (a hearing on which was conducted before the PUCT on May 1, 2003); initiating a proceeding to certify an independent organization; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding.

Retail Rate Proceedings

Filings with the PUCT and Texas Cities

Recovery of River Bend Costs

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of $1.4 billion of company-wide abeyed River Bend plant costs, which have been held in abeyance since 1988, and subsequent proceedings.

Filings with the LPSC

Annual Earnings Reviews

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003 the LPSC staff filed testimony in which it recommends that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million. Hearings are scheduled for October 2003.

Formula Rate Plan Filings

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of proceedings in Entergy Louisiana's second annual performance-based formula rate plan filing made with the LPSC for the 1996 test year. The case was argued before the U.S. Supreme Court during the last week of April 2003 and a decision is pending.

Filings with the City Council

Rate Proceedings

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy New Orleans' cost of service study and revenue requirement filed in May 2002 with the City Council for the 2001 test year, and the agreement in principle presented to the City Council in March 2003. The City Council Utility Cable and Telecommunications Committee voted unanimously to recommend approval of the agreement in principle at a meeting held on May 8, 2003. The City Council is expected to decide whether to approve the agreement in principle on May 15, 2003.

Natural Gas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of a resolution adopted in August 2001 by the City Council that ordered Entergy New Orleans to account for $36 million of certain natural gas costs charged to its gas distribution customers from July 1997 through May 2001. The presentation made to the City Council in March 2003 regarding the agreement in principle that would resolve Entergy New Orleans' rate proceeding also included proposed terms for resolution of this proceeding, if approved by the City Council. As discussed in "Rate Proceedings" above, the City Council is expected to decide whether to approve the agreement in principle on May 15, 2003.

Fuel Adjustment Clause Litigation

See "Fuel Adjustment Clause Litigation" in Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers in state court in Orleans Parish and with the City Council regarding certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council.

NOTE 3. COMMON STOCK

The following table presents Entergy's basic and diluted earnings per share (EPS) calculation included on the consolidated income statement:

In accordance with SFAS 128, "Earnings per Share," because of the loss incurred for the three months ended March 31, 2002, Entergy did not include potential common shares in the computation of diluted earnings per share for that period. 4,222,341 potential common shares related to Entergy's stock option and other stock compensation plans existed at March 31, 2002. Entergy's stock option and other stock compensation plans are discussed in Note 5 to the consolidated financial statements in the Form 10-K.

During the three months ended March 31, 2003, Entergy Corporation issued 3,154,881 shares of its previously repurchased common stock to satisfy stock option exercises.

NOTE 4. LONG-TERM DEBT

Parent

In March 2003, Entergy Corporation issued $158 million of long-term notes, $72 million of which have a maturity of March 2008 and a coupon rate of 6.17% and $86 million of which have a maturity of March 2011 and a coupon rate of 7.06%.

U.S. Utility

In January 2003, Entergy Mississippi issued $100 million of 5.15% Series First Mortgage Bonds due February 2013. The net proceeds were used to redeem, at maturity, a portion of the $120 million 7.75% Series First Mortgage Bonds due February 2003, and to redeem, prior to maturity, the $65 million 6.625% Series First Mortgage Bonds due November 2003 and the $25 million 8.25% Series First Mortgage Bonds due July 2004.

In February 2003, Entergy Mississippi retired, at maturity, $70 million of 6.25% Series First Mortgage Bonds using a portion of the proceeds from the $75 million of 6% Series First Mortgage Bonds issued in October 2002.

In March 2003, Entergy Arkansas retired, at maturity, $100 million of 7.72% Series First Mortgage Bonds using the proceeds from the $100 million of 6% Series First Mortgage Bonds issued in November 2002.

In March 2003, Entergy Gulf States retired, at maturity, $33 million of 6.75% Series First Mortgage Bonds and redeemed, prior to maturity, $260 million Floating Rate Series First Mortgage Bonds due June 2003. Proceeds from the $200 million of 5.20% Series First Mortgage Bonds issued in November 2002 and the $140 million of 6% Series First Mortgage Bonds issued in November 2002 were used for these redemptions.

In March 2003, Entergy Mississippi issued $100 million of 4.35% Series First Mortgage Bonds due April 2008. The proceeds from this issuance are being used for general corporate purposes, including the retirement of short-term indebtedness and working capital needs. Higher fuel costs in the first quarter of 2003 contributed to the working capital needs.

In May 2003 Entergy Arkansas issued $150 million of first mortgage bonds with a maturity of 15 years and expects to use the proceeds for general corporate purposes, including repayment of short-term indebtedness and redemption or repayment at maturity of $155 million of first mortgage bonds maturing in October 2003.

Energy Commodity Services

In January 2003, the non-nuclear wholesale asset business paid in full, at maturity, the outstanding debt of $79 million relating to the Top of Iowa wind project.

NOTE 5. RETAINED EARNINGS

On April 16, 2003, Entergy Corporation's Board of Directors declared a common stock dividend of $0.35 per share, payable on June 1, 2003, to holders of record as of May 13, 2003.

NOTE 6. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of March 31, 2003 are U.S. Utility, Non-Utility Nuclear, and Energy Commodity Services. "All Other" includes the parent company, Entergy Corporation, and other business activity, including earnings on the proceeds of sales of previously owned businesses.

Entergy's segment financial information for the first quarter of 2003 and 2002 is as follows (in thousands):

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

Energy Commodity Services' net loss for the first quarter of 2002 includes a $401.4 million charge to operating expenses ($260.9 million net-of-tax) to reflect the effect of Entergy's decision to discontinue additional greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and the United Kingdom.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. As a result of this treatment, SFAS 143 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies and System Energy. Assets and liabilities increased by approximately $1.2 billion for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values of $1.2 billion as determined under SFAS 143, increasing utility plant by $332 million, reducing accumulated depreciation by $363 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in a decrease in liabilities of approximately $520 million due to reductions in decommissioning liabilities, a decrease in assets of approximately $360 million, including a decrease in electric plant in service of $336 million, and an increase in earnings of approximately $160 million net-of-tax ($0.70 per share) as a result of a one-time cumulative effect of accounting change. If SFAS 143 had been applied by Entergy during all prior periods, the following impacts would have resulted:

NOTE 8. STOCK-BASED COMPENSATION PLANS

Entergy has two plans that grant stock options, which are described more fully in Note 5 to the consolidated financial statements in the Form 10-K. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in 2002 net income as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Awards under Entergy's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Income

Operating income increased by $11.4 million primarily due to the following:

    increased net base revenues of $12.5 million primarily due to increased electricity usage of 298 GWh in the residential and commercial sectors;

    increased net wholesale revenue of $3.5 million primarily due to an increase in sales volume to non-associated companies; and

    decreased taxes other than income taxes of $2.4 million primarily due to the accrual of sales tax on the System Energy refund in 2002 refunded to customers but not recoverable from the state of Arkansas because of the statute of limitations.

The increase in operating income was partially offset by:

    increased depreciation and amortization expenses of $4.7 million primarily due to an increase in plant in service; and
    increased other operation and maintenance expenses of $3.5 million primarily due to higher customer service support costs.

Other Impacts on Earnings

Interest charges decreased $3.1 million primarily due to the following:

    a decrease in interest on long-term debt of $1.3 million primarily due to the redemption at maturity of $85 million of 7% Series First Mortgage Bonds in March 2002 using internally generated funds and $100 million of 7.72% Series First Mortgage Bonds in March 2003 using the proceeds from the issuance of $100 million of 6% Series First Mortgage Bonds in November 2002; and
    a decrease in other interest of $1.8 million primarily due to the elimination of the transition cost account obligation as a result of a March 2002 settlement agreement.

Income Taxes

The effective income tax rates for the first quarter of 2003 and 2002 were 41.2% and 27.1%, respectively. The difference in the effective income tax rate in 2003 versus the federal statutory rate of 35.0% is primarily due to the effect of depreciation and flow-through book and tax timing differences. The difference in the effective income tax rate in 2002 versus the federal statutory rate of 35.0% is primarily due to updating book and tax timing differences related to research and experimental expenses consistent with amended tax returns.

Other Income Statement Variances

Operating revenue declined primarily because of a decline in fuel cost recovery revenue of $41.1 million due to decreases in the annual recovery rider in April and October 2002 (see Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion). Corresponding to the decrease in fuel cost recovery revenue, fuel and purchased power expenses decreased $34 million.

Decommissioning expense increased $9 million due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations." Corresponding to the increase in decommissioning expense, other regulatory credits also increased.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 95,513	$ 103,466

Cash flow provided by (used in):
Operating activities	62,825	58,988
Investing activities	(47,230)	(7,820)
Financing activities	(80,544)	(83,469)
Net decrease in cash and cash equivalents	(64,949)	(32,301)

Cash and cash equivalents at end of period	$ 30,564	$ 71,165

Operating Activities

Cash flow from operations increased $3.8 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to an increase in net income as explained above.

Entergy Arkansas' receivables from the money pool were as follows:

March 31, 2003	December 31, 2002	March 31, 2002	December 31, 2001
(In Thousands)
$3,178	$4,279	$25,817	$23,794

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

The increase of $39.4 million in net cash used in investing activities in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to the maturity of $38.4 million of other temporary investments in the first quarter of 2002.

Financing Activities

The decrease of $2.9 million in net cash used in financing activities in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to the payment of $2 million less in common stock dividends in the first quarter of 2003 than in 2002. See Note 3 to the domestic utility companies and System Energy financial statements for detail of Entergy Arkansas' long-term debt activity during the first quarter 2003.

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. The following is an update to the Form 10-K.

In April 2003, Entergy Arkansas renewed its 364-day credit facility through April 30, 2004. The amount available under the credit facility is $63 million, of which $25 million was drawn at March 31, 2003.

In May 2003 Entergy Arkansas issued $150 million of first mortgage bonds with a maturity of 15 years and expects to use the proceeds for general corporate purposes, including repayment of short-term indebtedness and redemption or repayment at maturity of $155 million of first mortgage bonds maturing in October 2003.

Significant Factors and Known Trends

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, System Agreement proceedings, market and credit risks, state and local regulatory risks, nuclear matters, and environmental risks. The following is an update to the Form 10-K.

Nuclear Matters

As discussed in the Form 10-K, Entergy issued a Request for Proposal ("RFP") to provide replacement steam generators for ANO 1. Two companies submitted bids in response to the RFP. Entergy subsequently entered into a contract with one of the companies for delivery of the replacement steam generators in August 2005 in time for installation during a scheduled refueling outage beginning in September 2005. The other company filed a lawsuit in federal district court in Virginia seeking a temporary and permanent injunction against the winning bidder claiming that the winning bidder was using the other company's proprietary information in the design and fabrication of the replacement generators. The lawsuit has been settled, and the litigation has been dismissed with prejudice. The dispute should not affect the delivery date or the cost of the steam generators.

Critical Accounting Estimates

See "Management's Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs and pension and other retirement costs. The following is an update to the Form 10-K.

SFAS 143

As discussed in the Form 10-K, Entergy Arkansas implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The net effect of implementing this standard for Entergy Arkansas was recorded as a regulatory asset, with no resulting impact on Entergy Arkansas' net income. Assets and liabilities increased by approximately $532 million in 2003 as a result of recording the asset retirement obligation at its fair value of $532 million as determined under SFAS 143, increasing total utility plant by $106 million, reducing accumulated depreciation by $252 million, and recording the related regulatory asset of $174 million.

                           ENTERGY ARKANSAS, INC.
                             INCOME STATEMENTS
             For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                                2003      2002
                                                                 (In Thousands)

                    OPERATING REVENUES
Domestic electric                                             $362,749   $377,823
                                                              --------   --------
                    OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                   35,881    104,253
   Purchased power                                             106,051     71,674
   Nuclear refueling outage expenses                             5,943      6,862
   Other operation and maintenance                              85,510     82,035
Decommissioning                                                  8,972          -
Taxes other than income taxes                                    8,834     11,187
Depreciation and amortization                                   51,168     46,485
Other regulatory credits - net                                  (6,740)      (404)
                                                              --------   --------
TOTAL                                                          295,619    322,092
                                                              --------   --------

OPERATING INCOME                                                67,130     55,731
                                                              --------   --------

                       OTHER INCOME
Allowance for equity funds used during construction              1,428      1,339
Interest and dividend income                                     1,505        978
Miscellaneous - net                                             (1,342)      (991)
                                                              --------   --------
TOTAL                                                            1,591      1,326
                                                              --------   --------

                INTEREST AND OTHER CHARGES
Interest on long-term debt                                      21,153     22,468
Other interest - net                                             1,091      2,932
Distributions on preferred securities of subsidiary              1,275      1,275
Allowance for borrowed funds used during construction             (926)      (947)
                                                              --------   --------
TOTAL                                                           22,593     25,728
                                                              --------   --------

INCOME BEFORE INCOME TAXES                                      46,128     31,329

Income taxes                                                    18,983      8,491
                                                              --------   --------

NET INCOME                                                      27,145     22,838

Preferred dividend requirements and other                        1,944      1,944
                                                              --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                   $25,201    $20,894
                                                              ========   ========
See Notes to Respective Financial Statements.

(Page left blank intentionally)

                             ENTERGY ARKANSAS, INC.
                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)

                                                                   2003         2002
                                                                    (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                        $27,145      $22,838
Noncash items included in net income:
  Other regulatory credits - net                                   (6,740)        (404)
  Depreciation, amortization, and decommissioning                  60,140       46,485
  Deferred income taxes and investment tax credits                  1,161      (40,621)
  Allowance for equity funds used during construction              (1,428)      (1,339)
Changes in working capital:
  Receivables                                                       5,495       14,061
  Fuel inventory                                                   (3,642)     (19,794)
  Accounts payable                                                (56,628)     (24,675)
  Taxes accrued                                                    42,040       56,560
  Interest accrued                                                 (1,241)      (4,854)
  Deferred fuel costs                                              (3,652)      51,058
  Other working capital accounts                                   (2,308)       8,555
Provision for estimated losses and reserves                        (4,135)      (3,319)
Changes in other regulatory assets                                 (9,520)     (10,947)
Changes in other deferred credits                                   7,085       (5,274)
Other                                                               9,053      (29,342)
                                                                 --------     --------
Net cash flow provided by operating activities                     62,825       58,988
                                                                 --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                         (47,471)     (44,733)
Allowance for equity funds used during construction                 1,428        1,339
Nuclear fuel purchases                                                  -      (30,451)
Proceeds from sale/leaseback of nuclear fuel                            -       30,451
Decommissioning trust contributions and realized
    change in trust assets                                         (1,187)      (2,823)
Changes in other temporary investments - net                            -       38,397
                                                                 --------     --------
Net cash flow used in investing activities                        (47,230)      (7,820)
                                                                 --------     --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                            -       94,742
Retirement of long-term debt                                     (100,000)    (170,000)
Changes in short-term borrowings                                   25,000         (667)
Dividends paid:
  Common stock                                                     (3,600)      (5,600)
  Preferred stock                                                  (1,944)      (1,944)
                                                                 --------     --------
Net cash flow used in financing activities                        (80,544)     (83,469)
                                                                 --------     --------

Net decrease in cash and cash equivalents                         (64,949)     (32,301)

Cash and cash equivalents at beginning of period                   95,513      103,466
                                                                 --------     --------

Cash and cash equivalents at end of period                        $30,564      $71,165
                                                                 ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                            $23,050      $30,236
  Income taxes                                                   ($17,800)     ($3,873)
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                  ($12,155)     ($6,138)
  Long-term debt refunded with proceeds from
   long-term debt issued in prior period                                -     ($47,000)

See Notes to Respective Financial Statements.

                          ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                                  ASSETS
                   March 31, 2003 and December 31, 2002
                                (Unaudited)

                                                                      2003          2002
                                                                          (In Thousands)

                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                 $29,184       $28,174
  Temporary cash investments - at cost,
    which approximates market                                            1,380        67,339
                                                                    ----------    ----------
        Total cash and cash equivalents                                 30,564        95,513
                                                                    ----------    ----------
Accounts receivable:
  Customer                                                              66,735        67,674
  Allowance for doubtful accounts                                       (9,391)       (8,031)
  Associated companies                                                  34,230        32,352
  Other                                                                 23,357        16,619
  Accrued unbilled revenues                                             56,026        67,838
                                                                    ----------    ----------
    Total accounts receivable                                          170,957       176,452
                                                                    ----------    ----------
Accumulated deferred income taxes                                        3,818         5,061
Fuel inventory - at average cost                                        14,523        10,881
Materials and supplies - at average cost                                82,612        78,533
Deferred nuclear refueling outage costs                                 19,675        25,858
Prepayments and other                                                    8,443         8,335
                                                                    ----------    ----------
TOTAL                                                                  330,592       400,633
                                                                    ----------    ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                    11,215        11,215
Decommissioning trust funds                                            323,663       334,631
Non-utility property - at cost (less accumulated depreciation)           1,459         1,460
Other                                                                    2,976         2,976
                                                                    ----------    ----------
TOTAL                                                                  339,313       350,282
                                                                    ----------    ----------

                     UTILITY PLANT
Electric                                                             5,790,649     5,644,477
Property under capital lease                                            29,647        30,354
Construction work in progress                                          137,332       132,792
Nuclear fuel under capital lease                                        75,235        88,101
Nuclear fuel                                                             9,450        10,543
                                                                    ----------    ----------
TOTAL UTILITY PLANT                                                  6,042,313     5,906,267
Less - accumulated depreciation and amortization                     2,506,677     2,722,342
                                                                    ----------    ----------
UTILITY PLANT - NET                                                  3,535,636     3,183,925
                                                                    ----------    ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                      122,736       111,748
  Unamortized loss on reacquired debt                                   38,973        39,792
  Other regulatory assets                                              311,384       130,689
Other                                                                   41,244        39,899
                                                                    ----------    ----------
TOTAL                                                                  514,337       322,128
                                                                    ----------    ----------

TOTAL ASSETS                                                        $4,719,878    $4,256,968
                                                                    ==========    ==========
See Notes to Respective Financial Statements.

                           ENTERGY ARKANSAS, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2003 and December 31, 2002
                                (Unaudited)

                                                                   2003        2002
                                                                     (In Thousands)

                 CURRENT LIABILITIES
Currently maturing long-term debt                                 $155,000     $255,000
Notes payable                                                       25,000            -
Accounts payable:
  Associated companies                                              24,425       37,833
  Other                                                             77,928      121,148
Customer deposits                                                   35,143       35,886
Taxes accrued                                                       58,302       16,262
Interest accrued                                                    26,531       27,772
Deferred fuel costs                                                 38,951       42,603
Obligations under capital leases                                    58,843       58,745
System Energy refund                                                 3,551        3,764
Other                                                               14,386       17,734
                                                                ----------   ----------
TOTAL                                                              518,060      616,747
                                                                ----------   ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                832,498      821,829
Accumulated deferred investment tax credits                         76,993       78,231
Obligations under capital leases                                    46,038       59,711
Decommissioning                                                    540,630            -
Accumulated provisions                                              27,328       31,463
Other                                                              124,932      117,847
                                                                ----------   ----------
TOTAL                                                            1,648,419    1,109,081
                                                                ----------   ----------

Long-term debt                                                   1,125,658    1,125,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                  60,000       60,000

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               116,350      116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 2003
  and 2002                                                             470          470
Paid-in capital                                                    591,127      591,127
Retained earnings                                                  659,794      638,193
                                                                ----------   ----------
TOTAL                                                            1,367,741    1,346,140
                                                                ----------   ----------

Commitments and Contingencies

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,719,878   $4,256,968
                                                                ==========   ==========
See Notes to Respective Financial Statements.

                           ENTERGY ARKANSAS, INC.
                         SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)

                                                   Increase/
          Description            2003      2002    (Decrease)    %
                                  (In Millions)
Electric Operating Revenues:
  Residential                   $ 130.8  $ 137.2      ($6.4)     (5)
  Commercial                       65.1     72.1       (7.0)    (10)
  Industrial                       68.4     81.7      (13.3)    (16)
  Governmental                      3.5      4.0       (0.5)    (13)
                                ---------------------------
    Total retail                  267.8    295.0      (27.2)     (9)
  Sales for resale
     Associated companies          50.3     41.7        8.6      21
     Non-associated companies      46.4     34.8       11.6      33
  Other                            (1.8)     6.3       (8.1)   (129)
                                ---------------------------
    Total                       $ 362.7  $ 377.8     ($15.1)     (4)
                                ===========================
Billed Electric Energy
 Sales (GWh):
  Residential                     1,938    1,721        217      13
  Commercial                      1,212    1,131         81       7
  Industrial                      1,611    1,606          5       -
  Governmental                       63       62          1       2
                                ---------------------------
    Total retail                  4,824    4,520        304       7
  Sales for resale
     Associated companies         1,607    2,082       (475)    (23)
     Non-associated companies     1,418    1,014        404      40
                                ---------------------------
    Total                         7,849    7,616        233       3
                                ===========================

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net income in 2003 decreased by $16.2 million compared to the first quarter of 2002 primarily as a result of a one-time $21.3 million net-of-tax cumulative effect of accounting change due to the implementation of SFAS 143 as discussed below in "Critical Accounting Estimates." The decrease was partially offset by a decrease in the effective tax rate.

Operating Income

Operating income increased slightly in the first quarter of 2003 compared to the first quarter of 2002 primarily due to:

    an increase in unbilled revenue of $7.8 million, primarily due to an increase in the price applied to unbilled sales;
    more favorable retail sales volume of $10.2 million in the residential, commercial, and industrial sectors; and
    a decrease in other operation and maintenance expenses of $2.5 million primarily due to lower outage costs at certain fossil plants.

The increase in operating income was partially offset by:

    a decrease in retail sales revenue of $8.6 million due to an LPSC-ordered rate decrease and refund; and
    decreased net wholesale revenue of $2.4 million.

Income Taxes

The effective income tax rates for the first quarters of 2003 and 2002 were 9.1%, and 38.5%, respectively. The difference in the effective income tax rate in 2003 versus the federal statutory rate of 35% is primarily due to the cumulative effect of accounting change and the effect of flow-through book and tax timing differences. The difference in the effective income tax rate in 2002 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax timing differences related to depreciation.

Other Income Statement Variances

Operating revenues increased $120.5 million primarily due to increased fuel cost recovery revenues, which are offset by increased fuel and purchased power expenses of $119.3 million due to higher fuel prices.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 318,404	$ 123,728

Cash flow provided by (used in):
Operating activities	122,878	130,128
Investing activities	(105,402)	(23,590)
Financing activities	(303,860)	(165,445)
Net decrease in cash and cash equivalents	(286,384)	(58,907)

Cash and cash equivalents at end of period	$ 32,020	$ 64,821

Operating Activities

Cash flow from operations decreased $7.3 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the timing of fuel and tax payments and accruals, offset by money pool activity. Also impacting cash flow from operations was the decreased collection of deferred fuel in the first quarter of 2003 due to collections in 2002 of high balances. Money pool activity increased operating cash flow by $123.9 million due to Entergy Gulf States being in a borrowing position in the money pool in 2003 compared to a lending position in 2002.

Entergy Gulf States' receivables from or (payables) to the money pool were as follows:

March 31, 2003	December 31, 2002	March 31, 2002	December 31, 2001
(In Thousands)
($105,791)	$18,131	$17,418	$27,665

The significant increase in fuel payments and the resulting increase in deferred fuel costs were the primary reasons for the significant money pool borrowing activity by Entergy Gulf States in the first quarter 2003. Management expects that the deferred fuel costs will be recovered through regulatory recovery mechanisms. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities increased $81.8 million in the first quarter of 2003 compared to the first quarter of 2002 due to the maturity of $44.6 million of other temporary investments in the first quarter of 2002. The increase was also due to the use of $42.1 million in other regulatory investments, which are deferred fuel costs expected to be collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for fuel costs.

Financing Activities

Net cash used in financing activities increased $138.4 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the retirement of long-term debt.

In March 2003, Entergy Gulf States retired, at maturity, $33 million of 6.75% Series First Mortgage Bonds and redeemed, prior to maturity, $260 million Floating Rate Series First Mortgage Bonds due June 2003 using proceeds from the issuances in November 2002 of $200 million of 5.2% Series First Mortgage Bonds and $140 million of 6% Series First Mortgage Bonds. In January 2002, Entergy Gulf States retired, at maturity, $148 million of 8.21% Series First Mortgage Bonds due January 2002.

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States' uses and sources of capital.

Significant Factors and Known Trends

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of transition to retail competition, state and local regulatory risks, System Agreement proceedings, industrial, commercial, and wholesale customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

Rate Proceedings

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003 the LPSC staff filed testimony in which it recommends that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million. Hearings are scheduled for October 2003.

Transition to Retail Competition

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 21, 2003 hearing, and issued an order on April 28, 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols (a hearing on which was conducted before the PUCT on May 1, 2003); initiating a proceeding to certify an independent organization; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding.

Critical Accounting Estimates

See "Management's Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, pension and other postretirement costs, and the application of SFAS 71. Following is an update to the information provided in the Form 10-K.

SFAS 143

As discussed in the Form 10-K, Entergy Gulf States implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The net effect of implementing this standard for the portion of River Bend subject to cost-based ratemaking was recorded as a regulatory asset, with no resulting impact on Entergy Gulf States' net income. Assets and liabilities increased in 2003 for this portion of Entergy Gulf States' business as a result of increasing the asset retirement obligation by $129 million to its fair value as determined under SFAS 143, reducing accumulated depreciation by $63 million, and recording the related regulatory asset of $32 million. The net effect of implementing SFAS 143 for the portion of River Bend not subject to cost-based ratemaking resulted in an earnings decrease of $21 million net-of-tax as a result of a one-time cumulative effect of accounting change. SFAS 143 is not expected to have a material effect on Entergy Gulf States' earnings on an ongoing basis.

                         ENTERGY GULF STATES, INC.
                             INCOME STATEMENTS
           For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                            2003        2002
                                                              (In Thousands)

                  OPERATING REVENUES
Domestic electric                                          $556,238   $447,251
Natural gas                                                  28,116     16,653
                                                           --------   --------
TOTAL                                                       584,354    463,904
                                                           --------   --------

                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               139,700    139,854
   Purchased power                                          185,313     65,829
   Nuclear refueling outage expenses                          3,056      3,056
   Other operation and maintenance                           95,077     97,575
Decommissioning                                               5,135      1,573
Taxes other than income taxes                                28,586     30,638
Depreciation and amortization                                50,116     50,293
Other regulatory charges - net                                1,678        600
                                                           --------   --------
TOTAL                                                       508,661    389,418
                                                           --------   --------

OPERATING INCOME                                             75,693     74,486
                                                           --------   --------

                     OTHER INCOME
Allowance for equity funds used during construction           3,010      2,225
Gain on sale of assets                                          302        663
Interest and dividend income                                  4,340      2,321
Miscellaneous - net                                            (845)    (1,095)
                                                           --------   --------
TOTAL                                                         6,807      4,114
                                                           --------   --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                   34,619     31,847
Other interest - net                                          1,612      1,597
Distributions on preferred securities of subsidiary           1,859      1,859
Allowance for borrowed funds used during construction        (2,604)    (2,258)
                                                           --------   --------
TOTAL                                                        35,486     33,045
                                                           --------   --------

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       47,014     45,555

Income taxes                                                 13,889     17,517
                                                           --------   --------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                         33,125     28,038

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (net of income taxes of  $12,713)                    (21,333)         -
                                                           --------   --------

NET INCOME                                                   11,792     28,038

Preferred dividend requirements and other                     1,210      1,234
                                                           --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                $10,582    $26,804
                                                           ========   ========

See Notes to Respective Financial Statements.

                           ENTERGY GULF STATES, INC.
                           STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                 (Unaudited)

                                                                  2003          2002
                                                                    (In Thousands)

                 OPERATING ACTIVITIES
Net income                                                       $11,792     $28,038
Noncash items included in net income:
  Reserve for regulatory adjustments                             (14,340)      2,517
  Other regulatory charges - net                                   1,678         600
  Depreciation, amortization, and decommissioning                 55,251      51,866
  Deferred income taxes and investment tax credits                37,064     (21,724)
  Allowance for equity funds used during construction             (3,010)     (2,225)
  Cumulative effect of an accounting change                       21,333           -
  Gain on sale of assets                                            (302)       (663)
Changes in working capital:
  Receivables                                                    (21,156)     37,958
  Fuel inventory                                                   1,747      (1,872)
  Accounts payable                                                53,907     (33,225)
  Taxes accrued                                                  (24,996)     31,828
  Interest accrued                                                11,363         963
  Deferred fuel costs                                            (26,727)     13,781
  Other working capital accounts                                  17,955      14,295
Provision for estimated losses and reserves                          315      (1,629)
Changes in other regulatory assets                                (7,722)      3,562
Other                                                              8,726       6,058
                                                                --------    --------
Net cash flow provided by operating activities                   122,878     130,128
                                                                --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                        (57,467)    (68,038)
Allowance for equity funds used during construction                3,010       2,225
Nuclear fuel purchases                                           (24,979)    (21,733)
Proceeds from sale/leaseback of nuclear fuel                      19,211      21,923
Decommissioning trust contributions and realized
    change in trust assets                                        (3,050)     (2,610)
Changes in other temporary investments - net                           -      44,643
Other regulatory investments                                     (42,127)          -
                                                                --------    --------
Net cash flow used in investing activities                      (105,402)    (23,590)
                                                                --------    --------

                 FINANCING ACTIVITIES
Retirement of long-term debt                                    (293,000)   (148,000)
Redemption of preferred stock                                     (2,250)     (1,403)
Dividends paid:
  Common stock                                                    (7,400)    (14,800)
  Preferred stock                                                 (1,210)     (1,242)
                                                                --------    --------
Net cash flow used in financing activities                      (303,860)   (165,445)
                                                                --------    --------

Net decrease in cash and cash equivalents                       (286,384)    (58,907)

Cash and cash equivalents at beginning of period                 318,404     123,728
                                                                --------    --------

Cash and cash equivalents at end of period                       $32,020     $64,821
                                                                ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                           $25,294     $33,001
Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                  ($6,188)    ($1,556)

See Notes to Respective Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                                ASSETS
                  March 31, 2003 and December 31, 2002
                             (Unaudited)

                                                                   2003         2002
                                                                    (In Thousands)

                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                             $28,118      $25,591
  Temporary cash investments - at cost,
    which approximates market                                        3,902      292,813
                                                                ----------   ----------
        Total cash and cash equivalents                             32,020      318,404
                                                                ----------   ----------
Accounts receivable:
  Customer                                                          93,053       81,879
  Allowance for doubtful accounts                                   (5,823)      (5,893)
  Associated companies                                               8,413       21,356
  Other                                                             54,675       40,156
  Accrued unbilled revenues                                        103,713       95,377
                                                                ----------   ----------
    Total accounts receivable                                      254,031      232,875
                                                                ----------   ----------
Deferred fuel costs                                                169,418      100,564
Accumulated deferred income taxes                                        -        1,681
Fuel inventory - at average cost                                    47,647       49,394
Materials and supplies - at average cost                           100,518       99,190
Prepayments and other                                               25,841       47,206
                                                                ----------   ----------
TOTAL                                                              629,475      849,314
                                                                ----------   ----------

            OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                        237,597      240,735
Non-utility property - at cost (less accumulated depreciation)     193,194      192,975
Other                                                               19,044       18,108
                                                                ----------   ----------
TOTAL                                                              449,835      451,818
                                                                ----------   ----------

                     UTILITY PLANT
Electric                                                         7,935,173    7,895,009
Property under capital lease                                        18,323       19,795
Natural gas                                                         61,808       60,810
Construction work in progress                                      306,628      306,209
Nuclear fuel under capital lease                                    74,945       41,447
                                                                ----------   ----------
TOTAL UTILITY PLANT                                              8,396,877    8,323,270
Less - accumulated depreciation and amortization                 3,852,212    3,885,559
                                                                ----------   ----------
UTILITY PLANT - NET                                              4,544,665    4,437,711
                                                                ----------   ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                  458,234      452,887
  Unamortized loss on reacquired debt                               30,507       31,186
  Other regulatory assets                                          261,659      226,555
Long-term receivables                                               22,280       23,192
Other                                                               34,204       35,194
                                                                ----------   ----------
TOTAL                                                              806,884      769,014
                                                                ----------   ----------

TOTAL ASSETS                                                    $6,430,859   $6,507,857
                                                                ==========   ==========
See Notes to Respective Financial Statements.

                            ENTERGY GULF STATES, INC.
                                BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2003 and December 31, 2002
                                  (Unaudited)

                                                                       2003        2002
                                                                        (In Thousands)

                  CURRENT LIABILITIES
Currently maturing long-term debt                                         $ -    $293,000
Accounts payable:
  Associated companies                                                167,272      51,383
  Other                                                               143,814     205,796
Customer deposits                                                      50,268      48,061
Taxes accrued                                                          10,918      35,914
Accumulated deferred income taxes                                      28,442           -
Nuclear refueling outage costs                                          9,754      14,244
Interest accrued                                                       50,233      38,870
Obligations under capital leases                                       36,290      36,157
Other                                                                  15,642      15,441
                                                                   ----------  ----------
TOTAL                                                                 512,633     738,866
                                                                   ----------  ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                 1,308,489   1,310,028
Accumulated deferred investment tax credits                           154,900     156,401
Obligations under capital leases                                       56,978      25,085
Other regulatory liabilities                                            4,409       5,557
Decommissioning                                                       283,380     148,728
Transition to competition                                              79,098      79,098
Regulatory reserves                                                    30,398      44,738
Accumulated provisions                                                 65,604      65,289
Other                                                                  94,433      93,396
                                                                   ----------  ----------
TOTAL                                                               2,077,689   1,928,320
                                                                   ----------  ----------

Long-term debt                                                      1,959,413   1,959,288
Preferred stock with sinking fund                                      22,077      24,327
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     85,000      85,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                   47,327      47,327
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2003 and 2002          114,055     114,055
Paid-in capital                                                     1,157,459   1,157,459
Retained earnings                                                     453,111     449,929
Accumulated other comprehensive income                                  2,095       3,286
                                                                   ----------  ----------
TOTAL                                                               1,774,047   1,772,056
                                                                   ----------  ----------

Commitments and Contingencies

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $6,430,859  $6,507,857
                                                                   ==========  ==========
See Notes to Respective Financial Statements.

                          ENTERGY GULF STATES, INC.
        STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
           For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                                       Three Months Ended
                                                                    2003                 2002
                                                                          (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                      $449,929              $371,939
    Add  - Earnings applicable to common stock                 10,582   $10,582      26,804   $26,804
    Deduct:
        Dividends declared on common stock                      7,400                14,800
        Capital stock and other expenses                            -                    58
                                                             --------              --------
              Total                                             7,400                14,858
                                                             --------              --------
Retained Earnings - End of period                            $453,111              $383,885
                                                             ========              ========
            ACCUMULATED OTHER COMPREHENSIVE
                 INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes         $3,286                   $ -

Net derivative instrument fair value changes
  arising during the period                                    (1,191)   (1,191)          -         -
                                                             --------    ------    --------   -------
Balance at end of period:
  Accumulated derivative instrument fair value changes         $2,095                   $ -
                                                             ========    ------    ========   -------
Comprehensive Income                                                     $9,391               $26,804
                                                                         ======               =======

See Notes to Respective Financial Statements.

                           ENTERGY GULF STATES, INC.
                          SELECTED OPERATING RESULTS
              For the Three Months Ended March 31, 2003 and 2002
                                 (Unaudited)

                                                   Increase/
          Description             2003      2002   (Decrease)    %
                                     (In Millions)
Electric Operating Revenues:
  Residential                    $ 161.1  $ 144.8     $ 16.3    11
  Commercial                       120.9    108.9       12.0    11
  Industrial                       172.8    144.0       28.8    20
  Governmental                       8.9      7.7        1.2    16
                                 ---------------------------
    Total retail                   463.7    405.4       58.3    14
  Sales for resale
     Associated companies           11.3      4.5        6.8   151
     Non-associated companies       41.7     27.8       13.9    50
  Other                             39.5      9.6       29.9   311
                                 ---------------------------
    Total                        $ 556.2  $ 447.3    $ 108.9    24
                                 ===========================
Billed Electric Energy
 Sales (GWh):
  Residential                      2,223    2,102        121     6
  Commercial                       1,841    1,776         65     4
  Industrial                       3,658    3,644         14     -
  Governmental                       122      111         11    10
                                 ---------------------------
    Total retail                   7,844    7,633        211     3
  Sales for resale
     Associated companies            170      104         66    63
     Non-associated companies        974    1,057        (83)   (8)
                                 ---------------------------
    Total                          8,988    8,794        194     2
                                 ===========================

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Income

Operating income increased by $13.5 million compared to 2002 primarily due to an increase of $11.3 in the price applied to unbilled sales.

Other Impacts on Earnings

Other income and interest charges increased earnings by $7.1 million compared to 2002 primarily due to:

    an increase in interest income of $2.9 million primarily due to interest earned on money pool investments as a result of Entergy Louisiana being a lender to the money pool in the first quarter of 2003 compared to a borrower in the first quarter of 2002; and
    a decrease in interest on long-term debt of $2.7 million due to the refinancing and net redemption of $140 million of First Mortgage Bonds in 2002.

Income Taxes

The effective income tax rates for the first quarters of 2003 and 2002 were 38.2% and 41.4%, respectively. The differences in the effective income tax rates in 2003 and 2002 versus the federal statutory rate of 35.0% are primarily due to state income taxes and book and tax timing differences related to depreciation.

Other Income Statement Variances

Operating revenues increased $92.4 million primarily due to an increase in fuel recovery revenues due to higher fuel rates. Fuel and purchased power expenses increased $79.3 million primarily due to increases in the market prices of natural gas and purchased power.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 311,800	$ 42,408

Cash flow provided by (used in):
Operating activities	(126,060)	101,603
Investing activities	(41,878)	(42,442)
Financing activities	(47,784)	(88,171)
Net decrease in cash and cash equivalents	(215,722)	(29,010)

Cash and cash equivalents at end of period	$ 96,078	$ 13,398

Operating Activities

Cash flow from operations decreased $227.7 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to money pool activity. Entergy Louisiana's receivables from or (payables) to the money pool were as follows:

March 31, 2003	December 31, 2002	March 31, 2002	December 31, 2001
(In Thousands)
$201,679	$18,854	($40,176)	$3,812

Money pool activity decreased Entergy Louisiana's operating cash flows by $182.8 million in the first quarter of 2003. In the first quarter of 2002, money pool activity increased Entergy Louisiana's operating cash flows by $44.0 million. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Financing Activities

The decrease of $40.4 million in net cash used by financing activities for the first quarter of 2003 compared to the first quarter of 2002 was primarily due to the net retirement of $50.5 million more of long-term debt in the first quarter of 2002 than in 2003, partially offset by an increase in common stock dividends paid of $10.1 million.

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. The following is an update to the Form 10-K.

As discussed in the Form 10-K, Entergy Louisiana has a 364-day credit facility in the amount of $15 million that expires on May 31, 2003. It is expected that this facility will be renewed prior to expiration.

Significant Factors and Known Trends

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state rate regulation, System Agreement proceedings, industrial and commercial customers, market and credit risks, nuclear matters, environmental risks, and litigation risks.

Critical Accounting Estimates

See "Management's Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs and pension and other retirement costs.

SFAS 143

As discussed in the Form 10-K, Entergy Louisiana implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The net effect of implementing this standard for Entergy Louisiana was recorded as a regulatory asset, with no resulting impact on Entergy Louisiana's net income. Assets and liabilities increased by approximately $305 million in 2003 as a result of recording the asset retirement obligation at its fair value of $305 million as determined under SFAS 143, increasing total utility plant by $99 million, reducing accumulated depreciation by $82 million, and recording the related regulatory asset of $124 million.

                          ENTERGY LOUISIANA, INC.
                             INCOME STATEMENTS
             For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                             2003        2002
                                                               (In Thousands)

                   OPERATING REVENUES
Domestic electric                                           $462,361   $369,963
                                                            --------   --------
                   OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 70,308     62,980
   Purchased power                                           151,687     79,763
   Nuclear refueling outage expenses                           2,745      3,050
   Other operation and maintenance                            74,968     78,466
Decommissioning                                                5,142      2,606
Taxes other than income taxes                                 16,724     18,433
Depreciation and amortization                                 47,832     45,462
Other regulatory charges - net                                 3,593      3,315
                                                            --------   --------
TOTAL                                                        372,999    294,075
                                                            --------   --------

OPERATING INCOME                                              89,362     75,888
                                                            --------   --------

                      OTHER INCOME
Allowance for equity funds used during construction            1,535      1,068
Interest and dividend income                                   3,142        235
Miscellaneous - net                                           (1,132)      (879)
                                                            --------   --------
TOTAL                                                          3,545        424
                                                            --------   --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                    20,707     23,441
Other interest - net                                             829      1,839
Distributions on preferred securities of subsidiary            1,575      1,575
Allowance for borrowed funds used during construction         (1,112)      (861)
                                                            --------   --------
TOTAL                                                         21,999     25,994
                                                            --------   --------

INCOME BEFORE INCOME TAXES                                    70,908     50,318

Income taxes                                                  27,101     20,824
                                                            --------   --------

NET INCOME                                                    43,807     29,494

Preferred dividend requirements and other                      1,678      1,678
                                                            --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $42,129    $27,816
                                                            ========   ========
See Notes to Respective Financial Statements.

                            ENTERGY LOUISIANA, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                                  2003        2002
                                                                   (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                       $43,807     $29,494
Noncash items included in net income:
  Other regulatory charges - net                                   3,593       3,315
  Depreciation, amortization, and decommissioning                 52,974      48,068
  Deferred income taxes and investment tax credits                22,474       5,682
  Allowance for equity funds used during construction             (1,535)     (1,068)
Changes in working capital:
  Receivables                                                   (162,170)     10,151
  Accounts payable                                               (27,969)     14,999
  Taxes accrued                                                   20,214      26,918
  Interest accrued                                                (4,153)    (11,121)
  Deferred fuel costs                                            (77,511)    (28,606)
  Other working capital accounts                                  (8,370)      2,549
Provision for estimated losses and reserves                        2,369         755
Changes in other regulatory assets                                22,819       7,705
Other                                                            (12,602)     (7,238)
                                                                --------    --------
Net cash flow provided by (used in) operating activities        (126,060)    101,603
                                                                --------    --------

                  INVESTING ACTIVITIES
Construction expenditures                                        (39,122)    (44,156)
Allowance for equity funds used during construction                1,535       1,068
Nuclear fuel purchases                                                 -     (39,762)
Proceeds from sale/leaseback of nuclear fuel                           -      39,762
Decommissioning trust contributions and realized
    change in trust assets                                        (4,291)     (5,506)
Changes in other temporary investments - net                           -       6,152
                                                                --------    --------
Net cash flow used in investing activities                       (41,878)    (42,442)
                                                                --------    --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                           -     145,275
Retirement of long-term debt                                     (33,206)   (228,968)
Dividends paid:
  Common stock                                                   (12,900)     (2,800)
  Preferred stock                                                 (1,678)     (1,678)
                                                                --------    --------
Net cash flow used in financing activities                       (47,784)    (88,171)
                                                                --------    --------

Net decrease in cash and cash equivalents                       (215,722)    (29,010)

Cash and cash equivalents at beginning of period                 311,800      42,408
                                                                --------    --------

Cash and cash equivalents at end of period                       $96,078     $13,398
                                                                ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                           $26,489     $36,460
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                  ($4,178)    ($1,457)

See Notes to Respective Financial Statements.

                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                                 ASSETS
                 March 31, 2003 and December 31, 2002
                               (Unaudited)

                                                                       2003        2002
                                                                        (In Thousands)

                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $8,543      $15,130
  Temporary cash investments - at cost,
    which approximates market                                           87,535      296,670
                                                                    ----------   ----------
        Total cash and cash equivalents                                 96,078      311,800
                                                                    ----------   ----------
Accounts receivable:
  Customer                                                              86,392       95,009
  Allowance for doubtful accounts                                       (4,145)      (4,090)
  Associated companies                                                 208,406       30,722
  Other                                                                 10,369       17,949
  Accrued unbilled revenues                                            105,208      104,470
                                                                    ----------   ----------
    Total accounts receivable                                          406,230      244,060
                                                                    ----------   ----------
Deferred fuel costs                                                     51,909            -
Accumulated deferred income taxes                                            -        4,400
Materials and supplies - at average cost                                77,781       78,327
Deferred nuclear refueling outage costs                                  7,275       10,017
Prepayments and other                                                  107,735      117,720
                                                                    ----------   ----------
TOTAL                                                                  747,008      766,324
                                                                    ----------   ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                    14,230       14,230
Decommissioning trust funds                                            125,166      125,054
Non-utility property - at cost (less accumulated depreciation)          21,443       21,489
                                                                    ----------   ----------
TOTAL                                                                  160,839      160,773
                                                                    ----------   ----------

                      UTILITY PLANT
Electric                                                             5,683,016    5,557,776
Property under capital lease                                           249,328      241,071
Construction work in progress                                          149,749      147,122
Nuclear fuel under capital lease                                        43,075       50,893
                                                                    ----------   ----------
TOTAL UTILITY PLANT                                                  6,125,168    5,996,862
Less - accumulated depreciation and amortization                     2,609,855    2,651,336
                                                                    ----------   ----------
UTILITY PLANT - NET                                                  3,515,313    3,345,526
                                                                    ----------   ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                      158,209      157,642
  Unamortized loss on reacquired debt                                   25,369       25,846
  Other regulatory assets                                              221,549      119,359
Long-term receivables                                                    1,511        1,511
Other                                                                   26,382       26,007
                                                                    ----------   ----------
TOTAL                                                                  433,020      330,365
                                                                    ----------   ----------

TOTAL ASSETS                                                        $4,856,180   $4,602,988
                                                                    ==========   ==========
See Notes to Respective Financial Statements.

                           ENTERGY LOUISIANA, INC.
                                BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2003 and December 31, 2002
                                 (Unaudited)

                                                                              2003        2002
                                                                               (In Thousands)

                      CURRENT LIABILITIES
Currently maturing long-term debt                                            $277,968    $296,366
Accounts payable:
  Associated companies                                                         33,132      54,622
  Other                                                                       112,937     119,416
Customer deposits                                                              64,383      63,255
Accumulated deferred income taxes                                              22,057           -
Interest accrued                                                               26,400      30,553
Deferred fuel costs                                                                 -      25,602
Obligations under capital leases                                               33,927      33,927
Other                                                                           6,384       8,941
                                                                           ----------  ----------
TOTAL                                                                         577,188     632,682
                                                                           ----------  ----------

             DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                         1,691,953   1,695,570
Accumulated deferred investment tax credits                                   105,218     106,539
Obligations under capital leases                                                9,148      16,966
Other regulatory liabilities                                                    5,210       6,601
Decommissioning                                                               309,871           -
Accumulated provisions                                                         76,709      74,340
Other                                                                          91,625      95,504
                                                                           ----------  ----------
TOTAL                                                                       2,289,734   1,995,520
                                                                           ----------  ----------

Long-term debt                                                                815,431     830,188
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                             70,000      70,000

                      SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                          100,500     100,500
Common stock, no par value, authorized 250,000,000
  shares; issued 165,173,180 shares in 2003 and 2002                        1,088,900   1,088,900
Capital stock expense and other                                                (1,718)     (1,718)
Retained earnings                                                              36,145       6,916
Less - treasury stock, at cost (18,202,573 shares in 2003 and 2002)           120,000     120,000
                                                                           ----------  ----------
TOTAL                                                                       1,103,827   1,074,598
                                                                           ----------  ----------

Commitments and Contingencies

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,856,180  $4,602,988
                                                                           ==========  ==========
See Notes to Respective Financial Statements.

                         ENTERGY LOUISIANA, INC.
                        SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 2003 and 2002
                               (Unaudited)

                                                      Increase/
           Description               2003      2002   (Decrease)      %
                                      (In Millions)
Electric Operating Revenues:
  Residential                       $ 151.0  $ 119.4      $ 31.6       26
  Commercial                           99.4     81.0        18.4       23
  Industrial                          164.0    129.5        34.5       27
  Governmental                          9.9      8.0         1.9       24
                                    ----------------------------
    Total retail                      424.3    337.9        86.4       26
  Sales for resale
     Associated companies              23.7      3.3        20.4      618
     Non-associated companies           3.6      3.3         0.3        9
  Other                                10.8     25.4       (14.6)     (57)
                                    ----------------------------
    Total                           $ 462.4  $ 369.9     $  92.5       25
                                    ============================
Billed Electric Energy
 Sales (GWh):
  Residential                         2,015    1,922          93        5
  Commercial                          1,257    1,222          35        3
  Industrial                          3,290    3,578        (288)      (8)
  Governmental                          130      128           2        2
                                    ----------------------------
    Total retail                      6,692    6,850        (158)      (2)
  Sales for resale
     Associated companies               296       85         211      248
     Non-associated companies            43       53         (10)     (19)
                                    ----------------------------
    Total                             7,031    6,988          43        1
                                    ============================

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Income

Operating income increased $13.2 million primarily due to:

    increased revenue of $8.6 million due to the base rate increase effective January 2003. The rate increase is discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K;

    sales growth of $4.4 million due to increased electricity usage of 176 GWh in the residential and commercial sectors; and
    decreased other operation and maintenance expenses of $5.2 million primarily due to a decrease in plant maintenance costs due to outage costs at fossil plants in 2002.

Other Impacts on Earnings

Interest expense decreased earnings by $1.7 million primarily due to increased interest expense on long-term debt as a result of the net issuance of $110 million of long-term debt in 2002, partially offset by the net retirement of $80 million of long-term debt in the first quarter of 2003. Entergy Mississippi issued $75 million of 6.0% Series First Mortgage Bonds in October 2002 and $100 million of 7.25% Series First Mortgage Bonds in November 2002 and retired $65 million of 6.875% Series First Mortgage Bonds in June 2002. Entergy Mississippi issued $100 million of 5.15% Series First Mortgage Bonds in January 2003 and $100 million of 4.35% Series First Mortgage Bonds in March 2003 and retired $120 million of 7.75% Series First Mortgage Bonds, $65 million of 6.625% Series First Mortgage Bonds, $25 million of 8.25% Series First Mortgage Bonds, and $70 million of 6.25% Series First Mortgage Bonds in February 2003.

Income Taxes

The effective income tax rates for the first quarters of 2003 and 2002 were 33.8% and 32.8%, respectively.

Other Income Statement Variances

Operating revenues increased $35.7 million primarily due to the base rate increase and the increased electricity usage discussed above, as well as the following:

    increased Grand Gulf rate rider revenue of $11.4 million due to a higher rate which became effective in October 2002; and
    increased fuel cost recovery revenues of $7.7 million due to higher fuel factors resulting from increases in the market prices of natural gas and purchased power. This increase is offset by increased fuel and purchased power expenses of $9.0 million due to increases in the market prices of natural gas and purchased power.

Other regulatory charges increased $17.8 million primarily due to an over-recovery of Grand Gulf 1-related costs as a result of a higher rider implemented in October 2002.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 147,721	$ 54,048

Cash flow provided by (used in):
Operating activities	(44,616)	4,316
Investing activities	(24,200)	(19,900)
Financing activities	(60,645)	(2,542)
Net decrease in cash and cash equivalents	(129,461)	(18,126)

Cash and cash equivalents at end of period	$ 18,260	$ 35,922

Operating Activities

Cash flow from operations decreased $49.0 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the effect of higher fuel costs. Money pool activity also decreased operating cash flow due to Entergy Mississippi being in a greater lending position in the money pool in 2003 compared to 2002.

Entergy Mississippi's receivables from the money pool were as follows:

March 31, 2003	December 31, 2002	March 31, 2002	December 31, 2001
(In Thousands)
$20,038	$8,702	$10,939	$11,505

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Cash used in investing activities increased $4.3 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to other temporary cash investments of $18.6 million made in 2001 that provided cash in 2002 when they matured. The increase was offset by decreased construction expenditures of $14.5 million due to the completion of various fossil generation projects in 2002.

Financing Activities

Net cash flow used in financing activities increased $58.1 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the net retirement of $81.5 million of first mortgage bonds in 2003, partially offset by $25 million drawn on Entergy Mississippi's credit facility as of March 31, 2003.

In January 2003, Entergy Mississippi issued $100 million of 5.15% Series First Mortgage Bonds due February 2013. The net proceeds were used to redeem, at maturity, a portion of the $120 million 7.75% Series First Mortgage Bonds due February 2003, and to redeem, prior to maturity, the $65 million 6.625% Series First Mortgage Bonds due November 2003 and the $25 million 8.25% Series First Mortgage Bonds due July 2004.

In February 2003, Entergy Mississippi retired, at maturity, $70 million of 6.25% Series First Mortgage Bonds using a portion of the proceeds from the $75 million of 6% Series First Mortgage Bonds issued in October 2002.

In March 2003, Entergy Mississippi issued $100 million of 4.35% Series First Mortgage Bonds due April 2008. The proceeds from this issuance are being used for general corporate purposes, including the retirement of short-term indebtedness and working capital needs. Higher fuel costs in the first quarter of 2003 contributed to the working capital needs.

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. The following is an update to the Form 10-K.

Entergy Mississippi has a 364-day credit facility that expires May 31, 2003 of which $25 million was drawn at March 31, 2003. It is expected that this facility will be renewed prior to expiration.

Significant Factors and Known Trends

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, System Agreement proceedings, market and credit risks, state and local regulatory risks, and litigation risks.

Critical Accounting Estimates

See "Management's Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for pension and other retirement costs.

                         ENTERGY MISSISSIPPI, INC.
                             INCOME STATEMENTS
            For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                             2003       2002
                                                               (In Thousands)

                   OPERATING REVENUES
Domestic electric                                          $227,369   $191,690
                                                           --------   --------
                   OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                31,953     50,568
   Purchased power                                          102,948     75,336
   Other operation and maintenance                           35,712     40,900
Taxes other than income taxes                                11,147     11,733
Depreciation and amortization                                15,027     13,506
Other regulatory charges (credits) - net                        486    (17,281)
                                                           --------   --------
TOTAL                                                       197,273    174,762
                                                           --------   --------

OPERATING INCOME                                             30,096     16,928
                                                           --------   --------

                      OTHER INCOME
Allowance for equity funds used during construction             797      1,069
Interest and dividend income                                    360      1,042
Miscellaneous - net                                            (937)      (734)
                                                           --------   --------
TOTAL                                                           220      1,377
                                                           --------   --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                   11,634      9,962
Other interest - net                                            803        621
Allowance for borrowed funds used during construction          (729)      (946)
                                                           --------   --------
TOTAL                                                        11,708      9,637
                                                           --------   --------

INCOME BEFORE INCOME TAXES                                   18,608      8,668

Income taxes                                                  6,292      2,839
                                                           --------   --------

NET INCOME                                                   12,316      5,829

Preferred dividend requirements and other                       842        842
                                                           --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                $11,474     $4,987
                                                           ========   ========
See Notes to Respective Financial Statements.

                            ENTERGY MISSISSIPPI, INC.
                            STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                  2003        2002
                                                                   (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                        $12,316       $5,829
Noncash items included in net income:
  Other regulatory charges (credits) - net                            486      (17,281)
  Depreciation and amortization                                    15,027       13,506
  Deferred income taxes and investment tax credits                 10,736       (3,752)
  Allowance for equity funds used during construction                (797)      (1,069)
Changes in working capital:
  Receivables                                                      (3,396)      11,193
  Fuel inventory                                                      126        1,916
  Accounts payable                                                (29,955)     (10,177)
  Taxes accrued                                                   (20,908)     (15,896)
  Interest accrued                                                 (8,519)        (822)
  Deferred fuel costs                                             (17,543)      14,548
  Other working capital accounts                                     (454)      (4,666)
Provision for estimated losses and reserves                        (1,034)        (524)
Changes in other regulatory assets                                 (1,918)     (12,599)
Other                                                               1,217       24,110
                                                                 --------     --------
Net cash flow provided by (used in) operating activities          (44,616)       4,316
                                                                 --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                         (24,997)     (39,535)
Allowance for equity funds used during construction                   797        1,069
Changes in other temporary investments - net                            -       18,566
                                                                 --------     --------
Net cash flow used in investing activities                        (24,200)     (19,900)
                                                                 --------     --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                      198,497            -
Retirement of long-term debt                                     (280,000)           -
Changes in short-term borrowings, net                              25,000            -
Dividends paid:
  Common stock                                                     (3,300)      (1,700)
  Preferred stock                                                    (842)        (842)
                                                                 --------     --------
Net cash flow used in financing activities                        (60,645)      (2,542)
                                                                 --------     --------

Net decrease in cash and cash equivalents                        (129,461)     (18,126)

Cash and cash equivalents at beginning of period                  147,721       54,048
                                                                 --------     --------

Cash and cash equivalents at end of period                        $18,260      $35,922
                                                                 ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $20,409      $10,806

See Notes to Respective Financial Statements.

                          ENTERGY MISSISSIPPI, INC.
                               BALANCE SHEETS
                                   ASSETS
                    March 31, 2003 and December 31, 2002
                                 (Unaudited)

                                                                  2003          2002
                                                                   (In Thousands)

                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                              $9,563      $10,782
  Temporary cash investments - at cost,
    which approximates market                                        8,697      136,939
                                                                ----------   ----------
        Total cash and cash equivalents                             18,260      147,721
                                                                ----------   ----------
Accounts receivable:
  Customer                                                          48,102       52,480
  Allowance for doubtful accounts                                   (1,689)      (1,633)
  Associated companies                                              23,150       11,978
  Other                                                              6,095        6,434
  Accrued unbilled revenues                                         26,457       29,460
                                                                ----------   ----------
    Total accounts receivable                                      102,115       98,719
                                                                ----------   ----------
Deferred fuel costs                                                 55,720       38,177
Accumulated deferred income taxes                                      371        7,822
Fuel inventory - at average cost                                     5,526        5,652
Materials and supplies - at average cost                            18,883       18,650
Prepayments and other                                               21,403       18,777
                                                                ----------   ----------
TOTAL                                                              222,278      335,518
                                                                ----------   ----------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                 5,531        5,531
Non-utility property - at cost (less accumulated depreciation)       6,562        6,594
                                                                ----------   ----------
TOTAL                                                               12,093       12,125
                                                                ----------   ----------

                    UTILITY PLANT
Electric                                                         2,096,988    2,076,828
Property under capital lease                                           165          175
Construction work in progress                                      106,105      102,783
                                                                ----------   ----------
TOTAL UTILITY PLANT                                              2,203,258    2,179,786
Less - accumulated depreciation and amortization                   781,480      768,609
                                                                ----------   ----------
UTILITY PLANT - NET                                              1,421,778    1,411,177
                                                                ----------   ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                   18,700       18,250
  Unamortized loss on reacquired debt                               12,571       12,756
  Other regulatory assets                                           25,136       23,668
Other                                                               20,853       18,878
                                                                ----------   ----------
TOTAL                                                               77,260       73,552
                                                                ----------   ----------

TOTAL ASSETS                                                    $1,733,409   $1,832,372
                                                                ==========   ==========
See Notes to Respective Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   March 31, 2003 and December 31, 2002
                                (Unaudited)

                                                                     2003        2002
                                                                       (In Thousands)

                  CURRENT LIABILITIES
Currently maturing long-term debt                                        $ -    $255,000
Notes payable                                                         25,000           -
Accounts payable:
  Associated companies                                                42,669      50,973
  Other                                                               17,049      38,700
Customer deposits                                                     35,176      33,264
Taxes accrued                                                              -      20,908
Interest accrued                                                      11,175      19,694
Obligations under capital leases                                          39          39
Other                                                                  2,563       2,070
                                                                  ----------  ----------
TOTAL                                                                133,671     420,648
                                                                  ----------  ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                  296,132     292,809
Accumulated deferred investment tax credits                           16,146      16,497
Obligations under capital leases                                         126         136
Accumulated provisions                                                 6,979       8,013
Other                                                                 54,599      51,670
                                                                  ----------  ----------
TOTAL                                                                373,982     369,125
                                                                  ----------  ----------

Long-term debt                                                       685,087     510,104

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  50,381      50,381
Common stock, no par value, authorized 15,000,000
   shares; issued and outstanding 8,666,357 shares in
   2003 and 2002                                                     199,326     199,326
Capital stock expense and other                                          (59)        (59)
Retained earnings                                                    291,021     282,847
                                                                  ----------  ----------
TOTAL                                                                540,669     532,495
                                                                  ----------  ----------

Commitments and Contingencies

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,733,409  $1,832,372
                                                                  ==========  ==========
See Notes to Respective Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                        SELECTED OPERATING RESULTS
           For the Three Months Ended March 31, 2003 and 2002
                                 (Unaudited)

                                                      Increase/
           Description               2003      2002   (Decrease)       %
                                      (In Millions)
Electric Operating Revenues:
  Residential                        $ 89.3   $ 73.0      $ 16.3      22
  Commercial                           75.4     64.1        11.3      18
  Industrial                           40.1     36.2         3.9      11
  Governmental                          7.7      6.4         1.3      20
                                     ---------------------------
    Total retail                      212.5    179.7        32.8      18
  Sales for resale
     Associated companies               4.9      5.2        (0.3)     (6)
     Non-associated companies           4.6      3.4         1.2      35
  Other                                 5.4      3.4         2.0      59
                                    ----------------------------
    Total                           $ 227.4  $ 191.7      $ 35.7      19
                                    ============================
Billed Electric Energy
 Sales (GWh):
  Residential                         1,253    1,126         127      11
  Commercial                          1,012      963          49       5
  Industrial                            672      672           0       0
  Governmental                           93       87           6       7
                                     ---------------------------
    Total retail                      3,030    2,848         182       6
  Sales for resale
     Associated companies                18       45         (27)    (60)
     Non-associated companies            70       47          23      49
                                     ---------------------------
    Total                             3,118    2,940         178       6
                                     ===========================

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Loss

Entergy New Orleans' operating loss was slightly higher in the first quarter of 2003 compared to the first quarter of 2002. Although accruals for potential rate actions and refunds were lower by $7.2 million in the first quarter of 2003, the effect on operating loss was offset by the following:

    a decrease of $3.8 million in revenue from unbilled sales primarily due to a decrease in the volume of unbilled sales; and
    increased other operation and maintenance expenses of $1.5 million primarily due to an increase in plant maintenance expense due to higher outage costs at a fossil plant in 2003.

Income Taxes

The effective income tax rates for the first quarters of 2003 and 2002 were 34.9% and 33.8%, respectively.

Other Income Statement Variances

Operating revenues increased $38.0 million primarily due to increased fuel cost recovery revenues of $11.9 million and increased gas revenue of $22.4 million. Corresponding to the increase in fuel cost recovery revenues and gas revenue, fuel and purchased power expenses and gas purchased for resale increased $35.4 million. These increases were primarily due to an increase in the market price of natural gas and purchased power.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 66,247	$ 38,184

Cash flow provided by (used in):
Operating activities	(46,776)	(22,890)
Investing activities	(12,410)	1,965
Financing activities	(241)	(241)
Net decrease in cash and cash equivalents	(59,427)	(21,166)

Cash and cash equivalents at end of period	$ 6,820	$ 17,018

Operating Activities

The increase in net cash used in operating activities in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to higher fuel costs. The increase in net cash used was offset by the payment to customers of a portion of the System Energy refund in the first quarter of 2002.

Entergy New Orleans' receivables from the money pool were as follows:

March 31, 2003	December 31, 2002	March 31, 2002	December 31, 2001
(In Thousands)
$11,581	$3,500	$4,192	$9,208

Money pool activity decreased Entergy New Orleans' operating cash flows by $8.1 million in the first quarter of 2003. In the first quarter of 2002, money pool activity increased Entergy New Orleans' operating cash flows by $5.0 million. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

The increase in net cash used in investing activities for the first quarter of 2003 compared to the first quarter of 2002 was primarily due to the maturity of $14.9 million of other temporary investments in the first quarter of 2002.

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of New Orleans' uses and sources of capital.

Significant Factors and Known Trends

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of System Agreement proceedings, market and credit risks, state and local regulatory risks, environmental risks, and litigation risks.

Critical Accounting Estimates

See "Management's Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for pension and other retirement costs.

                         ENTERGY NEW ORLEANS, INC.
                         STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                            2003         2002
                                                              (In Thousands)

                   OPERATING REVENUES
Domestic electric                                           $88,785     $73,223
Natural gas                                                  52,122      29,724
                                                           --------    --------
TOTAL                                                       140,907     102,947
                                                           --------    --------

                   OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                53,494      28,657
   Purchased power                                           46,119      35,509
   Other operation and maintenance                           23,448      21,912
Taxes other than income taxes                                10,350       9,292
Depreciation and amortization                                 7,465       6,843
Other regulatory charges - net                                1,918       2,409
                                                           --------    --------
TOTAL                                                       142,794     104,622
                                                           --------    --------

OPERATING LOSS                                               (1,887)     (1,675)
                                                           --------    --------

                      OTHER INCOME
Allowance for equity funds used during construction             248         430
Interest and dividend income                                    311         274
Miscellaneous - net                                            (448)       (460)
                                                           --------    --------
TOTAL                                                           111         244
                                                           --------    --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                    4,467       4,468
Other interest - net                                            658         451
Allowance for borrowed funds used during construction          (255)       (394)
                                                           --------    --------
TOTAL                                                         4,870       4,525
                                                           --------    --------

LOSS BEFORE INCOME TAXES                                     (6,646)     (5,956)

Income taxes                                                 (2,319)     (2,016)
                                                           --------    --------

NET LOSS                                                     (4,327)     (3,940)

Preferred dividend requirements and other                       241         241
                                                           --------    --------

LOSS APPLICABLE TO
COMMON STOCK                                                ($4,568)    ($4,181)
                                                           ========    ========
See Notes to Respective Financial Statements.

(Page left blank intentionally)

                           ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)

                                                                  2003         2002
                                                                   (In Thousands)

                  OPERATING ACTIVITIES
Net loss                                                           ($4,327)    ($3,940)
Noncash items included in net loss:
  Other regulatory charges - net                                     1,918       2,409
  Depreciation and amortization                                      7,465       6,843
  Deferred income taxes and investment tax credits                   2,537      (1,829)
  Allowance for equity funds used during construction                 (248)       (430)
Changes in working capital:
  Receivables                                                      (29,384)      9,545
  Fuel inventory                                                     3,259       3,020
  Accounts payable                                                  (7,358)      1,060
  Taxes accrued                                                     (1,999)          -
  Interest accrued                                                  (4,040)     (4,518)
  Deferred fuel costs                                                 (467)     (5,617)
  Other working capital accounts                                    (8,308)    (35,351)
Provision for estimated losses and reserves                         (2,233)         63
Changes in other regulatory assets                                       -          12
Other                                                               (3,591)      5,843
                                                                  --------    --------
Net cash flow used in operating activities                         (46,776)    (22,890)
                                                                  --------    --------

                  INVESTING ACTIVITIES
Construction expenditures                                          (12,658)    (13,324)
Allowance for equity funds used during construction                    248         430
Changes in other temporary investments - net                             -      14,859
                                                                  --------    --------
Net cash flow provided by (used in) investing activities           (12,410)      1,965
                                                                  --------    --------

                  FINANCING ACTIVITIES
Dividends paid:
  Preferred stock                                                     (241)       (241)
                                                                  --------    --------
Net cash flow used in financing activities                            (241)       (241)
                                                                  --------    --------

Net decrease in cash and cash equivalents                          (59,427)    (21,166)

Cash and cash equivalents at beginning of period                    66,247      38,184
                                                                  --------    --------

Cash and cash equivalents at end of period                          $6,820     $17,018
                                                                  ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                              $9,018      $9,306

See Notes to Respective Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                                  ASSETS
                   March 31, 2003 and December 31, 2002
                                (Unaudited)

                                                                 2003         2002
                                                                  (In Thousands)

                   CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                            $1,794      $11,175
  Temporary cash investments - at cost,
    which approximates market                                      5,026       55,072
                                                                --------     --------
        Total cash and cash equivalents                            6,820       66,247
                                                                --------     --------
Accounts receivable:
  Customer                                                        51,470       24,901
  Allowance for doubtful accounts                                 (4,907)      (4,774)
  Associated companies                                            12,902        4,901
  Other                                                            9,396       10,133
  Accrued unbilled revenues                                       16,641       20,957
                                                                --------     --------
    Total accounts receivable                                     85,502       56,118
                                                                --------     --------
Accumulated deferred income taxes                                    288        1,230
Fuel inventory - at average cost                                      25        3,284
Materials and supplies - at average cost                           7,903        7,785
Prepayments and other                                             12,497        4,689
                                                                --------     --------
TOTAL                                                            113,035      139,353
                                                                --------     --------

           OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                               3,259        3,259
                                                                --------     --------

                   UTILITY PLANT
Electric                                                         642,725      627,249
Natural gas                                                      150,997      149,102
Construction work in progress                                     42,974       48,345
                                                                --------     --------
TOTAL UTILITY PLANT                                              836,696      824,696
Less - accumulated depreciation and amortization                 409,684      403,379
                                                                --------     --------
UTILITY PLANT - NET                                              427,012      421,317
                                                                --------     --------

          DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                                502          556
  Other regulatory assets                                         13,904       13,904
Other                                                              5,434        4,855
                                                                --------     --------
TOTAL                                                             19,840       19,315
                                                                --------     --------

TOTAL ASSETS                                                    $563,146     $583,244
                                                                ========     ========
See Notes to Respective Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   March 31, 2003 and December 31, 2002
                              (Unaudited)

                                                                         2003        2002
                                                                          (In Thousands)

                    CURRENT LIABILITIES
Currently maturing long-term debt                                        $30,000         $ -
Accounts payable:
  Associated companies                                                    23,344      23,228
  Other                                                                   29,207      36,681
Customer deposits                                                         17,754      17,634
Taxes accrued                                                                  -       1,999
Interest accrued                                                           2,448       6,488
Deferred fuel costs                                                       14,415      14,882
Other                                                                      9,200       9,702
                                                                        --------    --------
TOTAL                                                                    126,368     110,614
                                                                        --------    --------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                       21,967      22,245
Accumulated deferred investment tax credits                                4,780       4,893
SFAS 109 regulatory liability - net                                       32,759      31,318
Other regulatory liabilities                                                   -       1,311
Accumulated provisions                                                       221       2,454
Other                                                                     33,965      32,776
                                                                        --------    --------
TOTAL                                                                     93,692      94,997
                                                                        --------    --------

Long-term debt                                                           199,212     229,191

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                      19,780      19,780
Common stock, $4 par value, authorized 10,000,000
    shares; issued and outstanding 8,435,900 shares in 2003
    and 2002                                                              33,744      33,744
Paid-in capital                                                           36,294      36,294
Retained earnings                                                         54,056      58,624
                                                                        --------    --------
TOTAL                                                                    143,874     148,442
                                                                        --------    --------

Commitments and Contingencies

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $563,146    $583,244
                                                                        ========    ========
See Notes to Respective Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 2003 and 2002
                               (Unaudited)

                                                               Increase/
               Description                  2003      2002     (Decrease)       %
                                             (In Millions)
Electric Operating Revenues:
  Residential                                $ 32.0    $ 27.2      $ 4.8      18
  Commercial                                   35.0      30.8        4.2      14
  Industrial                                    6.0       4.6        1.4      29
  Governmental                                 14.3      12.5        1.8      14
                                             ---------------------------
    Total retail                               87.3      75.1       12.2      16
  Sales for resale
     Associated companies                       1.7       0.3        1.4     453
     Non-associated companies                   0.5       0.5          -       0
  Other                                        (0.7)     (2.7)       2.0     (74)
                                             ---------------------------
    Total                                    $ 88.8    $ 73.2     $ 15.6      21
                                             ===========================
Billed Electric Energy
 Sales (GWh):
  Residential                                   414       403         11       3
  Commercial                                    500       505         (5)     (1)
  Industrial                                     93        89          4       4
  Governmental                                  225       230         (5)     (2)
                                             ---------------------------
    Total retail                              1,232     1,227          5       0
  Sales for resale
     Associated companies                        22        16          6      38
     Non-associated companies                     8        10         (2)    (20)
                                             ---------------------------
    Total                                     1,262     1,253          9       1
                                             ===========================

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net income decreased $3.0 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to increased other operation and maintenance expenses due to lower nuclear insurance refunds than in prior year combined with an increase in the effective income tax rate. The effective income tax rates for the first quarters of 2003 and 2002 were 43.7% and 40.5%, respectively. The differences in the effective income tax rates in 2003 and 2002 versus the federal statutory rate of 35.0% are primarily due to book and tax timing differences related to depreciation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 113,159	$ 49,579

Cash flow provided by (used in):
Operating activities	122,867	63,376
Investing activities	(201,044)	14,568
Financing activities	(34,875)	(54,491)
Net increase (decrease) in cash and cash equivalents	(113,052)	23,453

Cash and cash equivalents at end of period	$ 107	$ 73,032

Operating Activities

Cash flow from operations increased $59.5 million in the first quarter of 2003 compared to the first quarter of 2002 primarily due to money pool activity. System Energy's receivables from or (payables) to the money pool were as follows:

March 31, 2003	December 31, 2002	March 31, 2002	December 31, 2001
(In Thousands)
($54,344)	$7,046	$29,686	$13,853

Money pool activity increased System Energy's operating cash flows by $61.4 million in the first quarter of 2003. System Energy's cash balance is currently very low as a result of providing the cash collateral discussed below in "investing activities," and it also borrowed money from the money pool in the first quarter 2003 as a result.  Going forward, management expects System Energy to meet its working capital needs with operating cash flow, and it also has sufficient additional borrowing capacity from the money pool for its foreseeable working capital needs, if necessary. System Energy has historically generated positive cash flow from operations and management expects System Energy's balance payable to the money pool to decline over the remainder of 2003. In the first quarter of 2002, money pool activity decreased System Energy's operating cash flows by $15.8 million. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Investing activities used cash in the first quarter of 2003 compared to providing a small amount of cash in the first quarter of 2002 primarily due to cash collateral of $193 million provided in March 2003. System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit with new three-year letters of credit totaling approximately $198 million that are backed by cash collateral.

Financing Activities

The decrease of $19.6 million in net cash used by financing activities for the first quarter of 2003 compared to the first quarter of 2002 was primarily due to a decrease of $19.5 million in the January principal payment made on the Grand Gulf 1 sale-leaseback.

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital.

Significant Factors and Known Trends

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of market and credit risks, nuclear matters, litigation risks, and environmental risks.

Critical Accounting Estimates

See "Management's Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and pension and other retirement costs.

SFAS 143

As discussed in the Form 10-K, System Energy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The net effect of implementing this standard for System Energy was recorded as a regulatory asset, with no resulting impact on System Energy's net income. Assets and liabilities increased by approximately $138 million in 2003 as a result of recording the asset retirement obligation at its fair value of $292 million as determined under SFAS 143, reversing the previously recorded decommissioning liability of $154 million, increasing utility plant by $82 million, increasing accumulated depreciation by $36 million, and recording the related regulatory asset of $92 million.

                        SYSTEM ENERGY RESOURCES, INC.
                             INCOME STATEMENTS
             For the Three Months Ended March 31, 2003 and 2002
                                (Unaudited)

                                                           2003         2002
                                                             (In Thousands)

                 OPERATING REVENUES
Domestic electric                                         $141,985     $142,330
                                                          --------     --------
                 OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               10,178        9,604
   Nuclear refueling outage expenses                         2,992        2,620
   Other operation and maintenance                          20,746       19,213
Decommissioning                                              5,450        4,014
Taxes other than income taxes                                5,974        6,716
Depreciation and amortization                               26,588       27,297
Other regulatory charges - net                              14,318       12,926
                                                          --------     --------
TOTAL                                                       86,246       82,390
                                                          --------     --------

OPERATING INCOME                                            55,739       59,940
                                                          --------     --------

                    OTHER INCOME
Allowance for equity funds used during construction            269          550
Interest and dividend income                                 1,926          480
Miscellaneous - net                                           (574)        (361)
                                                          --------     --------
TOTAL                                                        1,621          669
                                                          --------     --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                  14,701       15,107
Other interest - net                                           573          785
Allowance for borrowed funds used during construction          (95)        (232)
                                                          --------     --------
TOTAL                                                       15,179       15,660
                                                          --------     --------

INCOME BEFORE INCOME TAXES                                  42,181       44,949

Income taxes                                                18,446       18,222
                                                          --------     --------

NET INCOME                                                 $23,735      $26,727
                                                          ========     ========

See Notes to Respective Financial Statements.

(Page left blank intentionally)

                         SYSTEM ENERGY RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2003 and 2002
                                 (Unaudited)

                                                                   2003        2002
                                                                    (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                         $23,735     $26,727
Noncash items included in net income:
  Other regulatory charges - net                                    14,318      12,926
  Depreciation, amortization, and decommissioning                   32,038      31,311
  Deferred income taxes and investment tax credits                  (7,946)    (12,124)
  Allowance for equity funds used during construction                 (269)       (550)
Changes in working capital:
  Receivables                                                       21,795      (3,000)
  Accounts payable                                                  47,190      (1,192)
  Taxes accrued                                                     11,235      14,918
  Interest accrued                                                 (25,951)    (28,374)
  Other working capital accounts                                    (1,940)     (1,338)
Provision for estimated losses and reserves                           (298)       (273)
Changes in other regulatory assets                                   9,045       8,646
Other                                                                  (85)     15,699
                                                                  --------    --------
Net cash flow provided by operating activities                     122,867      63,376
                                                                  --------    --------

                  INVESTING ACTIVITIES
Construction expenditures                                           (2,697)     (7,551)
Allowance for equity funds used during construction                    269         550
Decommissioning trust contributions and realized
    change in trust assets                                          (5,669)       (785)
Changes in other temporary investments - net                             -      22,354
Increase in other investments                                     (192,947)          -
                                                                  --------    --------
Net cash flow provided by (used in) investing activities          (201,044)     14,568
                                                                  --------    --------

                  FINANCING ACTIVITIES
Retirement of long-term debt                                       (11,375)    (30,891)
Dividends paid:
  Common stock                                                     (23,500)    (23,600)
                                                                  --------    --------
Net cash flow used in financing activities                         (34,875)    (54,491)
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents              (113,052)     23,453

Cash and cash equivalents at beginning of period                   113,159      49,579
                                                                  --------    --------

Cash and cash equivalents at end of period                            $107     $73,032
                                                                  ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                             $40,283     $43,211
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                    ($5,599)    ($2,428)

See Notes to Respective Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                                   ASSETS
                    March 31, 2003 and December 31, 2002
                                 (Unaudited)

                                                                 2003        2002
                                                                   (In Thousands)

                   CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                              $107      $2,282
  Temporary cash investments - at cost,
    which approximates market                                          -     110,877
                                                              ----------  ----------
        Total cash and cash equivalents                              107     113,159
                                                              ----------  ----------
Accounts receivable:
  Associated companies                                            43,084      64,852
  Other                                                            1,350       1,377
                                                              ----------  ----------
    Total accounts receivable                                     44,434      66,229
                                                              ----------  ----------
Materials and supplies - at average cost                          52,748      51,492
Deferred nuclear refueling outage costs                           12,755      15,666
Prepayments and other                                              4,551       1,319
                                                              ----------  ----------
TOTAL                                                            114,595     247,865
                                                              ----------  ----------

           OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                      139,055     138,985
Other cash investments                                           192,947           -
                                                              ----------  ----------
TOTAL                                                            332,002     138,985
                                                              ----------  ----------

                   UTILITY PLANT
Electric                                                       3,204,949   3,131,945
Property under capital lease                                     465,659     455,229
Construction work in progress                                     29,152      28,128
Nuclear fuel under capital lease                                  71,731      78,991
                                                              ----------  ----------
TOTAL UTILITY PLANT                                            3,771,491   3,694,293
Less - accumulated depreciation and amortization               1,578,494   1,514,921
                                                              ----------  ----------
UTILITY PLANT - NET                                            2,192,997   2,179,372
                                                              ----------  ----------

          DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                124,876     134,895
  Unamortized loss on reacquired debt                             44,243      45,026
  Other regulatory assets                                        237,030     144,076
Other                                                             11,916      11,191
                                                              ----------  ----------
TOTAL                                                            418,065     335,188
                                                              ----------  ----------

TOTAL ASSETS                                                  $3,057,659  $2,901,410
                                                              ==========  ==========
See Notes to Respective Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDER'S EQUITY
                    March 31, 2003 and December 31, 2002
                                (Unaudited)

                                                                 2003          2002
                                                                  (In Thousands)

                CURRENT LIABILITIES
Currently maturing long-term debt                                 $6,348       $11,375
Accounts payable:
  Associated companies                                            56,536         4,851
  Other                                                           22,141        26,636
Taxes accrued                                                     79,635        68,400
Accumulated deferred income taxes                                  6,488         5,322
Interest accrued                                                  16,576        42,527
Obligations under capital leases                                  24,954        24,954
Other                                                              1,565         1,928
                                                              ----------    ----------
TOTAL                                                            214,243       185,993
                                                              ----------    ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued              425,740       439,540
Accumulated deferred investment tax credits                       81,695        82,564
Obligations under capital leases                                  46,777        54,036
Other regulatory liabilities                                     187,448       172,111
Decommissioning                                                  296,109       153,473
Accumulated provisions                                               570           868
Other                                                             30,272        31,927
                                                              ----------    ----------
TOTAL                                                          1,068,611       934,519
                                                              ----------    ----------

Long-term debt                                                   882,337       888,665

                SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
  issued and outstanding 789,350 shares in 2003 and 2002         789,350       789,350
Retained earnings                                                103,118       102,883
                                                              ----------    ----------
TOTAL                                                            892,468       892,233
                                                              ----------    ----------

Commitments and Contingencies

          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $3,057,659    $2,901,410
                                                              ==========    ==========
See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

NOTES TO RESPECTIVE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Nuclear Insurance and Spent Nuclear Fuel (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, and other high-level radioactive waste associated with Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear power plants.

The domestic utility companies' and System Energy's nuclear owner/licensees are members of certain insurance programs, underwritten by Nuclear Electric Insurance Limited (NEIL), that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of April 1, 2003, the domestic utility companies and System Energy were insured against such losses up to $1.6 billion for each of their nuclear units. In addition, certain of the domestic utility companies' and System Energy's nuclear owner/licensees are members of the NEIL insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, the nuclear owner/licensees could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of April 1, 2003, the maximum amounts of such possible assessments were: Entergy Arkansas - $15.0 million; Entergy Gulf States - $12.0 million; Entergy Louisiana - $14.7 million; Entergy Mississippi - $0.1 million; Entergy New Orleans - $0.1 million; and System Energy - $12.2 million.

Nuclear Decommissioning Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear decommissioning costs. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The implementation of this new accounting standard resulted in a remeasurement of these companies' decommissioning liabilities. Additionally, future decommissioning expense under this new standard will represent the accretion of this liability at the applicable discount rate, and will no longer be equal to the amounts collected in rates for decommissioning for the rate-regulated portion of the domestic utility companies and System Energy's nuclear plants, as was the case before the implementation of SFAS 143. The net difference between collections in rates, earnings on the trust funds, and the accretion expense under SFAS 143 will be recorded as a regulatory charge or credit, except for the non-rate regulated portion of River Bend. The table below summarizes the activity in the decommissioning liabilities during the first quarter of 2003:

Environmental Issues

(Entergy Gulf States)

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information related to the designation of Entergy Gulf States as a PRP for the cleanup of certain hazardous waste disposal sites. As of March 31, 2003, a remaining recorded liability of approximately $11.8 million existed related to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.7 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at March 31, 2003 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

City Franchise Ordinances (Entergy New Orleans)

Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties.

Street Lighting Lawsuit (Entergy New Orleans)

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on the lawsuit filed by the City of New Orleans against Entergy New Orleans relating to street lighting maintenance services.

Employment Litigation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

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

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas and Louisiana primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans, as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently there are approximately 320 lawsuits involving just over 7000 claims. Two lawsuits have been filed in Mississippi listing over 1,000 plaintiffs that name many defendants, including entities named as Entergy Power, Inc. and Entergy Power & Light, both of which are alleged to be successors in interest to Mississippi Power and Light. During 2002, 30 cases were resolved ending over 300 claims for just over $1,000,000. Reserves have been established that are expected to be adequate to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the domestic utility companies and System Energy's financial position or results of operation.

NOTE 2. RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the financial statements in the Form 10-K.

Texas (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 21, 2003 hearing, and issued an order on April 28, 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols (a hearing on which was conducted before the PUCT on May 1, 2003); initiating a proceeding to certify an independent organization; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding.

Deferred Fuel Costs

(Entergy Gulf States)

In February 2003 Entergy Gulf States implemented a $54.0 million fuel surcharge to collect under-recovered fuel costs from March through August 2002. The surcharge will be collected through December 2003.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Decommissioning Cost Recovery

As discussed in Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K, the APSC ordered Entergy Arkansas to cease collection of funds to decommission ANO 1 and 2 effective with the calendar year 2001, and approved the continued cessation of collection of funds during 2003. Every five years, Entergy Arkansas is required by the APSC to update the estimated costs to decommission ANO. In March 2003, Entergy Arkansas filed with the APSC its third five-year estimate of ANO decommissioning costs. The updated estimate indicated the current cost to decommission the two ANO units would be $936 million compared to $813 million in the 1997 estimate. The new estimate is currently under review by the APSC and if approved will be used in the next annual determination of the nuclear decommissioning rate rider.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

Recovery of River Bend Costs

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of $1.4 billion of company-wide abeyed River Bend plant costs, which have been held in abeyance since 1988, and subsequent proceedings.

Filings with the LPSC

Annual Earnings Reviews (Entergy Corporation and Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003 the LPSC staff filed testimony in which it recommends that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million. Hearings are scheduled for October 2003.

Formula Rate Plan Filings (Entergy Corporation and Entergy Louisiana)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of proceedings in Entergy Louisiana's second annual performance-based formula rate plan filing made with the LPSC for the 1996 test year. The case was argued before the U.S. Supreme Court during the last week of April 2003 and a decision is pending.

Filings with the City Council (Entergy New Orleans)

Rate Proceedings

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of Entergy New Orleans' cost of service study and revenue requirement filed in May 2002 with the City Council for the 2001 test year, and the agreement in principle presented to the City Council in March 2003. The City Council Utility Cable and Telecommunications Committee voted unanimously to recommend approval of the agreement in principle at a meeting held on May 8, 2003.  The City Council is expected to decide whether to approve the agreement in principle on May 15, 2003.

Natural Gas

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of a resolution adopted in August 2001 by the City Council that ordered Entergy New Orleans to account for $36 million of certain natural gas costs charged to its gas distribution customers from July 1997 through May 2001. The presentation made to the City Council in March 2003 regarding the agreement in principle that would resolve Entergy New Orleans' rate proceeding also included proposed terms for resolution of this proceeding, if approved by the City Council. As discussed in "Rate Proceedings" above, the City Council is expected to decide whether to approve the agreement in principle on May 15, 2003.

Fuel Adjustment Clause Litigation

See "Fuel Adjustment Clause Litigation" in Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers in state court in Orleans Parish and with the City Council regarding certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council.

Purchased Power for Summer 2003 (Entergy Gulf States and Entergy Louisiana)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of proceedings related to power purchases for the summers of 2000, 2001, and 2002. In March 2003, Entergy Louisiana and Entergy Gulf States filed an application with the LPSC for the approval of capacity and energy purchases for the summer of 2003 similar to the applications filed for previous summers. A procedural schedule has not yet been set for that proceeding.

NOTE 3. LONG-TERM DEBT

(Entergy Arkansas)

In March 2003, Entergy Arkansas retired, at maturity, $100 million of 7.72% Series First Mortgage Bonds using the proceeds from the $100 million of 6% Series First Mortgage Bonds issued in November 2002.

In May 2003 Entergy Arkansas issued $150 million of first mortgage bonds with a maturity of 15 years and expects to use the proceeds for general corporate purposes, including repayment of short-term indebtedness and redemption or repayment at maturity of $155 million of first mortgage bonds maturing in October 2003.

(Entergy Gulf States)

In March 2003, Entergy Gulf States retired, at maturity, $33 million of 6.75% Series First Mortgage Bonds and redeemed, prior to maturity, $260 million Floating Rate Series First Mortgage Bonds due June 2003. Proceeds from the $200 million of 5.2% Series First Mortgage Bonds issued in November 2002 and $140 million of 6% Series First Mortgage Bonds issued in November 2002 were used for these redemptions.

(Entergy Mississippi)

In January 2003, Entergy Mississippi issued $100 million of 5.15% Series First Mortgage Bonds due February 2013. The net proceeds were used to redeem, at maturity, a portion of the $120 million 7.75% Series First Mortgage Bonds due February 2003, and to redeem, prior to maturity, the $65 million 6.625% Series First Mortgage Bonds due November 2003 and the $25 million 8.25% Series First Mortgage Bonds due July 2004.

In February 2003, Entergy Mississippi retired, at maturity, $70 million of 6.25% Series First Mortgage Bonds using a portion of the proceeds from the $75 million of 6% Series First Mortgage Bonds issued in October 2002.

In March 2003, Entergy Mississippi issued $100 million of 4.35% Series First Mortgage Bonds due April 2008. The proceeds from this issuance are being used for general corporate purposes, including the retirement of short-term indebtedness and working capital needs. Higher fuel costs in the first quarter of 2003 contributed to the working capital needs.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. As a result of this treatment, SFAS 143 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies and System Energy. Assets and liabilities increased approximately $1.2 billion for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values of $1.2 billion as determined under SFAS 143, increasing utility plant by $332 million, reducing accumulated depreciation by $363 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. If SFAS 143 had been applied by Entergy's regulated utilities during all prior periods, the following impacts would have resulted:

Year Ended December 31, 2000	Year Ended December 31, 2001	1st Quarter 2002	Year Ended December 31, 2002
		(In Thousands, Except Share Data)		
Entergy Arkansas				
Pro forma asset retirement obligations	$466,549	$498,041	N/A	$531,659
Pro forma effect of SFAS 143	$183,292	$205,324		$220,971
Asset retirement obligations actually recorded	$283,257	$292,717	N/A	$310,688
Entergy Louisiana				
Pro forma asset retirement obligations	$251,517	$285,640	N/A	$304,728
Pro forma effect of SFAS 143	$153,696	$174,169		$179,403
Asset retirement obligations actually recorded	$97,821	$111,471	N/A	$125,325
System Energy				
Pro forma asset retirement obligations	$267,410	$270,381	N/A	$290,659
Pro forma effect of SFAS 143	$114,213	$130,278		$137,186
Asset retirement obligations actually recorded	$153,197	$140,103	N/A	$153,473
Entergy Gulf States				
Pro forma asset retirement obligations	$241,311	$259,120	N/A	$278,245
Pro forma effect of SFAS 143	$25,797	$32,977		$41,258
Asset retirement obligations actually recorded	$215,514	$226,143	N/A	$236,987
Earnings applicable to common stock - as reported	$169,190	$174,419	$26,804	$169,190
Pro forma effect of SFAS 143	$3,697	$3,919	$1,182	$3,718
Earnings applicable to common stock - pro forma	$165,493	$170,500	$25,622	$165,472

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

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, for both "Entergy Corporation, Domestic utility companies, and System Energy" and "Entergy Corporation"), Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy.

Item 5. Other Information

Regulatory Investigations Relating to Trading Business

In March 2003 the FERC Staff issued its Final Report on Price Manipulation in Western Markets that identified and raised questions about 61 pairs of gas trades completed by Entergy-Koch Trading. Based on information currently available, these 61 pairs of trades represent less than one-half of one percent of Entergy-Koch Trading's volume and less than one tenth of one percent of Entergy-Koch Trading's revenues for the period under review by FERC had Entergy-Koch recorded revenues for the year ended 2001 on a gross basis. Entergy-Koch adopted the net method of reporting for trading revenues in December 2001.

In April 2003, Entergy-Koch Trading received a subpoena from the Commodity Futures Trading Commission (CFTC), seeking information on gas and power trading activities of Entergy-Koch Trading and affiliated companies, which would include Entergy Power Marketing Corp. (in operation prior to the launch of Entergy-Koch on February 1, 2001). In April 2003, Entergy received an informal inquiry from the SEC requesting information related to "pre-arranged 'round trip' or 'wash' trades" by Entergy, Entergy-Koch or Entergy-Koch Trading in 2001 and 2002.

Entergy intends to cooperate fully with the SEC and the CFTC and both Entergy and Entergy-Koch Trading are continuing to conduct internal reviews of these matters. Because these reviews are ongoing and the data are voluminous, Entergy cannot predict when these reviews will be completed. However, Entergy management does not expect to find anything material to Entergy as a result of these reviews.

Generation

See "PART I, Item 1, Generating Stations" in the Form 10-K for discussion of the request for proposal for supply-side resources issued by Entergy Services in November 2002, and the filings with their respective regulators made by Entergy Louisiana, Entergy New Orleans, and Entergy Arkansas as a result of the proposal process. In the filings with their regulators, Entergy Louisiana, Entergy New Orleans, and Entergy Arkansas are seeking approval to enter into transactions with affiliates. Entergy Louisiana seeks approval to: 1)purchase a 156MW capacity purchase call option from RS Cogen for June 2003 through May 2006; 2)enter a life-of-unit purchase power agreement for approximately 51MW of output from Entergy Power's share of Independence; 3)enter a purchase power agreement with Entergy Gulf States for two-third of the output of the 30% of River Bend formerly owned by Cajun; and 4)enter a life-of-resources purchased power agreement with Entergy Arkansas for approximately 110MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf. Entergy New Orleans seeks approval to: 1)purchase a 50MW capacity purchase call option from RS Cogen for June 2003 through May 2006; 2)enter a life-of-unit purchase power agreement for approximately 50MW of output from Entergy Power's share of Independence; 3)enter a purchase power agreement with Entergy Gulf States for one-third of the output of the 30% of River Bend formerly owned by Cajun; and 4)enter a life-of-resources purchased power agreement with Entergy Arkansas for approximately 110MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf. Entergy Arkansas seeks approval to enter into the life-of-resources purchased power agreements discussed above.

Regarding Entergy Louisiana's filing, the LPSC adopted a procedural schedule that would permit a decision by the end of May 2003 on the resources other than the proposed purchases from Entergy Arkansas and Entergy Gulf States, although at least one party is seeking a delay in that schedule. A procedural schedule for review and approval of the purchases from Entergy Arkansas and Entergy Gulf States has not been established. Regarding Entergy New Orleans' filing and the agreement in principle presented to the City Council, the City Council Utility Cable and Telecommunications Committee voted unanimously to recommend approval of the agreement in principle at a meeting held on May 8, 2003.  The City Council is expected to decide whether to approve the agreement in principle on May 15, 2003. Regarding Entergy Arkansas' filing with the APSC, a procedural schedule has been adopted and a public hearing is scheduled for May 13, 2003.

Entergy has also filed with the FERC the agreements described above. On May 2, 2003, the FERC issued a deficiency letter requesting additional information concerning the solicitation process and the factors used to evaluate bids submitted during the solicitation process. Entergy is in the process of responding to the requests contained in the FERC's letter.

On May 2, 2003, Entergy Services signed a letter of intent to purchase a 725MW plant located near Monroe, Louisiana. The plant is owned by a subsidiary of Cleco Corporation, which submitted a bid in response to Entergy's request for proposals for supply-side resources. Purchase of the plant is subject to regulatory approvals and is not expected to occur before the end of 2003.

Transmission

See "PART I, Item 1, Transmission" in the Form 10-K for discussion of the proposed SeTrans RTO. At this time, management does not expect the proposed SeTrans RTO to become operational before mid-2005.

FERC Notice of Proposed Rulemaking - Standard Market Design

See "PART I, Item 1, FERC Notice of Proposed Rulemaking - Standard Market Design" in the Form 10-K for discussion of FERC's proposed rulemaking to establish a standardized transmission service and wholesale electric market design. In a letter responding to the letters from the retail regulators, the FERC indicated its desire to continue to work with the retail regulators to craft a rule that will address their concerns while at the same time providing the benefits of a fully competitive wholesale market. To further this effort, the FERC has requested a series of meetings with regulators in the Southeast United States to provide a more organized process for working through these issues. Also, on April 28, 2003, the FERC issued its anticipated white paper on SMD issues that was mentioned in the Form 10-K. Entergy continues to study the white paper, but believes that it represents a positive response by the FERC to the concerns raised by members of the industry as well as the retail regulators. While there are still some areas that require clarification, Entergy believes that this clarification can occur as the proposed SeTrans process moves forward.

Generator Operating Limits proceeding

See "PART I, Item 1, Generator Operating Limits proceeding" in the Form 10-K for discussion of Entergy's proposed Generator Operating Limit procedures filed with FERC. Certain intervenors in the proceeding have requested both a stay and a rehearing of FERC's March 13, 2003 order.

System Agreement

See "PART I, Item 1, System Agreement" in the Form 10-K for discussion of the proceeding commenced at FERC by the LPSC and the City Council regarding production cost equalization under the System Agreement. On April 4, 2003, witnesses on behalf of the FERC staff filed testimony in the proceeding suggesting that full production cost equalization should not be adopted by the FERC in this case, and that when measured over a suitably long period, the total production costs of the domestic utility companies were roughly equal and were likely to remain so, given the Entergy System's proposed resource plan.

Regarding the agreement in principle presented by Entergy New Orleans to the City Council on March 13, 2003, the City Council Utility Cable and Telecommunications Committee voted unanimously to recommend approval of the agreement in principle at a meeting held on May 8, 2003.  The City Council is expected to decide whether to approve the agreement in principle on May 15, 2003.

Environmental Regulation

(Entergy Arkansas)

See "PART I, Item 1, Environmental Regulation" in the Form 10-K for information related to the designation of Entergy Arkansas as a PRP for the cleanup of certain hazardous waste disposal sites. Regarding the site near Rison, Arkansas, on April 3, 2003, the Arkansas Supreme Court affirmed the trial court's decision to dismiss the proceeding pending against Entergy Arkansas and other defendants seeking declaratory and injunctive relief holding the defendants liable for having dispensed hazardous substances at the site and requiring remediation.

Regarding the Industrial Pollution Control Site located in Jackson, Mississippi, Entergy Arkansas advised the EPA that virtually all of the materials sent by Entergy Arkansas or its contractors to this site are exempt from the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). On March 24, 2003, the EPA notified Entergy Arkansas that it agreed and was removing Entergy Arkansas from the list of PRPs whom it will pursue.

(Entergy Gulf States)

See "PART I, Item 1, Environmental Regulation" in the Form 10-K for information related to the designation of Entergy Gulf States as a PRP for the cleanup of certain hazardous waste disposal sites. Regarding the Lake Charles Service Center site, an engineered cap was installed over the excavated area in early 2003. The proposed ten-year groundwater monitoring program that was to begin in 2003 has been put on hold by the EPA while other alternatives are explored.

Entergy Gulf States Merger Savings Lawsuit (Entergy Corporation and Entergy Gulf States)

See "Entergy Gulf States Merger Savings Lawsuit" in Item 1 of Part I of the Form 10-K for a discussion of the lawsuit filed against Entergy Corporation and Entergy Gulf States by plaintiffs claiming to be customers of Entergy Gulf States in Texas and class representatives for all other similarly situated customers. The Texas Supreme Court has requested full briefing from the parties on the merits of the petition for mandamus relief filed in January 2003 with the court by Entergy Corporation and Entergy Gulf States.

Fiber Optic Cable Litigation (Entergy Mississippi)

See "Fiber Optic Cable Litigation" in Item 1 of Part I of the Form 10-K for a discussion of the fiber optic cable litigation filed against Entergy Mississippi. The plaintiff has agreed to a dismissal of the lawsuit and the parties are awaiting the issuance of a final order by the court.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	1998	1999	2000	2001	2002	2003

Entergy Arkansas	2.63	2.08	3.01	3.29	2.79	2.97
Entergy Gulf States	1.40	2.18	2.60	2.36	2.49	2.47
Entergy Louisiana	3.18	3.48	3.33	2.76	3.14	3.42
Entergy Mississippi	3.12	2.44	2.33	2.14	2.48	2.63
Entergy New Orleans	2.65	3.00	2.66	(b)	(c)	(d)
System Energy	2.52	1.90	2.41	2.12	3.25	3.23

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends
	Twelve Months Ended
	December 31,					March 31,
	1998	1999	2000	2001	2002	2003

Entergy Arkansas	2.28	1.80	2.70	2.99	2.53	2.67
Entergy Gulf States (a)	1.20	1.86	2.39	2.21	2.40	2.38
Entergy Louisiana	2.75	3.09	2.93	2.51	2.86	3.10
Entergy Mississippi	2.80	2.18	2.09	1.96	2.27	2.41
Entergy New Orleans	2.41	2.74	2.43	(b)	(c)	(d)

(a)	"Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock for the twelve months ended December 31, 1998 and 1999.
(b)

Earnings for the twelve months ended December 31, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.

(c)

Earnings for the twelve months ended December 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

(d)

Earnings for the three months ended March 31, 2003, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $1.3 million and $4.1 million, respectively.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits*
**	4(a) -

Nineteenth Supplemental Indenture, dated as of January 1, 2003, to Entergy Mississippi's Mortgage and Deed of Trust, dated as of February 1, 1988 (filed as Exhibit A-2(d) to Rule 24 Certificate dated February 6, 2003 in File No. 70-9757).

**	4(b) -

Twentieth Supplemental Indenture, dated as of March 1, 2003, to Entergy Mississippi's Mortgage and Deed of Trust, dated as of February 1, 1988 (filed as Exhibit A-2(e) to Rule 24 Certificate dated April 4, 2003 in File No. 70-9757).

	4(c)	Officer's Certificate for Entergy Corporation.

	4(d)	Officer's Certificate for Entergy Corporation.

	10(a)	Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective February 13, 2003.

	10(b)	Amended and Restated Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries, effective January 1, 2003.

	99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

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
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2003, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2003.

**	Incorporated herein by reference as indicated.

(b) Reports on Form 8-K

Entergy Corporation

A Current Report on Form 8-K, dated January 14, 2003, was submitted to the SEC on January 14, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated February 4, 2003, was submitted to the SEC on February 4, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated March 13, 2003, was submitted to the SEC on March 13, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated April 8, 2003, was submitted to the SEC on April 8, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated April 15, 2003, was submitted to the SEC on April 22, 2003, reporting information under Item 5. "Other Events and Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated April 28, 2003, was submitted to the SEC on April 28, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," Item 9. "Regulation FD Disclosure," and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

A Current Report on Form 8-K, dated April 28, 2003, was submitted to the SEC on April 28, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," Item 9. "Regulation FD Disclosure," and Item 12. "Results of Operations and Financial Condition".

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

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

CERTIFICATIONS
I, Gary J. Taylor, certify that:

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

/s/ Gary J. Taylor Gary J. Taylor Chairman, President, and Chief Executive Officer of System Energy Resources, Inc.

Date: May 9, 2003

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

Date: May 9, 2003