Form 10-Q
period 2003-06-30
SYSTEM ENERGY RESOURCES INC; ENTERGY GULF STATES INC; ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC
filed 2003-08-12
CIK 202584, 44570, 65984, 7323, 60527, 66901, 71508

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003
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
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

	Yes	No
Entergy Corporation Entergy Arkansas, Inc. Entergy Gulf States, Inc. Entergy Louisiana, Inc. Entergy Mississippi, Inc. Entergy New Orleans, Inc. System Energy Resources, Inc.	Ö	Ö Ö Ö Ö Ö Ö

Common Stock Outstanding		Outstanding at July 31, 2003
Entergy Corporation	($0.01 par value)	227,962,202

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2002, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2003

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2003

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

    resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, and other regulatory decisions, including those related to Entergy's utility supply plan
    Entergy's ability to reduce its operation and maintenance costs, particularly at its Non-Utility Nuclear generating facilities, including the uncertainty of negotiations with unions to agree to such reductions the performance of Entergy's generating plants, and particularly the capacity factor at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities - particularly the ability to extend or replace the existing power purchase agreements for the Non-Utility Nuclear plants - and the prices and availability of power Entergy must purchase for its utility customers
    Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities
    Entergy-Koch's profitability in trading electricity, natural gas, and other energy-related commodities resolution of pending investigations of Entergy-Koch's trading practices changes in the number of participants in the energy trading market, and in their creditworthiness and risk profile changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt and to fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock changes in inflation and interest rates
    Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the establishment of SeTrans or another regional transmission organization changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of Indian Point or other nuclear generating facilities changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather, hurricanes, and other disasters
    advances in technology
    the potential impacts of threatened or actual terrorism and war the success of Entergy's strategies to reduce taxes
    the effects of litigation
    changes in accounting standards
    changes in corporate governance and securities law requirements
    Entergy's ability to attract and retain talented management and directors.

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term

ADEQ	Arkansas Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear)
APSC	Arkansas Public Service Commission
BCF/D	One billion cubic feet of natural gas per day
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
CitiPower	CitiPower Pty., an electric distribution company serving Melbourne, Australia and surrounding suburbs, which was sold by Entergy effective December 31, 1998
City Council	Council of the City of New Orleans, Louisiana
Damhead Creek	800 MW (gas) combined cycle electric generating facility that entered commercial operations in the first quarter of 2001, located in the United Kingdom, which was sold by Entergy in 2002
DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
electricity marketed	Total physical GWh volumes marketed by Entergy-Koch in the U.S. and Europe during the period
electricity volatility	Measure of price fluctuation over time using standard deviation of daily price differences for into-Entergy and into-Cinergy power prices for the upcoming month
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Arkansas	Entergy Arkansas, Inc.
Entergy Gulf States	Entergy Gulf States, Inc., including its wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil & Gas, Inc., and Southern Gulf Railway Company
Entergy-Koch	Entergy-Koch, L.P., a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy New Orleans	Entergy New Orleans, Inc.
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick nuclear power plant, 825 MW facility located near Oswego, New York, purchased in November 2000 from NYPA by Entergy's domestic Non-Utility Nuclear business

DEFINITIONS (Continued)
Abbreviation or Acronym	Term

Form 10-K

The combined Annual Report on Form 10-K for the year ended December 31, 2002 of Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

gain/loss days	Ratio of the number of days when Entergy-Koch recognized a net gain from commodity trading activities to the number of days when Entergy-Koch recognized a net loss from commodity trading activities
gas marketed	Total volume of physical gas purchased plus volume of physical gas sold by Entergy-Koch in the U.S. and Europe denominated in billions of cubic feet per day
gas volatility	Measure of price fluctuation over time using standard deviation of daily price differences for Henry Hub natural gas prices for the upcoming month
Grand Gulf 1	Unit No. 1 of the Grand Gulf Nuclear Generating Station
GGART	Grand Gulf Accelerated Recovery Tariff
GWh	Gigawatt hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
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

KWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
miles of pipeline	Total miles of transmission and gathering pipeline
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; other regulatory credits; and amortization of rate deferrals
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Pilgrim	Pilgrim Nuclear Station, 670 MW facility located in Plymouth, Massachusetts, purchased in July 1999 from Boston Edison by Entergy's Non-Utility Nuclear business
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 1935, as amended
RTO	Regional transmission organization

DEFINITIONS (Concluded)
Abbreviation or Acronym	Term

River Bend	River Bend Steam Electric Generating Station (nuclear)
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the Financial Accounting Standards Board
spark spread	The dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
storage capacity	Working gas storage capacity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
throughput	Gas in BCF/D transported through a pipeline during the period
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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Entergy's consolidated earnings applicable to common stock for the second quarter and six months ended June 30, 2003 and 2002 were as follows:

Entergy's income before taxes is discussed below according to the operating segments listed above. Earnings for the six months ended June 30, 2003 include the $142.9 million net-of-tax cumulative effect of a change in accounting principle that increased earnings in the first quarter of 2003, almost entirely resulting from the implementation of SFAS 143. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. Earnings for the six months ended June 30, 2002 include net charges of $271.5 million net-of-tax reflecting the effect of Entergy's decision to discontinue additional greenfield power plant development and asset impairments resulting from the deteriorating economics of wholesale power markets principally in the United States and the United Kingdom. The net charges are discussed more fully below in the Energy Commodity Services discussion. See Note 6 to the consolidated financial statements for more information concerning Entergy's operating segments and their financial results in 2003 and 2002.

Refer to SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES for further information with respect to operating statistics.

U.S. Utility

The decrease in earnings for the U.S. Utility in the second quarter of 2003 compared to the second quarter of 2002 from $194.9 million to $121.7 million was primarily due to a $107.7 million ($65.6 million net-of-tax) accrual of the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the consolidated financial statements for more details regarding the River Bend abeyed plant costs. Also contributing to the decrease was a decrease in operating income, partially offset by decreased income taxes and interest charges.

The decrease in earnings for the U.S. Utility for the six months ended June 30, 2003 compared to the same period in 2002 from $297.2 million to $229.5 million was primarily due to a $107.7 million ($65.6 million net-of-tax) accrual of the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. Also contributing to the decrease was the $21.3 million net-of-tax cumulative effect of a change in accounting principle that reduced earnings at Entergy Gulf States in the first quarter of 2003 upon implementation of SFAS 143 combined with a slight decrease in operating income. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. Partially offsetting the decrease in earnings were decreased interest charges and income taxes.

Operating Income

Second Quarter 2003 Compared to Second Quarter 2002

Operating income decreased $39.0 million, a decline of 8.9%, primarily due to:

    a decrease of $15.2 million due to the recognition in income in 2002 at Entergy Gulf States of the unamortized deferred gain on the 1988 sale of Nelson Units 1 and 2. The deferred gain was recognized because the LPSC no longer required that the gain reduce Entergy Gulf States' recoverable fuel;

    a decrease of $15.1 million in net revenue from unbilled sales primarily due to a decrease in the price applied to unbilled sales;

    a decrease of $12.5 million in net revenue primarily due to decreased usage of 738 GWh in the industrial sector, primarily resulting from the loss of large industrial customers to co-generation; and

    an increase in taxes other than income taxes of $12.4 million primarily due to an increase at Entergy Louisiana of $12.2 million due to franchise tax adjustments recorded in 2002 as a result of a favorable court decision that allowed Entergy Louisiana to receive a refund for certain franchise taxes previously expensed and paid under protest.

The decrease in operating income was partially offset by increased net revenue of $12.3 million at Entergy Mississippi due to a base rate increase that became effective in January 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating income decreased $4.2 million, a decline of 0.6%. The following items decreased operating income for the period:

    a decrease of $18.4 million in net revenue due to decreased usage of 1,004 GWh in the industrial sector, primarily resulting from the loss of large industrial customers to co-generation;

    a decrease of $15.3 million in retail sales revenue at Entergy Gulf States due to an LPSC-approved settlement that decreased base rates effective January 2003 and an LPSC base rate decrease effective June 2002;

    a decrease of $15.2 million due to the recognition in income in 2002 at Entergy Gulf States of the unamortized deferred gain on the 1988 sale of Nelson Units 1 and 2. The deferred gain was recognized because the LPSC no longer required that the gain reduce Entergy Gulf States' recoverable fuel;

    an increase of $11 million in depreciation expense primarily due to an increase in plant in service;

    the amortization of deferred capacity charges of $6.1 million for summer of 2001 purchases by Entergy Louisiana; and

    a decrease of $5.5 million primarily due to the September 2002 settlement related to the Vidalia contract. See "Management's Discussion and Analysis" in the Form 10-K for more details regarding the settlement.

The following items increased operating income and largely offset the items that decreased operating income for the period:

    an increase of $34.3 million in net revenue primarily due to increased electricity usage of 813 GWh in the residential and commercial sectors;

    an increase of $21.9 million in net revenue at Entergy Mississippi due to a base rate increase that became effective in January 2003; and

    accruals for potential rate actions and refunds were lower by $7.2 million at Entergy New Orleans.

Other Impacts on Earnings

Miscellaneous income - net decreased $106.3 million in the second quarter of 2003 and $107.1 million for the six months ended June 30, 2003 compared to the same periods in 2002 primarily due to a $107.7 million accrual for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the consolidated financial statements for more details regarding the River Bend abeyed plant costs.

Interest charges decreased $11.4 million and $14.0 million for the second quarter and six months ended June 30, 2003 compared to the same periods in 2002, respectively, primarily due to:

    a decrease of $5.2 million and $4.8 million, respectively, at Entergy New Orleans primarily due to interest accrued in 2002 for potential rate actions and refunds and a true-up of those accruals in May 2003; and

    a decrease of $4.5 million at Entergy Arkansas due to an increase in interest expense in 2002 resulting from the true-up of the annual recovery rider in March 2002.

Other Income Statement Variances

Second Quarter 2003 Compared to Second Quarter 2002

Fuel recovery mechanisms at the domestic utility companies generally provide for the deferral of fuel and purchased power costs above the amounts included in existing rates. Operating revenues in 2003 include an increase in fuel cost recovery revenue of $214.5 million and $7.6 million related to electric sales and gas sales, respectively, primarily due to higher fuel recovery resulting from increases in the market prices of natural gas and purchased power in 2003. As such, the fuel recovery increase is offset by increased fuel and purchased power expenses.

Other operation and maintenance expenses decreased $159.1 million primarily due to decreased expenses at Entergy Arkansas. The March 2002 Settlement Agreement and 2001 earnings review that became final in the second quarter of 2002, allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through previously-collected transition cost account amounts, increased Entergy Arkansas expenses by $159.9 million in 2002. This increase in expenses in 2002 was offset by a regulatory credit and had no effect on 2002 net income.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Fuel recovery mechanisms at the domestic utility companies generally provide for the deferral of fuel and purchased power costs above the amounts included in existing rates. Operating revenues in 2003 include an increase in fuel cost recovery revenue of $356.5 million and $40.5 million related to electric sales and gas sales, respectively, primarily due to higher fuel recovery resulting from increases in the market prices of natural gas and purchased power in 2003. As such, the fuel recovery increase is offset by increased fuel and purchased power expenses.

Other operation and maintenance expenses decreased $163.9 million primarily due to decreased expenses at Entergy Arkansas. The March 2002 Settlement Agreement and 2001 earnings review that became final in the second quarter of 2002, allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through previously-collected transition cost account amounts, increased Entergy Arkansas expenses by $159.9 million in 2002. This increase in expenses in 2002 was offset by a regulatory credit and had no effect on 2002 net income.

Non-Utility Nuclear

Following are key performance measures for Non-Utility Nuclear for the second quarter and six months ended June 30, 2003 and 2002:

	Second Quarter		Year-to-Date
	2003	2002	2003	2002

Net MW in operation at June 30	3,955	3,445	3,955	3,445
Generation in GWh for the period	7,342	7,449	15,435	14,958
Capacity factor for the period	84.1%	98.5%	88.9%	99.4%

Second Quarter 2003 Compared to Second Quarter 2002

The decrease in earnings for Non-Utility Nuclear from $53.5 million to $44.9 million was primarily due to the lower capacity factor for the quarter and increased amortization of nuclear refueling outage expenses. The lower capacity factor resulted primarily from two planned refueling outages in 2003 as compared to no refueling outages in 2002. The decrease was partially offset by the ongoing effect of SFAS 143 implementation lowering both depreciation of adjusted plant costs and accretion of decommissioning liabilities, and by inclusion of earnings from Vermont Yankee, acquired in July 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The increase in earnings for Non-Utility Nuclear from $93.6 million to $241.8 million was primarily due to the $160.3 million net-of-tax cumulative effect of a change in accounting principle recognized in the first quarter of 2003 upon implementation of SFAS 143. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. Income before the cumulative effect of accounting change decreased by $12.1 million. The lower capacity factor and increased amortization of nuclear refueling outage expenses discussed above in the second quarter comparison caused the decrease. The decrease was partially offset by the ongoing effect of SFAS 143 implementation and the inclusion of earnings from Vermont Yankee, also as discussed above.

Energy Commodity Services

Earnings for Energy Commodity Services for the second quarter and six months ended June 30, 2003 were primarily driven by Entergy's investment in Entergy-Koch. Following are key performance measures for Entergy-Koch's operations for the second quarter and six months ended June 30, 2003 and 2002:

	Second Quarter		Six Months Ended
	2003	2002	2003	2002
Entergy-Koch Trading
Gas volatility	45%	54%	71%	67%
Electricity volatility	52%	51%	72%	45%
Gas marketed (BCF/D) (1)	5.3	5.8	6.6	5.6
Electricity marketed (GWh) (1)	100,865	90,178	224,345	176,270
Gain/loss days	1.4	1.7	1.4	1.9
Gulf South Pipeline
Throughput (BCF/D)	1.90	2.31	2.10	2.50
Production cost ($/MMBtu)	$0.138	$0.096	$0.123	$0.084

    Previously reported volumes, which included only U.S. trading, have been adjusted to reflect both U.S. and Europe volumes traded.

Second Quarter 2003 Compared to Second Quarter 2002

The increase in earnings for Energy Commodity Services from a $1.7 million loss to $48.6 million in earnings was primarily due to higher earnings from Entergy's investment in Entergy-Koch. The income from Entergy's investment in Entergy-Koch was $54.8 million higher in 2003 primarily as a result of higher earnings at Entergy-Koch Trading (EKT). EKT's favorable results in 2003 were driven primarily by higher earnings in point-of-view trading in gas and electricity. Earnings from financial optimization and physical optimization also increased compared to 2002. Gulf South Pipeline's earnings were essentially equal to earnings in 2002, with the lower throughput and higher production costs offset by higher transportation margins and storage fees. Also contributing to the increase in earnings for Energy Commodity Services in 2003 was $18.1 million ($10.6 million net-of-tax) of charges recorded in 2002 to reflect the effect of Entergy's decision to discontinue additional greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and United Kingdom, as discussed below in the comparison for the six months ended.

As discussed in the Form 10-K, Entergy accounts for its 50% share in Entergy-Koch under the equity method of accounting. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. Certain terms of the partnership arrangement allocate income from various sources, and the taxes on that income, on a significantly disproportionate basis through 2003. Losses and distributions from operations are allocated to the partners equally. Substantially all of Entergy-Koch's profits were allocated to Entergy thus far in 2003 and for all of 2002. Effective January 1, 2004, a revaluation of Entergy-Koch's assets for legal capital account purposes will occur, and future profit allocations will change after the revaluation. The profit allocations other than for weather trading and international trading are expected to become equal, unless special allocations are necessary to equalize the partners' legal capital accounts. Profit allocations for weather trading and international trading remain disproportionate to the ownership interests.  Weather trading profit allocation will remain favorable to Koch and international trading profit allocation will remain favorable to Entergy.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The increase in earnings for Energy Commodity Services from a $216.8 million loss to $142.4 million in earnings was primarily due to $419.5 million ($271.5 million net-of-tax) of charges recorded in 2002, including $18.1 million ($10.6 million net-of-tax) in the second quarter, to reflect the effect of Entergy's decision to discontinue additional greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and United Kingdom. The charge consisted of the following:

    The power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. $180.2 million of the charge was a provision for the net costs resulting from cancellation or sale of the turbines subject to purchase commitments with the special-purpose entity;

    $167.5 million of the charges resulted from the write-off of the equity investment in the Damhead Creek project and the impairment of the values of the Warren Power power plant, the Crete project, and the RS Cogen project. This portion of the charges reflected Entergy's estimate of the effects of reduced spark spreads in the United States and the United Kingdom;

    $39.1 million of the charges related to the restructuring of EWO, including impairments of EWO administrative fixed assets, estimated sublease losses, and employee-related costs for approximately 135 affected employees; and

    $32.7 million of the charges resulted from the write-off of capitalized project development costs for projects that would not be completed.

Higher earnings from Entergy's investment in Entergy-Koch, as discussed above, also contributed to the increase in earnings for the period. The income from Entergy's investment in Entergy-Koch was $111.1 million higher in 2003 primarily as a result of higher earnings at EKT. EKT's favorable results in 2003 were driven largely by higher volatility and execution of EKT's trading strategy based on its point-of-view analyses in gas and electricity.

Revenues for Energy Commodity Services decreased by $99.5 million primarily due to the sale of Damhead Creek in December 2002. The decrease had a minimal effect on earnings in 2003 because of a corresponding reduction in the expenses associated with owning and operating the plant.

Income Taxes

The effective income tax rates for the second quarters of 2003 and 2002 were 37.3% and 37.5%, respectively. The effective income tax rates for the six months ended June 30, 2003 and 2002 were 37.8% and 41.3%, respectively. The difference in the effective income tax rate for the six months ended June 30, 2002 versus the federal statutory rate of 35.0% is primarily due to the effect of book and tax timing differences related to depreciation in the U.S. Utility segment and book losses at Energy Commodity Services, in addition to state income taxes.

Liquidity and Capital Resources

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that information and a discussion of Entergy's cash flow activity in 2003.

Capital Structure

As discussed in the Form 10-K, Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each had a 364-day credit facility due to expire in May 2003. In April 2003, Entergy Arkansas renewed its credit facility for the same amount, $63 million, until April 2004. In May 2003, Entergy Louisiana and Entergy Mississippi each renewed their facilities for the same amounts, $15 million and $25 million, respectively, until May 2004. Entergy Corporation also renewed its facility in May 2003 for the same amount, $1.45 billion, until May 2004. As of June 30, 2003, $395 million was outstanding on the Entergy Corporation credit facility. No borrowings were outstanding on the other facilities at June 30, 2003.

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy's planned construction and other capital investments by operating segment for 2003 through 2005, which have been updated from the planned investments presented in the Form 10-K. (the figures for 2003 include actual spending thus far in 2003)(in millions):

Planned construction and capital investment	2003	2004	2005

U.S. Utility	$1,073	$922	$975
Non-Utility Nuclear	$242	$186	$135
Energy Commodity Services	$86	$73	$1
Other	$10	$6	$6

See the Form 10-K for further discussion of Entergy's capital spending plans for 2003 through 2005.

Dividends and Stock Repurchases

Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities. At its July 2003 meeting, the Board increased Entergy's quarterly dividend per share by 29%, to $0.45. Entergy expects the next review of a potential dividend increase will occur in October 2004. Given the current number of Entergy common shares outstanding, Entergy expects the dividend increase to result in an incremental annual increase in cash used of $90 million.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
	(In Millions)

Cash and cash equivalents at beginning of period	$ 1,335	$ 752

Cash flow provided by (used in):
Operating activities	525	803
Investing activities	(1,135)	(493)
Financing activities	351	(325)
Effect of exchange rates on cash and cash equivalents	1	(6)
Net decrease in cash and cash equivalents	(258)	(21)

Cash and cash equivalents at end of period	$ 1,077	$ 731

Operating Cash Flow Activity

Entergy's cash flow provided by operating activities decreased by $278 million for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to:

    The U.S. Utility provided $509 million in operating cash flow in 2003 compared to providing $722 million in 2002. The decrease primarily resulted from higher payments for fuel during the period, which significantly increased the amount of deferred fuel costs. Management expects that the deferred fuel costs will be recovered through regulatory recovery mechanisms currently in place.

    The Non-Utility Nuclear segment provided $73 million in operating cash flow in 2003 compared to providing $165 million in 2002 primarily due to increased nuclear refueling outage costs in 2003.

    The non-nuclear wholesale asset business used $59 million in operating cash flow in 2003 compared to using $22 million in 2002. The increase in cash used primarily resulted from a one-time $33 million payment related to a gas services and generation contract in the non-nuclear wholesale assets business.

The decrease was partially offset by an increase of $15.0 million in operating cash flow provided by Entergy-Koch, L.P. This increase was due to the receipt of a $75 million dividend from Entergy-Koch, partially offset by an increase in tax payments of $59 million related to Entergy's investment in Entergy-Koch due to increased income from the investment.

Tax Elections

As discussed in the Form 10-K, Entergy Louisiana made a change in its method of accounting for tax purposes related to the contract to purchase power from the Vidalia project. This change provided cash flow benefits in 2001 and 2002. In addition, due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy expects to obtain cash flow benefits of $1 billion over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy's depreciable assets.

Investing Activities

Net cash used in investing activities increased by $642 million for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the following:

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

    Temporary investments of $150 million matured in 2002, which provided cash flow in 2002.

    Entergy Gulf States had $70 million and Entergy Mississippi had $73 million of other regulatory investments in 2003 as a result of fuel cost under-recoveries. See Note 1 to the consolidated financial statements in the Form 10-K for discussion of the accounting treatment of these fuel cost under-recoveries. See Note 2 to the consolidated financial statements in this report for discussion of the change in Entergy Mississippi's energy cost recovery rider.

    The Non-Utility Nuclear segment purchased $33 million more nuclear fuel in 2003 than in 2002 to provide for its scheduled refueling outages.

Financing Activities

Financing activities provided $351 million in cash for the six months ended June 30, 2003 compared to using $325 million in 2002 primarily due to:

    Net long-term debt issuances by the U.S. Utility segment were $333 million in 2003 compared to net retirements of $403 million in 2002. See Note 4 to the consolidated financial statements for the details of the long-term debt activity in 2003.

    Entergy Corporation issued $233 million of long-term notes in 2003.

    The non-nuclear wholesale asset business retired $268 million of long-term debt in 2002 related to the repurchase of the rights to acquire turbines discussed in Results of Operations above. Partially offsetting this was the retirement of the $79 million Top of Iowa wind project debt at its maturity in January 2003.

The items providing cash in 2003 were partially offset by a decrease in the net borrowings under Entergy Corporation's credit facilities of $140 million in 2003 compared to an increase of $355 million in 2002.

Following is a summary of the activity through June 30, 2003 involving Entergy's 2003 and 2004 long-term debt maturities.

	Maturity Date
	2003	2004
	(In Millions)

Long-term debt maturities as of December 31, 2002

U. S. Utility	$1,111	$855
Non-Utility Nuclear	$87	$91
Energy Commodity Services	$79	-
Parent and Other	-	$595

Long-term debt retirements in 2003 through June 30

U. S. Utility	$798	$75
Non-Utility Nuclear	-	-
Energy Commodity Services	$79	-
Parent and Other	-	$140

Long-term debt maturities as of June 30, 2003

U. S. Utility	$313	$780
Non-Utility Nuclear	$87	$91
Energy Commodity Services	-	-
Parent and Other	-	$455

Thus far in 2003, including issuances subsequent to June 30, the U.S. Utility has issued $1.8 billion of debt with maturities ranging from 2007 to 2033. Approximately $555 million of the proceeds of the debt issued in 2003 were used for retirements in 2003, and Entergy plans to use the remainder to meet remaining 2003 and 2004 maturities as they occur, with the exception of a $150 million Entergy Louisiana maturity that is expected to be met with internally-generated funds. The Energy Commodity Services debt maturity was paid in January 2003 using money drawn on Entergy Corporation's 364-day credit facility. See Note 4 to the consolidated financial statements for further details of long-term debt issuances and retirements in 2003.

In July 2003, a principal payment of $102 million was made prior to maturity on Non-Utility Nuclear's notes payable to NYPA using money drawn on Entergy Corporation's 364-day credit facility. As a result of this payment, the letters of credit securing the note payable to NYPA will be resized in November 2003. Entergy expects that a portion of the cash collateral backing the letters of credit will be released at that time.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation and fuel cost recovery, market and credit risks, utility restructuring, and nuclear matters. The following are updates to the Form 10-K.

Rate Regulation and Retail Rate Proceedings

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003, the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million. In July 2003, Entergy Gulf States filed testimony in which it rebutted the testimony of the LPSC staff. Hearings are scheduled for October 2003.

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the July 2002 settlement between Entergy Louisiana and the LPSC Staff. In accordance with the settlement, Entergy Louisiana filed a revenue requirement analysis in June 2003. The analysis reflected a revenue deficiency, but Entergy Louisiana has not requested a change in rates.

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy New Orleans' cost of service study and revenue requirement filed in May 2002 with the City Council for the 2001 test year, and the agreement in principle presented to the City Council in March 2003. In May 2003, the City Council approved the agreement in principle allowing for a $30.2 million increase in base rates effective June 1, 2003. The City Council also approved implementation of formula rate plans for electric and gas service that will be evaluated annually until 2005. The midpoint return on equity of both plans is 11.25%, with a target equity component of 42%. The electric plan provides for a bandwidth of 10.25% to 12.25% and the gas plan provides for a bandwidth of 11% to 11.5%, with earnings within those ranges not resulting in a change in rates. In addition, the City Council approved implementation of a generation performance-based rate calculation in the electric fuel adjustment clause under which Entergy New Orleans will receive 10% of fuel and purchased power cost savings in excess of $20 million, subject to a 13.25% return on equity limitation for electric operations as provided for in the electric formula rate plan. Entergy New Orleans will bear 10% of any "negative" fuel and purchased power cost savings. Certain intervenors in the proceeding have appealed the City Council's approval to the Civil District Court for the Parish of Orleans. Entergy New Orleans and the City Council will oppose the appeal, but the outcome cannot be predicted.

In approving the agreement in principle, the City Council indicated that if it decides in favor of the plaintiffs in either of the lawsuits described in Part I, Item 1 of the Form 10-K in the paragraphs entitled "Entergy New Orleans Fuel Clause Lawsuit" and "Entergy New Orleans Rate of Return Lawsuit," the effect of that decision on the rate agreement would have to be determined. The City Council also indicated that the Entergy New Orleans power agreements described in Part II, Item 5, "Generation" in this report are fundamental to the rate agreement, and a FERC decision or order requiring a material change in the power agreements may result in a City Council investigation to determine what prospective action, if any, would be warranted by any such FERC decision or order to preserve the benefits that were otherwise projected to accrue to customers under the rate settlement.

Market and Credit Risks

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of Non-Utility Nuclear's and Energy Commodity Services' output that is sold forward as of June 30, 2003 under physical or financial contracts at fixed prices (2003 represents the remainder of the year):

	2003	2004	2005	2006	2007
Non-Utility Nuclear:
% of planned generation sold forward	100%	98%	37%	22%	16%
Planned generation (GWh)	17,436	33,361	34,285	35,016	34,670
Average contracted price per MWh	$37.30	$38.27	$36.51	$34.83	$34.17
Energy Commodity Services:
% of planned generation sold forward	54%	64%	61%	40%	36%
Planned generation (GWh)	1,635	3,117	3,363	3,699	3,848
Contracted spark spread per MWh	$9.98	$10.04	$10.07	$9.60	$9.60

The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy the power produced by the plant, which is through the expiration of the current operating license for the plant.  The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward annually, beginning in November 2005, if power market prices drop below PPA prices.  Accordingly, because the price is not fixed, the table above does not report power from that plant as sold forward after October 2005.

Included in the Non-Utility Nuclear planned generation sold forward percentages are contracts entered into in 2003 that are not unit contingent but are firm contracts containing liquidated damages provisions. These firm contracts are for 4% of Non-Utility Nuclear's planned generation in 2005, 4% in 2006, and 2% in 2007.

The increase in the Energy Commodity Services planned generation sold forward percentages from the percentages reported in the Form 10-K is attributable to the Entergy Louisiana and Entergy New Orleans contracts involving RS Cogen and Independence entered into in 2003 that are described more fully in Part II, Item 5, "Generation." As discussed in Part II, Item 5, these contracts are still subject to a FERC review proceeding scheduled for hearing in February 2004.

Marketing and Trading

As discussed in the Form 10-K, EKT uses value-at-risk models as one measure of the market risk of a loss in fair value for EKT's natural gas and power trading portfolio. EKT's value-at-risk measures, which it calls Daily Earnings at Risk (DE@R), for its trading portfolio were as follows (using a 97.5% confidence level):

	June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001

DE@R at end of period	$9.9 million	$15.2 million	$13.6 million	$5.5 million
Average DE@R for the year-to-date period	$16.2 million	$10.8 million	$9.3 million	$6.4 million

Following are EKT's mark-to-market assets (liabilities) and the period within which the assets (liabilities) would be realized (paid) in cash if they are held to maturity and market prices are unchanged:

Maturities and Sources for Fair Value of Trading Contracts at June 30, 2003	2003	2004	2005-2006	Total
		(In Millions)

Prices actively quoted	$224.0	$0.4	($14.3)	$210.1
Prices provided by other sources	(43.3)	26.1	14.8	(2.4)
Prices based on models	20.6	(20.4)	(23.6)	(23.4)
Total	$201.3	$6.1	($23.1)	$184.3

As of June 30, 2003, approximately 95% of EKT's counterparty credit exposure was associated with parties that have at least investment grade credit ratings.

Following is a roll-forward of the change in the fair value of EKT's mark-to-market contracts for the six months ended June 30, 2003 (in millions):

2003

Fair value of contracts at December 31, 2002	$90.9

Fair value of contracts settled during the period	(309.4)
Initial recorded value of new contracts entered into during the period	1.1
Net option premiums received during the period	82.7
Change in fair value of contracts attributable to market movements during the period	319.0
Net change in contracts outstanding during the period	93.4

Fair value of contracts at June 30, 2003	$184.3

Utility Restructuring

Transmission

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends, Transmission" in the Form 10-K for discussion of the proposed SeTrans RTO. At this time, management does not expect the proposed SeTrans RTO to become operational before mid-2005.

Retail - Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. In June 2003, the PUCT voted 2 to 1 to issue an order on rehearing in the interim solution proceeding. The PUCT issued the written order on rehearing in late-July 2003 in which it identified December 2004 as the target date for beginning of the interim solution. Also in July 2003, the PUCT directed the parties to continue negotiations on unresolved issues in the market protocols docket. Several of the parties to that proceeding filed a settlement agreement on the market protocols that will be the subject of a PUCT hearing scheduled for August 20, 2003.

Federal Legislation

Federal legislation intended to facilitate wholesale competition in the electric power industry has been seriously considered by the last three United States Congresses, in both the House of Representatives and the Senate. In 2003, both the House and Senate have passed separate versions of comprehensive energy legislation. The bills contain electricity provisions that would, among other things, repeal PUHCA, repeal or modify PURPA, enact a mechanism for establishing enforceable reliability standards, provide FERC with new authority over utility mergers and acquisitions, and codify FERC's authority over market-based rates. The legislation is now expected to go before a conference committee in the fall of 2003 for resolution of the differences between the two bills.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends, Nuclear Matters" in the Form 10-K for discussion of various issues related to Entergy owning and operating nuclear power plants, and in particular the Indian Point units. Regarding FEMA's February 2003 report, and FEMA possibly reevaluating its decision not to provide "reasonable assurance" regarding Indian Point's radiological emergency measures, in July 2003 FEMA sent a letter to the Governor of New York transmitting its determination of reasonable assurance that the off-site preparedness for the Indian Point units is adequate. FEMA stated that it had reasonable assurance that appropriate measures to protect the health and safety of surrounding communities can be taken and are capable of being implemented in the event of a radiological incident at Indian Point. After receiving FEMA's review of the Indian Point off-site emergency preparedness plans and procedures, the NRC stated that it had determined that Indian Point's on-site emergency preparedness plans and procedures for radiological events meet the requisite criteria for reasonable assurance of adequate protection. The NRC then stated that its overall determination continues to be that Indian Point emergency preparedness is satisfactory and provides reasonable assurance of adequate protection.

Generation

As described in Part II, Item 5 herein, Entergy has filed with the FERC several agreements for the supply of power to Entergy Louisiana and Entergy New Orleans. The agreements involve power purchases from Entergy affiliates. In May 2003, the FERC accepted the agreements for filing, subject to refund, with the contracts becoming effective on June 1, 2003. The FERC also established a hearing process to review the agreements. Several parties have intervened or filed protests regarding the agreements filed with the FERC and the request-for-proposals process that led to the agreements, and the proceeding is set for hearing in February 2004.

Productivity Improvements Initiative

In July 2003 Entergy announced an initiative to achieve productivity improvements with a goal of reducing costs, primarily in the Non-Utility Nuclear and U.S. Utility businesses, while maintaining reliability, safety, and service levels. As part of that initiative, Entergy will offer a voluntary severance program to employees targeting a reduction of approximately 1,000 employees. The voluntary severance program will likely result in restructuring charges for Entergy in the second half of 2003, although the amount of these charges cannot be estimated at this time.

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

    The net effect of implementing this standard for the rate-regulated portion of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Assets and liabilities increased approximately $1.1 billion for the domestic utility companies and System Energy as a result of increasing the asset retirement obligations by $1.1 billion to their fair values as determined under SFAS 143, increasing utility plant by $288 million, reducing accumulated depreciation by $361 million, and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change.

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

Also, Entergy expects 2003 earnings for the Non-Utility Nuclear business to increase by approximately $19 million after-tax because of the change in accretion of the decommissioning liability and depreciation of the adjusted plant costs. This effect will gradually decrease over future years as the accretion of the liability increases. Management expects SFAS 143 implementation to have a minimal effect on ongoing earnings for the U.S. Utility business.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Six Months Ended June 30, 2003 and 2002
                                (Unaudited)

                                                               Three Months Ended             Six Months Ended
                                                               2003          2002            2003          2002
                                                                      (In Thousands, Except Share Data)
OPERATING REVENUES
Domestic electric                                           $1,925,941   $1,686,758      $3,527,679    $3,087,767
Natural gas                                                     33,698       24,982         113,936        71,360
Competitive businesses                                         394,270      384,841         750,017       798,288
                                                            ----------   ----------      ----------    ----------
TOTAL                                                        2,353,909    2,096,581       4,391,632     3,957,415
                                                            ----------   ----------      ----------    ----------

                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                  496,014      471,413         884,055       940,274
   Purchased power                                             440,473      233,518         809,172       403,004
   Nuclear refueling outage expenses                            40,251       24,687          79,144        49,874
   Provision for turbine commitments, asset impairments
     and restructuring charges                                       -       18,169          (7,743)      419,542
   Other operation and maintenance                             571,010      727,017       1,095,909     1,251,369
Decommissioning                                                 34,361       18,193          71,859        36,381
Taxes other than income taxes                                  100,505       82,194         198,242       184,565
Depreciation and amortization                                  205,446      205,876         416,492       410,999
Other regulatory charges (credits) - net                         4,273     (170,645)         19,526      (169,082)
                                                            ----------   ----------      ----------    ----------
TOTAL                                                        1,892,333    1,610,422       3,566,656     3,526,926
                                                            ----------   ----------      ----------    ----------

OPERATING INCOME                                               461,576      486,159         824,976       430,489
                                                            ----------   ----------      ----------    ----------

                     OTHER INCOME
Allowance for equity funds used during construction              9,740        8,323          17,027        15,004
Gain on sale of assets                                             761        1,009           1,062         1,674
Interest and dividend income                                    29,927       27,710          59,751        51,237
Equity in earnings of unconsolidated equity affiliates          70,292       16,007         198,353        83,250
Miscellaneous - net                                           (104,212)       1,624         (92,896)       (1,628)
                                                            ----------   ----------      ----------    ----------
TOTAL                                                            6,508       54,673         183,297       149,537
                                                            ----------   ----------      ----------    ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                     117,227      121,393         234,962       244,919
Other interest - net                                            16,247       24,902          29,291        40,381
Distributions on preferred securities of subsidiaries            4,709        4,709           9,419         9,419
Allowance for borrowed funds used during construction           (7,449)      (6,291)        (13,168)      (11,930)
                                                            ----------   ----------      ----------    ----------
TOTAL                                                          130,734      144,713         260,504       282,789
                                                            ----------   ----------      ----------    ----------

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                        337,350      396,119         747,769       297,237

Income taxes                                                   125,833      148,534         278,251       122,636
                                                            ----------   ----------      ----------    ----------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES                                          211,517      247,585         469,518       174,601

CUMULATIVE EFFECT OF ACCOUNTING
CHANGES (net of income taxes of $93,754)                             -            -         142,922             -
                                                            ----------   ----------      ----------    ----------

CONSOLIDATED NET INCOME                                        211,517      247,585         612,440       174,601

Preferred dividend requirements and other                        5,876        5,932          11,792        11,872
                                                            ----------   ----------      ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                  $205,641     $241,653        $600,648      $162,729
                                                            ==========   ==========      ==========    ==========
Earnings per average common share before cumulative
effect of accounting changes:
    Basic                                                        $0.91        $1.08           $2.03         $0.73
    Diluted                                                      $0.89        $1.06           $1.99         $0.72
Earnings per average common share:
    Basic                                                        $0.91        $1.08           $2.67         $0.73
    Diluted                                                      $0.89        $1.06           $2.61         $0.72
Dividends declared per common share                              $0.35        $0.33           $0.70         $0.66

Average number of common shares outstanding:
    Basic                                                  226,609,159  224,330,654     225,149,356   223,143,647
    Diluted                                                231,579,242  228,847,752     229,916,344   227,588,889

See Notes to Consolidated Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                                                                       2003          2002
                                                                                          (In Thousands)

                              OPERATING ACTIVITIES
Consolidated net income                                                                $612,440      $174,601
Noncash items included in net income:
  Reserve for regulatory adjustments                                                    (12,080)       12,684
  Other regulatory charges (credits) - net                                               19,526      (169,082)
  Depreciation, amortization, and decommissioning                                       488,351       447,380
  Deferred income taxes and investment tax credits                                      185,872      (171,328)
  Allowance for equity funds used during construction                                   (17,027)      (15,004)
  Cumulative effect of accounting changes                                              (142,922)            -
  Gain on sale of assets - net                                                           (1,062)       (1,674)
  Equity in undistributed earnings of unconsolidated equity affiliates                 (123,352)      (82,962)
  Provision for turbine commitments, asset impairments, and restructuring charges        (7,743)      419,542
Changes in working capital:
  Receivables                                                                          (268,990)     (139,808)
  Fuel inventory                                                                        (25,078)       (7,332)
  Accounts payable                                                                     (153,778)       (9,974)
  Taxes accrued                                                                         (12,266)      255,629
  Interest accrued                                                                      (28,685)      (31,416)
  Deferred fuel                                                                         (96,306)          549
  Other working capital accounts                                                        (81,639)      (43,475)
Provision for estimated losses and reserves                                             110,868        (8,576)
Changes in other regulatory assets                                                       (2,218)      186,824
Other                                                                                    81,352       (13,595)
                                                                                    -----------     ---------
Net cash flow provided by operating activities                                          525,263       802,983
                                                                                    -----------     ---------

                              INVESTING ACTIVITIES
Construction/capital expenditures                                                      (678,162)     (736,670)
Allowance for equity funds used during construction                                      17,027        15,004
Nuclear fuel purchases                                                                 (126,446)     (161,090)
Proceeds from sale/leaseback of nuclear fuel                                             39,089       132,472
Proceeds from sale of businesses                                                         25,414       147,115
Investment in other non-regulated/non-utility properties                                (47,542)      (19,057)
Decrease (increase) in other investments                                               (167,054)       39,460
Proceeds from other temporary investments                                                     -       150,000
Decommissioning trust contributions and realized change in trust assets                 (49,597)      (27,894)
Other regulatory investments                                                           (142,219)      (29,755)
Other                                                                                    (5,603)       (2,690)
                                                                                    -----------     ---------
Net cash flow used in investing activities                                           (1,135,093)     (493,105)
                                                                                    -----------     ---------

See Notes to Consolidated Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 2003 and 2002
                              (Unaudited)

                                                                           2003          2002
                                                                             (In Thousands)

                        FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                          1,482,495       299,431
  Common stock                                                              176,765       112,705
Retirement of long-term debt                                               (996,761)     (910,908)
Redemption of preferred stock                                                (2,250)       (1,403)
Changes in short-term borrowings - net                                     (140,000)      334,333
Dividends paid:
  Common stock                                                             (157,355)     (147,329)
  Preferred stock                                                           (11,792)      (11,872)
                                                                         ----------      --------
Net cash flow provided by (used in) financing activities                    351,102      (325,043)
                                                                         ----------      --------

Effect of exchange rates on cash and cash equivalents                         1,181        (5,748)
                                                                         ----------      --------

Net decrease in cash and cash equivalents                                  (257,547)      (20,913)

Cash and cash equivalents at beginning of period                          1,335,328       751,573
                                                                         ----------      --------
Cash and cash equivalents at end of period                               $1,077,781      $730,660
                                                                         ==========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                   $291,950      $333,750
    Income taxes                                                            $91,282       $33,877
  Noncash investing and financing activities:
     Change in unrealized appreciation/(depreciation) of
       decommissioning trust assets                                         $29,674      ($28,584)
     Long-term debt refunded with proceeds from
       long-term debt issued in prior period                                      -      ($47,000)

See Notes to Consolidated Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                                ASSETS
                  June 30, 2003 and December 31, 2002
                             (Unaudited)

                                                                         2003        2002
                                                                          (In Thousands)

                         CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $115,063     $169,788
  Temporary cash investments - at cost,
   which approximates market                                             962,535    1,165,260
  Special deposits                                                           183          280
                                                                     -----------  -----------
     Total cash and cash equivalents                                   1,077,781    1,335,328
                                                                     -----------  -----------
Notes receivable                                                          44,693        2,078
Accounts receivable:
  Customer                                                               438,461      323,215
  Allowance for doubtful accounts                                        (22,741)     (27,285)
  Other                                                                  281,422      244,621
  Accrued unbilled revenues                                              431,532      319,133
                                                                     -----------  -----------
     Total receivables                                                 1,128,674      859,684
                                                                     -----------  -----------
Deferred fuel costs                                                      294,179       55,653
Fuel inventory - at average cost                                         121,546       96,467
Materials and supplies - at average cost                                 547,253      525,900
Deferred nuclear refueling outage costs                                  174,542      163,646
Prepayments and other                                                    157,733      166,827
                                                                     -----------  -----------
TOTAL                                                                  3,546,401    3,205,583
                                                                     -----------  -----------

                 OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                     975,907      824,209
Decommissioning trust funds                                            2,196,536    2,069,198
Non-utility property - at cost (less accumulated depreciation)           239,405      297,294
Other                                                                    453,627      270,889
                                                                     -----------  -----------
TOTAL                                                                  3,865,475    3,461,590
                                                                     -----------  -----------

                 PROPERTY, PLANT AND EQUIPMENT
Electric                                                              27,056,949   26,789,538
Property under capital lease                                             761,039      746,624
Natural gas                                                              214,458      209,969
Construction work in progress                                          1,590,926    1,232,891
Nuclear fuel under capital lease                                         264,013      259,433
Nuclear fuel                                                             278,071      263,609
                                                                     -----------  -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                   30,165,456   29,502,064
Less - accumulated depreciation and amortization                      12,265,459   12,307,112
                                                                     -----------  -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                   17,899,997   17,194,952
                                                                     -----------  -----------

                DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                        834,362      844,105
  Unamortized loss on reacquired debt                                    149,147      155,161
  Other regulatory assets                                              1,190,030      738,328
Long-term receivables                                                     22,852       24,703
Goodwill                                                                 377,172      377,172
Other                                                                    947,025      946,375
                                                                     -----------  -----------
TOTAL                                                                  3,520,588    3,085,844
                                                                     -----------  -----------

TOTAL ASSETS                                                         $28,832,461  $26,947,969
                                                                     ===========  ===========
See Notes to Consolidated Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 June 30, 2003 and December 31, 2002
                              (Unaudited)

                                                                         2003          2002
                                                                           (In Thousands)

                      CURRENT LIABILITIES
Currently maturing long-term debt                                        $776,896    $1,191,320
Notes payable                                                                 351           351
Accounts payable                                                          701,689       855,446
Customer deposits                                                         206,101       198,442
Taxes accrued                                                             289,299       385,315
Accumulated deferred income taxes                                         118,243        26,468
Nuclear refueling outage costs                                              2,566        14,244
Interest accrued                                                          146,754       175,440
Obligations under capital leases                                          153,106       153,822
Other                                                                     122,571       171,341
                                                                      -----------   -----------
TOTAL                                                                   2,517,576     3,172,189
                                                                      -----------   -----------

             DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                     4,565,754     4,250,800
Accumulated deferred investment tax credits                               430,909       447,925
Obligations under capital leases                                          156,960       155,943
Other regulatory liabilities                                              276,513       185,579
Decommissioning                                                         2,113,263     1,565,997
Transition to competition                                                  79,098        79,098
Regulatory reserves                                                        44,358        56,438
Accumulated provisions                                                    418,995       389,868
Other                                                                   1,299,515     1,145,232
                                                                      -----------   -----------
TOTAL                                                                   9,385,365     8,276,880
                                                                      -----------   -----------

Long-term debt                                                          7,863,613     7,086,999
Preferred stock with sinking fund                                          22,077        24,327
Preferred stock without sinking fund                                      334,337       334,337
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                        215,000       215,000

                      SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,174,087 shares in 2003 and in 2002                     2,482         2,482
Paid-in capital                                                         4,690,152     4,666,753
Retained earnings                                                       4,382,757     3,938,693
Accumulated other comprehensive income (loss)                               6,553       (22,360)
Less - treasury stock, at cost (20,347,971 shares in 2003 and
  25,752,410 shares in 2002)                                              587,451       747,331
                                                                      -----------   -----------
TOTAL                                                                   8,494,493     7,838,237
                                                                      -----------   -----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $28,832,461   $26,947,969
                                                                      ===========   ===========
See Notes to Consolidated Financial Statements.

                      ENTERGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE
                        INCOME, AND PAID-IN CAPITAL
           For the Three and Six Months Ended June 30, 2003 and 2002
                                (Unaudited)

                                                                                Three Months Ended
                                                                              2003                    2002
                                                                                   (In Thousands)
                       RETAINED EARNINGS
Retained Earnings - Beginning of period                             $4,255,378              $3,486,122
    Add  - Earnings applicable to common stock                         205,641    $205,641     241,653    $241,653
    Deduct:
        Dividends declared on common stock                              79,192                  74,093
        Capital stock and other expenses                                  (930)                   (159)
                                                                    ----------              ----------
              Total                                                     78,262                  73,934
                                                                    ----------              ----------
Retained Earnings - End of period                                   $4,382,757              $3,653,841
                                                                    ==========              ==========
               ACCUMULATED OTHER COMPREHENSIVE
                 INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
  Accumulated derivative instrument fair value changes                 $16,696                ($17,631)
  Other accumulated comprehensive income (loss) items                  (52,221)                (10,048)
                                                                    ----------              ----------
     Total                                                             (35,525)                (27,679)
                                                                    ----------              ----------

Net derivative instrument fair value changes
  arising during the period                                                794         794      14,003      14,003

Foreign currency translation adjustments                                 1,554       1,554       2,101     (64,233)

Net unrealized investment gains (losses)                                39,730      39,730      (5,666)     (5,666)
                                                                    ----------    --------  ----------    --------

Balance at end of period:
  Accumulated derivative instrument fair value changes                 $17,490                 ($3,628)
  Other accumulated comprehensive income (loss) items                  (10,937)                (13,613)
                                                                    ----------              ----------
     Total                                                              $6,553                ($17,241)
                                                                    ===========   --------  ==========    --------
Comprehensive Income                                                              $247,719                $185,757
                                                                                  ========                ========
                        PAID-IN CAPITAL
Paid-in Capital - Beginning of period                               $4,674,510              $4,663,931
  Add:  Common stock issuances related to stock plans                   15,642                   2,823
                                                                    ----------              ----------
Paid-in Capital - End of period                                     $4,690,152              $4,666,754
                                                                    ==========              ==========

                                                                                  Six Months Ended
                                                                              2003                    2002
                                                                                   (In Thousands)
                       RETAINED EARNINGS
Retained Earnings - Beginning of period                             $3,938,693              $3,638,448
    Add  - Earnings applicable to common stock                         600,648    $600,648     162,729    $162,729
    Deduct:
        Dividends declared on common stock                             157,343                 147,355
        Capital stock and other expenses                                  (759)                    (19)
                                                                    ----------              ----------
              Total                                                    156,584                 147,336
                                                                    ----------              ----------
Retained Earnings - End of period                                   $4,382,757              $3,653,841
                                                                    ==========              ==========
               ACCUMULATED OTHER COMPREHENSIVE
                 INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
     Accumulated derivative instrument fair value changes              $17,313                ($17,973)
     Other accumulated comprehensive income (loss) items               (39,673)                (70,821)
                                                                    ----------              ----------
     Total                                                             (22,360)                (88,794)
                                                                    ----------              ----------

Net derivative instrument fair value changes
  arising during the period                                                177         177      14,345      14,345

Foreign currency translation adjustments                                 1,710       1,710      68,057       1,723

Net unrealized investment gains (losses)                                27,026      27,026     (10,849)    (10,849)
                                                                    ----------    --------  ----------    --------

Balance at end of period:
     Accumulated derivative instrument fair value changes              $17,490                 ($3,628)
     Other accumulated comprehensive income (loss) items               (10,937)                (13,613)
                                                                    ----------              ----------
     Total                                                              $6,553                ($17,241)
                                                                    ==========    --------  ==========    --------
Comprehensive Income                                                              $629,561                $167,948
                                                                                  ========                ========
                        PAID-IN CAPITAL
Paid-in Capital - Beginning of period                               $4,666,753              $4,662,704
  Add:  Common stock issuances related to stock plans                   23,399                   4,050
                                                                    ----------              ----------
Paid-in Capital - End of period                                     $4,690,152              $4,666,754
                                                                    ==========              ==========

See Notes to Consolidated Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                       SELECTED OPERATING RESULTS
       For the Three and Six Months Ended June 30, 2003 and 2002
                               (Unaudited)

                                    Three Months Ended     Increase/
          Description               2003         2002     (Decrease)       %
                                      (In Millions)
Domestic Electric Operating Revenues:
  Residential                     $ 618.7      $ 549.6       $ 69.1        13
  Commercial                        469.6        405.6         64.0        16
  Industrial                        544.9        465.7         79.2        17
  Governmental                       51.1         43.1          8.0        19
                                 ----------------------------------
    Total retail                  1,684.3      1,464.0        220.3        15
  Sales for resale                  102.2         84.9         17.3        20
  Other                             139.4        137.8          1.6         1
                                 ----------------------------------
    Total                        $1,925.9    $ 1,686.7      $ 239.2        14
                                 ==================================
Billed Electric Energy
 Sales (GWh):
  Residential                       7,170        7,202          (32)        -
  Commercial                        6,164        6,112           52         1
  Industrial                        9,556       10,294         (738)       (7)
  Governmental                        664          654           10         2
                                 ----------------------------------
    Total retail                   23,554       24,262         (708)       (3)
  Sales for resale                  2,590        2,444          146         6
                                 ----------------------------------
    Total                          26,144       26,706         (562)       (2)
                                 ==================================

                                   Six Months Ended       Increase/
          Description              2003         2002     (Decrease)       %
                                     (In Millions)
Domestic Electric Operating Revenues:
  Residential                   $ 1,182.9    $ 1,051.2      $ 131.7        13
  Commercial                        865.4        762.5        102.9        13
  Industrial                        996.2        861.8        134.4        16
  Governmental                       95.3         81.7         13.6        17
                                 ----------------------------------
    Total retail                  3,139.8      2,757.2        382.6        14
  Sales for resale                  199.1        154.6         44.5        29
  Other                             188.8        176.0         12.8         7
                                 ----------------------------------
    Total                        $3,527.7    $ 3,087.8      $ 439.9        14
                                 ==================================
Billed Electric Energy
 Sales (GWh):
  Residential                      15,013       14,476          537         4
  Commercial                       11,986       11,710          276         2
  Industrial                       18,880       19,884       (1,004)       (5)
  Governmental                      1,297        1,271           26         2
                                 ----------------------------------
    Total retail                   47,176       47,341         (165)        -
  Sales for resale                  5,103        4,658          445        10
                                 ----------------------------------
    Total                          52,279       51,999          280         1
                                 ==================================

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Sales Warranties and Indemnities

See Note 9 to the consolidated financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the CitiPower and Saltend sales transactions. Regarding the CitiPower warranties and the tax matters described in the Form 10-K, after extended negotiations with the Australian Taxation Office, a settlement agreement was reached in which the Australian Taxation Office agreed to a deduction that reduced the amount of the assessments to A$5.1 million ($3.2 million). Additionally, a settlement agreement was reached with CitiPower in which Entergy agreed to pay the full amount of the amended assessments and CitiPower agreed to pay its own costs and expenses with respect to the Australian Taxation Office negotiations and assessments.

Nuclear Insurance and Spent Nuclear Fuel

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, and the disposal of spent nuclear fuel and other high-level radioactive waste associated with Entergy's nuclear power plants.

Entergy's nuclear owner/licensees are members of certain insurance programs, underwritten by Nuclear Electric Insurance Limited (NEIL), that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. Beginning April 1, 2003, Entergy is insured against such losses up to $1.6 billion for each of its nuclear units, except for FitzPatrick, Pilgrim, and Vermont Yankee, which are insured for $1.115 billion, and Indian Point 2 and 3 which are insured for $2.3 billion in property damages. In addition, certain of Entergy's nuclear owner/licensees are members of the NEIL insurance program that covers some of the replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, these Entergy subsidiaries could be subject to assessments if losses exceed the accumulated funds available to the insurers. Beginning April 1, 2003, the maximum amounts of such possible assessments are $54.0 million for the U.S. Utility segment and $84.5 million for the Non-Utility Nuclear segment.

Regarding the spent nuclear fuel storage capacity reported in the Form 10-K, current on-site spent nuclear fuel storage capacity at Grand Gulf 1 is now estimated to be sufficient until approximately 2007, at which time dry cask storage facilities will be placed into service. Current on-site spent nuclear fuel storage capacity at Indian Point is now estimated to be sufficient until 2006, at which time planned additional dry cask storage capacity is to begin operation.

Nuclear Decommissioning Costs

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning costs. As discussed in Note 7, Entergy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The implementation of this new accounting standard resulted in a reevaluation of Entergy's decommissioning liabilities. Additionally, future decommissioning expense under this new standard will represent the accretion of this liability at the applicable discount rate, and will no longer be equal to the amounts collected in rates for decommissioning for the rate-regulated portion of the U.S. Utility's nuclear plants, as was the case before the implementation of SFAS 143. For these plants, the net difference between the accretion expense and depreciation expense under SFAS 143 and the earnings on the decommissioning trust funds and collections in rates will be recorded as a regulatory charge or credit, except for the non-rate-regulated portion of River Bend. The table below summarizes the activity in the decommissioning liabilities during the first six months of 2003:

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

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. In June 2003, the PUCT voted 2 to 1 to issue an order on rehearing in the interim solution proceeding. The PUCT issued the written order on rehearing in late-July 2003 in which it identified December 2004 as the target date for beginning of the interim solution. Also in July 2003, the PUCT directed the parties to continue negotiations on unresolved issues in the market protocols docket. Several of the parties to that proceeding filed a settlement agreement on the market protocols that will be the subject of a PUCT hearing scheduled for August 20, 2003.

Deferred Fuel Costs

In February 2003, Entergy Gulf States implemented a $54 million fuel surcharge authorized by the PUCT to collect under-recovered fuel costs from March through August 2002. The surcharge will be collected through December 2003.

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. The LPSC staff has submitted several requests for information from Entergy Louisiana. Initially, it was expected that the LPSC staff would issue its audit report in the spring of 2003. That date has been delayed until the fall of 2003, following which a procedural schedule will be established.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 1, 2002. Discovery is underway, but a procedural schedule has not yet been established.

In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi will defer until 2004 collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003, respectively. The deferred amount of $77.6 million plus carrying charges will be collected through the energy cost recovery rider over a six-month period beginning January 2004.

Retail Rate Proceedings

Filings with the APSC

Decommissioning Cost Recovery

The APSC ordered Entergy Arkansas to use a 20-year life extension assumption for ANO 1 and 2 which resulted in the cessation of the collection of funds to decommission ANO 1 and 2 effective in 2001, and the APSC approved the continued cessation of collection of funds during 2003. Every five years, Entergy Arkansas is required by the APSC to update the estimated costs to decommission ANO. In March 2003, Entergy Arkansas filed with the APSC its third five-year estimate of ANO decommissioning costs. The updated estimate indicated the current cost to decommission the two ANO units would be $936 million compared to $813 million in the 1997 estimate. The new estimate is currently under review by the APSC and if approved will be used in the next annual determination of the nuclear decommissioning rate rider. The APSC has scheduled hearings to consider the study for September 2003.

Filings with the PUCT and Texas Cities

Recovery of River Bend Costs

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of River Bend plant costs that had been held in abeyance since 1988, and subsequent proceedings. On July 11, 2003, the Third District Court of Appeals unanimously affirmed the judgment of the Travis County District Court that had affirmed the PUCT disallowance. After considering further judicial courses of action available to it in the proceeding, Entergy Gulf States intends to file a petition for review by the Texas Supreme Court. Nevertheless, after considering the progress of the proceeding in light of the decision of the Court of Appeals, management has concluded that it is prudent to accrue for the loss that would be associated with a final, non-appealable decision disallowing the abeyed plant costs. The net carrying value of the abeyed plant costs is $107.7 million as of June 30, 2003, and after this accrual Entergy Gulf States has provided for all potential loss related to current or past contested costs of construction of the River Bend plant. Accrual of the loss reduced second quarter 2003 net income by $65.6 million.

Filings with the LPSC

Annual Earnings Reviews

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003 the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million. In July 2003, Entergy Gulf States filed testimony in which it rebutted the testimony of the LPSC staff. Hearings are scheduled for October 2003.

Formula Rate Plan Filings

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of proceedings in Entergy Louisiana's second annual performance-based formula rate plan filing made with the LPSC for the 1996 test year. The case was argued before the U.S. Supreme Court in April 2003. The U.S. Supreme Court ruled in favor of Entergy Louisiana and reversed the LPSC's decision requiring an additional rate reduction and refund.

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the July 2002 settlement between Entergy Louisiana and the LPSC Staff. In accordance with the settlement, Entergy Louisiana filed a revenue requirement analysis on June 27, 2003. The analysis reflected a deficiency, but Entergy Louisiana has not requested a change in rates.

Filings with the City Council

Rate Proceedings

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy New Orleans' cost of service study and revenue requirement filed in May 2002 with the City Council for the 2001 test year, and the agreement in principle presented to the City Council in March 2003. In May 2003, the City Council approved the agreement in principle allowing for the $30.2 million increase in base rates effective June 1, 2003. Certain intervenors have appealed the City Council's approval to Civil District Court for the Parish of Orleans. Entergy New Orleans and the City Council will oppose the appeal, but the outcome cannot be predicted.

Natural Gas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of a resolution adopted in August 2001 by the City Council that ordered Entergy New Orleans to account for $36 million of certain natural gas costs charged to its gas distribution customers from July 1997 through May 2001. In May 2003, the City Council approved a settlement that resolved all matters relating to this proceeding. Pursuant to the resolution of the matter, effective with the first billing cycle in June 2003, Entergy New Orleans credited $14.6 million to the purchased gas adjustment clause account, decreasing the cost responsibility of the gas customers, and debited $6.7 million to the electric fuel adjustment clause account, which increased the cost responsibility of Entergy New Orleans' retail electric customers. Resolution of the matter also required that Entergy New Orleans forego recovery from its gas customers of approximately $3.6 million of gas costs, reflecting an adjustment that had been made in the purchased gas adjustment clause account as of January 2002.

Fuel Adjustment Clause Litigation

See "Fuel Adjustment Clause Litigation" in Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers in state court in Orleans Parish and with the City Council regarding certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council.

NOTE 3. COMMON STOCK

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:

Entergy's stock option and other stock compensation plans are discussed in Note 5 to the consolidated financial statements in the Form 10-K.

During the six months ended June 30, 2003, Entergy Corporation issued 5,404,439 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place a 364-day bank credit facility that expires in May 2004 with a borrowing capacity of $1.45 billion, of which $395 million was outstanding as of June 30, 2003. Although the Entergy Corporation credit line expires in May 2004, Entergy has the discretionary option to extend the period to repay the amount then outstanding for an additional 364-day term. Because of this option, which Entergy intends to exercise if it does not renew the credit line or obtain an alternative source of financing, the debt outstanding under the credit line is reflected in long-term debt on the balance sheet. The weighted-average interest rate on Entergy's outstanding borrowings under this facility as of June 30, 2003 was 2.24%. The commitment fee for this facility is currently 0.20% of the line amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

The short-term borrowings of Entergy's subsidiaries are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, Entergy's subsidiaries are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As of June 30, 2003, Entergy's subsidiaries' authorized limit was $1.6 billion and the outstanding borrowing from the money pool was $148.1 million. There were no borrowings outstanding from external sources.

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2003

Entergy Arkansas	April 2004	$63 million	-
Entergy Louisiana	May 2004	$15 million	-
Entergy Mississippi	May 2004	$25 million	-

The facilities have variable interest rates and the average commitment fee is 0.13%.

The following long-term debt has been issued by Entergy in 2003:

The following long-term debt has been retired by Entergy in 2003:

Retirement Date	(In Thousands)
Entergy Corporation		
Retirement after the balance sheet date:		
Note Payable to NYPA, non-interest bearing, 4.8% implicit rate	July 2003	$102,404
U.S. Utility		
Mortgage Bonds:		
7.75% Series due February 2003 - Entergy Mississippi	January 2003	$120,000
6.625% Series due November 2003 - Entergy Mississippi	January 2003	65,000
8.25% Series due July 2004 - Entergy Mississippi	January 2003	25,000
6.25% Series due February 2003 - Entergy Mississippi	February 2003	70,000
7.72% Series due March 2003 - Entergy Arkansas	March 2003	100,000
6.75% Series due March 2003 - Entergy Gulf States	March 2003	33,000
Floating Series due June 2003 - Entergy Gulf States	March 2003	260,000
Floating Series due May 2004 - Entergy Mississippi	May 2003	50,000
8.5% Series due June 2003 - Entergy Louisiana	June 2003	150,000
Retirement after the balance sheet date:		
8.94% Series due January 2022 - Entergy Gulf States	July 2003	150,000
Other Long-term Debt:		
Grand Gulf Lease Obligation	January 2003	11,375
Waterford 3 Lease Obligation	January 2003	33,206
Energy Commodity Services		
Top of Iowa wind project, avg. rate 3.15% due January 2003	January 2003	$79,046

NOTE 5. RETAINED EARNINGS

On July 27, 2003, Entergy Corporation's Board of Directors declared a common stock dividend of $0.45 per share, payable on September 1, 2003, to holders of record as of August 12, 2003.

NOTE 6. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of June 30, 2003 are U.S. Utility, Non-Utility Nuclear, and Energy Commodity Services. "All Other" includes the parent company, Entergy Corporation, and other business activity, including earnings on the proceeds of sales of previously owned businesses.

Entergy's segment financial information for the second quarters of 2003 and 2002 is as follows (in thousands):

Entergy's segment financial information for the six months ended June 30, 2003 and 2002 is as follows (in thousands):

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

Energy Commodity Services' net loss for the six months ended June 30, 2002 includes charges of $419.5 million to operating expenses ($271.5 million net-of-tax), including $18.1 million ($10.6 million net-of-tax) in the second quarter, to reflect the effect of Entergy's decision to discontinue additional greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and the United Kingdom.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. As a result of this treatment, SFAS 143 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies and System Energy. Assets and liabilities increased by approximately $1.1 billion for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values of $1.1 billion as determined under SFAS 143, increasing utility plant by $288 million, reducing accumulated depreciation by $361 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings in the first quarter of 2003 by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in a decrease in liabilities of approximately $520 million due to reductions in decommissioning liabilities, a decrease in assets of approximately $360 million, including a decrease in electric plant in service of $336 million, and an increase in earnings in the first quarter of 2003 of approximately $160 million net-of-tax ($0.70 per share) as a result of a one-time cumulative effect of accounting change. If SFAS 143 had been applied by Entergy during all prior periods, the following impacts would have resulted:

Year Ended December 31, 2000	Year Ended December 31, 2001	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002	Year Ended December 31, 2002
	(In Thousands, Except Share Data)				
Pro forma asset retirement obligations	$1,389,588	$1,708,250	N/A	N/A	$2,044,228
Pro forma effect of SFAS 143	$185,892	$28,512			($46,041)
Asset retirement obligations actually recorded	$1,203,696	$1,679,738	N/A	N/A	$2,090,269
Earnings applicable to common stock - as reported	$679,294	$726,196	$241,653	$162,729	$599,360
Pro forma effect of SFAS 143	$11,487	$9,613	$3,108	$5,916	$14,119
Earnings applicable to common stock - pro forma	$690,781	$735,809	$244,761	$168,645	$613,479
Basic earnings per average common share - as reported	$3.00	$3.29	$1.08	$0.73	$2.69
Pro forma effect of SFAS 143	$0.05	$0.04	$0.01	$0.03	$0.06
Basic earnings per average common share - pro forma	$3.05	$3.33	$1.09	$0.76	$2.75
Diluted earnings per average common share - as reported	$2.97	$3.23	$1.06	$0.72	$2.64
Pro forma effect of SFAS 143	$0.05	$0.04	$0.01	$0.02	$0.06
Diluted earnings per average common share - pro forma	$3.02	$3.27	$1.07	$0.74	$2.70

As discussed in Note 1 to the consolidated financial statements in the Form 10-K, Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds at their fair value on the consolidated balance sheet. The fair value of the securities held in such funds differs from the amounts deposited plus the earnings on the deposits. In accordance with the regulatory treatment for decommissioning trust funds, the domestic utility companies and System Energy have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities. For the nonregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains/(losses) on investment securities in other deferred credits. Prior to the implementation of SFAS 143, the offsetting amount of unrealized gains/(losses) on investment securities was recorded in accumulated depreciation for the rate-regulated business of the domestic utility companies. Decommissioning trust funds for Pilgrim, Indian Point 2, and Vermont Yankee do not receive regulatory treatment. Accordingly, unrealized gains and losses recorded on the assets in these trust funds are recognized as a separate component of shareholders' equity because these assets are classified as available for sale.

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003 and is effective as of July 1, 2003. This new standard requires mandatorily redeemable financial instruments to be classified and treated as liabilities in the presentation of financial position and results of operations. The only effect of implementing this new standard for Entergy will be the inclusion of long-term debt, preferred stock with sinking fund, and company-obligated mandatorily redeemable preferred securities under the liabilities caption in Entergy's balance sheet. Entergy's results of operations and cash flows will not be affected by this new standard.

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

__________________________________

In the opinion of the management of Entergy Corporation, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the U.S. Utility segment, however, is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2003 Compared to Second Quarter 2002

Net income increased primarily due to the following:

    a decrease in other operation and maintenance expenses, a portion of which is offset by a decrease in other regulatory credits and has no effect on net income;

    a decrease in other interest charges, a portion of which is offset by a decrease in other regulatory credits and has no effect on net income;

    an increase in net wholesale revenue; and

    the effect of the March 2002 settlement agreement and 2001 earnings review, the net impact of which is an $8.5 million increase in net income.

Other operation and maintenance expenses decreased $173.8 million primarily due to:

    decreased expenses of $159.9 million due to the March 2002 settlement agreement and 2001 earnings review allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected transition cost account amounts in 2002 (offset in other regulatory credits as discussed above);

    a decrease of $7.9 million due to lower customer service support costs;

    a decrease of $2.0 million due to decreased vegetation spending; and

    a decrease of $1.5 million due to lower nuclear maintenance expenses.

An increase in interest expense in 2002 resulting from the true-up of the annual fuel recovery rider in March 2002 decreased other interest charges by $4.5 million. A decrease of $2.5 million (offset in other regulatory credits as discussed above) due to the elimination of the transition cost account obligation as a result of the March 2002 settlement agreement also decreased other interest charges.

Net wholesale revenue increased $3.9 million primarily due to an increase in sales volume to non-associated companies and higher wholesale prices.

Other miscellaneous deductions decreased $2.4 million primarily due to the reversal in the second quarter of 2002 of the first quarter 2002 recording of 2000 ice storm expenses in other operation and maintenance expenses of $2.7 million, as recommended by the APSC staff as part of the March 2002 settlement agreement.

The increase in net income was partially offset by an increase in interest on long-term debt, a decrease in unbilled revenue, and an increase in depreciation and amortization expenses.

Interest on long-term debt increased $2.6 million primarily due to the issuance of the following:

    $150 million of 5.4% Series First Mortgage Bonds in May 2003;

    $100 million of 5.9% Series First Mortgage Bonds in June 2003; and

    $115 million of 5.0% Series First Mortgage Bonds in June 2003.

Unbilled revenue decreased $2.1 million primarily due to less favorable wholesale sales volume.

Depreciation and amortization expenses increased $2.0 million primarily due to an increase in plant in service.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net income increased primarily due to the following:

    an increase in net base revenue;

    a decrease in other operation and maintenance expenses, a portion of which is offset by a decrease in other regulatory credits and has no effect on net income;

    an increase in net wholesale revenue;

    a decrease in other interest charges, a portion of which is offset by a decrease in other regulatory credits and has no effect on net income;

    a decrease in taxes other than income taxes; and

    the effect of the March 2002 settlement agreement and 2001 earnings review, the net impact of which is an $8.5 million increase in net income.

Net base revenue increased $13.9 million primarily due to increased electricity usage of 295 GWh in the residential and commercial sectors.

Other operation and maintenance expenses decreased $170.3 million primarily due to:

    decreased expenses of $159.9 million due to the March 2002 settlement agreement and 2001 earnings review allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected transition cost account amounts in 2002 (offset in other regulatory credits as discussed above);

    a decrease of $5.0 million due to decreased vegetation spending; and

    a decrease of $4.2 million due to lower nuclear maintenance expenses.

Net wholesale revenue increased $7.4 million primarily due to an increase in sales volume to non-associated companies and higher wholesale prices.

An increase in interest expense in 2002 resulting from the true-up of the annual fuel recovery rider as mentioned above decreased other interest charges by $4.5 million. A decrease of $4.1 million (offset in other regulatory credits as discussed above) due to the elimination of the transition cost account obligation as a result of the March 2002 settlement agreement also decreased other interest charges.

Taxes other than income taxes decreased $2.6 million primarily due to the accrual of sales tax on the System Energy refund in 2002 refunded to customers but not recoverable from the state of Arkansas because of the statute of limitations.

Other miscellaneous deductions decreased $2.0 million primarily due to the reversal in the second quarter of 2002 of the first quarter 2002 recording of 2000 ice storm expenses in other operation and maintenance expenses of $2.7 million as mentioned above.

The increase in net income was partially offset by a decrease in unbilled revenue and an increase in depreciation and amortization expenses.

Unbilled revenue decreased $10.6 million due to less favorable sales volume primarily due to the effect of colder winter weather in December 2002.

Depreciation and amortization expenses increased $6.7 million primarily due to an increase in plant in service.

The March 2002 settlement agreement is discussed further in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

Income Taxes

The effective income tax rates for the second quarters of 2003 and 2002 were 37.1% and 53.4%, respectively. The effective income tax rates for the six months ended June 30, 2003 and 2002 were 38.6% and 42.1%, respectively. The difference in the effective income tax rate for the second quarter 2002 versus the federal statutory rate of 35.0% is primarily due to the effect of flow-through and permanent book and tax timing differences related to the March 2002 settlement agreement in addition to depreciation book and tax timing differences. The difference in the effective income tax rate for the six months ended June 30, 2002 versus the federal statutory rate of 35.0% is primarily due to the aforementioned book and tax timing differences, partially offset by book and tax timing differences related to research and experimental expenses consistent with amended tax returns.

Other Income Statement Variances

Second Quarter 2003 Compared to Second Quarter 2002

Operating revenues increased $27.0 million primarily due to the establishment of an $18.1 million provision for rate refund in 2002 in accordance with the March 2002 settlement agreement and 2001 earnings review. The provision was offset by an increase in other regulatory credits and had no effect on net income in 2002.

Decommissioning expense increased $9.0 million due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations." The increase in decommissioning expense is offset by increases in other regulatory credits and interest and dividend income and has no effect on net income.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating revenues increased $11.9 million primarily due to the aforementioned establishment of a $18.1 million provision for rate refund in 2002 in accordance with the March 2002 settlement and 2001 earnings review. The provision was offset by an increase in other regulatory credits and had no effect on net income in 2002.

Decommissioning expense increased $17.9 million due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations." The increase in decommissioning expense is offset by increases in other regulatory credits and interest and dividend income and has no effect on net income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 95,513	$ 103,466

Cash flow provided by (used in):
Operating activities	115,047	133,762
Investing activities	(134,891)	(95,418)
Financing activities	241,155	(94,098)
Net increase (decrease) in cash and cash equivalents	221,311	(55,754)

Cash and cash equivalents at end of period	$ 316,824	$ 47,712

Operating Activities

Cash flow from operations decreased $18.7 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to an increase in receivables from the money pool, partially offset by a decrease in income taxes paid of $27.2 million.

Entergy Arkansas' receivables from the money pool were as follows:

June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
(In Thousands)

$54,606	$4,279	$25,115	$23,794

Money pool activity used $50.3 million of Entergy Arkansas's operating cash flows in the first six months of 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Tax Elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy Arkansas expects to obtain cash flow benefits of $375 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy Arkansas' depreciable assets.

Investing Activities

The increase of $39.5 million in net cash used in investing activities for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily due to the maturity of $38.4 million of other temporary investments in the first quarter of 2002.

Financing Activities

The increase of $335.3 million in net cash provided by financing activities for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily due to the net issuance of $262 million in long-term debt for the six months ended June 30, 2003 compared to the net redemption of $75.4 million of long-term debt for the six months ended June 30, 2002.

Entergy Arkansas has implemented a planned financing program to address its long-term debt maturities and to restructure its debt portfolio, which will result in extended maturities, lowered rates, and additional flexibility.

The following table lists First Mortgage Bonds issued by Entergy Arkansas in 2003:

Issue Date	Description	Maturity	Amount
			(In Thousands)

May 2003	5.4% Series	May 2018	$ 150,000
June 2003	5.9% Series	June 2033	100,000
June 2003	5.0% Series	July 2018	115,000

The following table lists First Mortgage Bonds retired by Entergy Arkansas in 2003:

Retirement Date	Description	Maturity	Amount
(In Thousands)

March 2003	7.72% Series	March 2003	$ 100,000

Entergy Arkansas used proceeds from an October 2002 First Mortgage Bond issuance for the retirement.

Entergy Arkansas plans to use the proceeds from the 2003 issuances to retire the following First Mortgage Bonds:

Description	Maturity	Amount
		(In Thousands)

6.0% Series	October 2003	$ 155,000
6.65% Series	August 2005	115,000
7.5% Series	August 2007	100,000

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. The following is an update to the Form 10-K.

In April 2003, Entergy Arkansas renewed its 364-day credit facility through April 30, 2004. The amount available under the credit facility is $63 million, of which none was drawn at June 30, 2003.

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

In January 2003, Entergy Arkansas filed a Petition for Declaratory Order to request a finding by the APSC that replacement of the steam generators and reactor vessel closure head at ANO 1 is in the public interest. The APSC found that the replacement is in the public interest in a declaratory order issued in May 2003.

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

                          ENTERGY ARKANSAS, INC.
                            INCOME STATEMENTS
      For the Three and Six Months Ended June 30, 2003 and 2002
                                (Unaudited)

                                                           Three Months Ended     Six Months Ended
                                                            2003       2002      2003         2002
                                                             (In Thousands)        (In Thousands)

                  OPERATING REVENUES
Domestic electric                                         $394,884   $367,926   $757,633    $745,749
                                                          --------   --------   --------    --------
                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               41,207     69,210     77,088     173,463
   Purchased power                                         117,415     88,281    223,466     159,955
   Nuclear refueling outage expenses                         5,943      6,197     11,886      13,058
   Other operation and maintenance                          80,303    254,080    165,813     336,115
Decommissioning                                              8,972          -     17,944           -
Taxes other than income taxes                                9,178      9,385     18,012      20,573
Depreciation and amortization                               48,719     46,696     99,887      93,182
Other regulatory credits - net                              (9,792)  (175,317)   (16,532)   (175,722)
                                                          --------   --------   --------    --------
TOTAL                                                      301,945    298,532    597,564     620,624
                                                          --------   --------   --------    --------

OPERATING INCOME                                            92,939     69,394    160,069     125,125
                                                          --------   --------   --------    --------

              OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction          2,801      1,962      4,229       3,300
Interest and dividend income                                 3,122        587      4,627       1,565
Miscellaneous - net                                         (1,171)    (3,538)    (2,513)     (4,528)
                                                          --------   --------   --------    --------
TOTAL                                                        4,752       (989)     6,343         337
                                                          --------   --------   --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                  21,475     18,916     42,628      41,385
Other interest - net                                         1,039      8,116      2,130      11,047
Distributions on preferred securities of subsidiary          1,275      1,275      2,550       2,550
Allowance for borrowed funds used during construction       (1,700)    (1,237)    (2,626)     (2,184)
                                                          --------   --------   --------    --------
TOTAL                                                       22,089     27,070     44,682      52,798
                                                          --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                  75,602     41,335    121,730      72,664

Income taxes                                                28,065     22,088     47,048      30,579
                                                          --------   --------   --------    --------

NET INCOME                                                  47,537     19,247     74,682      42,085

Preferred dividend requirements and other                    1,944      1,944      3,888       3,888
                                                          --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                               $45,593    $17,303    $70,794     $38,197
                                                          ========   ========   ========    ========
See Notes to Respective Financial Statements.

                         ENTERGY ARKANSAS, INC.
                        STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 2003 and 2002
                              (Unaudited)

                                                                     2003         2002
                                                                       (In Thousands)

                   OPERATING ACTIVITIES
Net income                                                           $74,682      $42,085
Noncash items included in net income:
  Other regulatory credits - net                                     (16,532)    (175,722)
  Depreciation, amortization, and decommissioning                    117,831       93,182
  Deferred income taxes and investment tax credits                    (6,842)     (34,997)
  Allowance for equity funds used during construction                 (4,229)      (3,300)
Changes in working capital:
  Receivables                                                        (89,984)       1,059
  Fuel inventory                                                      (1,782)     (11,267)
  Accounts payable                                                    (9,497)     (24,542)
  Taxes accrued                                                       35,880       53,092
  Interest accrued                                                    (1,227)      (5,708)
  Deferred fuel costs                                                (17,634)      65,783
  Other working capital accounts                                       4,815       15,105
Provision for estimated losses and reserves                           (4,308)      (5,756)
Changes in other regulatory assets                                   (20,226)     152,331
Other                                                                 54,100      (27,583)
                                                                    --------     --------
Net cash flow provided by operating activities                       115,047      133,762
                                                                    --------     --------

                   INVESTING ACTIVITIES
Construction expenditures                                           (135,329)    (131,681)
Allowance for equity funds used during construction                    4,229        3,300
Nuclear fuel purchases                                                     -      (60,075)
Proceeds from sale/leaseback of nuclear fuel                               -       60,075
Decommissioning trust contributions and realized
    change in trust assets                                            (3,791)      (5,434)
Changes in other temporary investments - net                               -       38,397
                                                                    --------     --------
Net cash flow used in investing activities                          (134,891)     (95,418)
                                                                    --------     --------

                   FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                         362,043       94,557
Retirement of long-term debt                                        (100,000)    (170,000)
Changes in short-term borrowings                                           -         (667)
Dividends paid:
  Common stock                                                       (17,000)     (14,100)
  Preferred stock                                                     (3,888)      (3,888)
                                                                    --------     --------
Net cash flow provided by (used in) financing activities             241,155      (94,098)
                                                                    --------     --------

Net increase (decrease) in cash and cash equivalents                 221,311      (55,754)

Cash and cash equivalents at beginning of period                      95,513      103,466
                                                                    --------     --------

Cash and cash equivalents at end of period                          $316,824      $47,712
                                                                    ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                               $45,167      $58,161
  Income taxes                                                      ($17,800)      $9,356
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                       $8,508     ($12,481)
  Long-term debt refunded with proceeds from
   long-term debt issued in a prior period                                 -     ($47,000)

See Notes to Respective Financial Statements.

                         ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                                 ASSETS
                   June 30, 2003 and December 31, 2002
                                (Unaudited)

                                                                2003        2002
                                                                  (In Thousands)

                 CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                         $15,825      $28,174
  Temporary cash investments - at cost,
    which approximates market                                  300,999       67,339
                                                            ----------   ----------
        Total cash and cash equivalents                        316,824       95,513
                                                            ----------   ----------
Accounts receivable:
  Customer                                                      71,333       67,674
  Allowance for doubtful accounts                               (7,762)      (8,031)
  Associated companies                                          78,605       32,352
  Other                                                         49,283       16,619
  Accrued unbilled revenues                                     74,977       67,838
                                                            ----------   ----------
    Total accounts receivable                                  266,436      176,452
                                                            ----------   ----------
Accumulated deferred income taxes                               10,158        5,061
Fuel inventory - at average cost                                12,663       10,881
Materials and supplies - at average cost                        83,684       78,533
Deferred nuclear refueling outage costs                         13,806       25,858
Prepayments and other                                            6,132        8,335
                                                            ----------   ----------
TOTAL                                                          709,703      400,633
                                                            ----------   ----------

         OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                            11,215       11,215
Decommissioning trust funds                                    346,930      334,631
Non-utility property - at cost (less accumulated depreciation)   1,458        1,460
Other                                                            2,976        2,976
                                                            ----------   ----------
TOTAL                                                          362,579      350,282
                                                            ----------   ----------

                  UTILITY PLANT
Electric                                                     5,787,188    5,644,477
Property under capital lease                                    28,902       30,354
Construction work in progress                                  224,009      132,792
Nuclear fuel under capital lease                                93,607       88,101
Nuclear fuel                                                     8,357       10,543
                                                            ----------   ----------
TOTAL UTILITY PLANT                                          6,142,063    5,906,267
Less - accumulated depreciation and amortization             2,524,734    2,722,342
                                                            ----------   ----------
UTILITY PLANT - NET                                          3,617,329    3,183,925
                                                            ----------   ----------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                              125,607      111,748
  Unamortized loss on reacquired debt                           38,164       39,792
  Other regulatory assets                                      326,098      130,689
Other                                                           61,214       39,899
                                                            ----------   ----------
TOTAL                                                          551,083      322,128
                                                            ----------   ----------

TOTAL ASSETS                                                $5,240,694   $4,256,968
                                                            ==========   ==========
See Notes to Respective Financial Statements.

                            ENTERGY ARKANSAS, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                      June 30, 2003 and December 31, 2002
                                  (Unaudited)

                                                                   2003        2002

                                                                     (In Thousands)

                 CURRENT LIABILITIES
Currently maturing long-term debt                                 $155,000     $255,000
Accounts payable:
  Associated companies                                              32,806       37,833
  Other                                                            116,678      121,148
Customer deposits                                                   36,398       35,886
Taxes accrued                                                       52,142       16,262
Interest accrued                                                    26,545       27,772
Deferred fuel costs                                                 24,969       42,603
Obligations under capital leases                                    58,932       58,745
System Energy refund                                                 3,509        3,764
Other                                                               13,188       17,734
                                                                ----------   ----------
TOTAL                                                              520,167      616,747
                                                                ----------   ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                871,783      821,829
Accumulated deferred investment tax credits                         75,755       78,231
Obligations under capital leases                                    63,578       59,711
Other regulatory liabilities                                        43,855            -
Decommissioning                                                    549,602            -
Accumulated provisions                                              27,155       31,463
Other                                                              138,970      117,847
                                                                ----------   ----------
TOTAL                                                            1,770,698    1,109,081
                                                                ----------   ----------

Long-term debt                                                   1,489,895    1,125,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                  60,000       60,000

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               116,350      116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 2003
  and 2002                                                             470          470
Paid-in capital                                                    591,127      591,127
Retained earnings                                                  691,987      638,193
                                                                ----------   ----------
TOTAL                                                            1,399,934    1,346,140
                                                                ----------   ----------

Commitments and Contingencies

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $5,240,694   $4,256,968
                                                                ==========   ==========
See Notes to Respective Financial Statements.

                           ENTERGY ARKANSAS, INC.
                         SELECTED OPERATING RESULTS
         For the Three and Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                Three Months Ended   Increase/
         Description             2003       2002    (Decrease)      %
                                   (In Millions)
Electric Operating Revenues:
  Residential                  $ 106.4    $ 112.4      ($6.0)      (5)
  Commercial                      68.0       71.2       (3.2)      (4)
  Industrial                      75.2       76.8       (1.6)      (2)
  Governmental                     3.7        3.8       (0.1)      (3)
                               -----------------------------
    Total retail                 253.3      264.2      (10.9)      (4)
  Sales for resale
     Associated companies         65.5       51.4       14.1       27
     Non-associated companies     47.9       41.0        6.9       17
  Other                           28.2       11.3       16.9      150
                               -----------------------------
    Total                      $ 394.9    $ 367.9     $ 27.0        7
                               =============================
Billed Electric Energy
 Sales (GWh):
  Residential                    1,374      1,402        (28)      (2)
  Commercial                     1,244      1,219         25        2
  Industrial                     1,754      1,626        128        8
  Governmental                      64         62          2        3
                               -----------------------------
    Total retail                 4,436      4,309        127        3
  Sales for resale
     Associated companies        2,146      1,804        342       19
     Non-associated companies    1,375      1,189        186       16
                               -----------------------------
    Total                        7,957      7,302        655        9
                               =============================

                                Six Months Ended     Increase/
         Description            2003       2002     (Decrease)      %
                                  (In Millions)
Electric Operating Revenues:
  Residential                  $ 237.2    $ 249.6     ($12.4)      (5)
  Commercial                     133.1      143.3      (10.2)      (7)
  Industrial                     143.6      158.5      (14.9)      (9)
  Governmental                     7.1        7.8       (0.7)      (9)
                               -----------------------------
    Total retail                 521.0      559.2      (38.2)      (7)
  Sales for resale
     Associated companies        115.8       93.1       22.7       24
     Non-associated companies     94.3       75.8       18.5       24
  Other                           26.5       17.6        8.9       51
                               -----------------------------
    Total                      $ 757.6    $ 745.7     $ 11.9        2
                               =============================
Billed Electric Energy
 Sales (GWh):
  Residential                    3,312      3,123        189        6
  Commercial                     2,456      2,350        106        5
  Industrial                     3,365      3,232        133        4
  Governmental                     127        124          3        2
                               -----------------------------
    Total retail                 9,260      8,829        431        5
  Sales for resale
     Associated companies        3,754      3,886       (132)      (3)
     Non-associated companies    2,793      2,236        557       25
                               -----------------------------
    Total                       15,807     14,951        856        6
                               =============================

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Entergy Gulf States experienced net losses for the second quarter of 2003 and the six months ended June 30, 2003 primarily due to a $107.7 million accrual ($65.6 million net-of-tax) for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs. Also, as discussed below in "Critical Accounting Estimates", net income for the six months ended June 30, 2003 includes a one-time $21.3 million net-of-tax cumulative effect of accounting change due to the implementation of SFAS 143.

Operating Income

Second Quarter 2003 Compared to Second Quarter 2002

Operating income decreased $34.6 million primarily due to:

    decreased revenue of $6.9 million primarily due to an LPSC-approved settlement that decreased base rates effective January 2003 and an LPSC base rate decrease effective June 2002;

    decreased revenue of $4.1 million due to decreased electricity usage of 134 GWh in the industrial sector, including the loss of large industrial customers to co-generation;

    decreased unbilled revenue of $10.0 million primarily due to a decrease in the price applied to unbilled sales; and

    increased regulatory charges of $13.7 million primarily due to the recognition in income in 2002 of the Louisiana portion of the unamortized deferred gain on the 1988 sale of Nelson Units 1 and 2. The deferred gain was recognized because the LPSC no longer required that the gain reduce Entergy Gulf States' recoverable fuel.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating income decreased $33.4 million primarily due to:

    decreased revenue of $15.3 million primarily due to an LPSC-approved settlement that decreased base rates effective January 2003 and an LPSC base rate decrease effective June 2002;

    decreased revenue of $2.3 million due to decreased electricity usage of 120 GWh in the industrial sector, including the loss of large industrial customers to co-generation; and

    increased regulatory charges of $14.8 million primarily due to the recognition in income in 2002 of the Louisiana portion of the unamortized deferred gain on the 1988 sale of Nelson Units 1 and 2. The deferred gain was recognized because the LPSC no longer required that the gain reduce Entergy Gulf States' recoverable fuel.

The decrease in operating income was partially offset by an increase in revenue of $10.2 million due to increased electricity usage of 231 GWh in the residential and commercial sectors.

Income Taxes

The effective income tax rates for the second quarters of 2003 and 2002 were 47.4% and 38.7%, respectively. The difference in the second quarter 2003 effective income tax rate versus the federal statutory rate of 35.0% is primarily due to flow-through book and tax timing differences and investment tax credit amortization. The difference in the second quarter 2002 effective income tax rate versus the federal statutory rate of 35.0% is primarily due to state income taxes.

There was no meaningful effective income tax rate for the six months ended June 30, 2003 as a result of flow-through book and tax timing differences and investment tax credit amortization generating a tax benefit, while income before income taxes was positive. The effective income tax rate for the six months ended June 30, 2002 was 38.6%. The difference in the effective income tax rate for the six months ended June 30, 2002 versus the federal statutory rate of 35.0% is primarily due to state income taxes.

Other Impacts on Earnings

Miscellaneous income - net decreased $108.8 million in the second quarter of 2003 and $108.5 million for the six months ended June 30, 2003 compared to the same periods in 2002 primarily due to a $107.7 million accrual for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs.

Interest on long-term debt increased $2.8 million in the second quarter of 2003 and $5.6 million for the six months ended June 30, 2003 compared to the same periods in 2002 primarily due to the issuance of $340 million of First Mortgage Bonds in November 2002 and $600 million of First Mortgage Bonds in June 2003.

Other Income Statement Variances

Second Quarter 2003 Compared to Second Quarter 2002

Operating revenues increased $133.1 million primarily due to:

    increased fuel recovery revenues of $140.6 million primarily due to higher fuel rates; and

    increased wholesale revenue of $12.4 million primarily due to increased volume to municipal and co-op customers coupled with an increase in the average price of energy supplied for resale sales.

The increase was partially offset by:

    decreased unbilled revenue of $10.0 million primarily due to a decrease in the price applied to unbilled sales;

    decreased revenue of $6.9 million primarily due to an LPSC-approved settlement that decreased base rates effective January 2003 and an LPSC base rate decrease effective June 2002; and

    decreased revenue of $4.1 million due to decreased electricity usage of 134 GWh in the industrial sector, including the loss of large industrial customers to co-generation.

Fuel and purchased power expenses increased $154.9 million primarily due to increases in the market prices of natural gas and purchased power.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating revenues increased $253.5 million primarily due to:

    increased fuel recovery revenues of $218.8 million primarily due to higher fuel rates;

    increased wholesale revenue of $33.1 million primarily due to increased volume to municipal and co-op customers and affiliated systems coupled with an increase in the average price of energy; and

    increased natural gas revenues of $14.3 million primarily due to an increase in the market price of natural gas.

The increase was partially offset by decreased revenue of $17.6 million primarily due to an LPSC-approved settlement that decreased base rates effective January 2003 and an LPSC base rate decrease effective June 2002.

Fuel and purchased power expenses increased $274.2 million primarily due to increases in the market prices of natural gas and purchased power.

Decommissioning expense increased $4.0 million primarily due to the implementation of SFAS 143. The increase in decommissioning expense is offset by increases in other regulatory credits and interest and dividend income and has no effect on net income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 318,404	$ 123,728

Cash flow provided by (used in):
Operating activities	54,228	242,812
Investing activities	(223,296)	(146,521)
Financing activities	281,733	(183,264)
Net increase (decrease) in cash and cash equivalents	112,665	(86,973)

Cash and cash equivalents at end of period	$ 431,069	$ 36,755

Operating Activities

Cash flow from operations decreased $188.6 million for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to money pool activity, higher fuel payments in 2003, and decreased collections of deferred fuel in 2003 due to collections in 2002 of higher balances. Entergy Gulf States expects to file in September 2003 for an additional fuel surcharge to collect additional fuel under-recoveries incurred since the period covered by the current fuel cost surcharge. Money pool activity used $54 million of operating cash flow in 2003 and provided $36 million of operating cash flow in 2002.

Entergy Gulf States' receivables from or (payables) to the money pool were as follows:

June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
(In Thousands)

$71,971	$18,131	($7,926)	$27,665

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Tax Elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy Gulf States expects to obtain cash flow benefits of $200 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy Gulf States' depreciable assets.

Investing Activities

Net cash used in investing activities increased $76.8 million for the six months ended June 30, 2003 compared to the same period of 2002 primarily due to the maturity of $44.6 million of other temporary investments providing cash in 2002. The increase was also due to an increase in under-recovered fuel and purchased power expenses of $39.9 million in Texas that have been deferred and are expected to be collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for fuel costs.

Financing Activities

Financing activities provided cash of $281.7 million for the six months ended June 30, 2003 compared to using $183.3 million in the same period of 2002 primarily due to the issuance of $600 million of long-term debt in June 2003, partially offset by $145 million more long-term debt retirements in 2003 than in 2002.

Entergy Gulf States has implemented a planned financing program to address its 2004 long-term debt maturities and to restructure its debt portfolio, which will result in extended maturities, lowered rates, and sufficient flexibility in its portfolio so that Entergy Gulf States can economically manage Texas utility restructuring to the extent it affects Entergy Gulf States' debt portfolio.

The following table lists First Mortgage Bonds issued by Entergy Gulf States in 2003:

Issue Date	Description	Maturity	Amount
			(In Thousands)

June 2003	3.6% Series	June 2008	$ 325,000
June 2003	Floating Series	June 2007	275,000
July 2003	6.2% Series	July 2033	240,000
July 2003	5.25% Series	August 2015	200,000

The following table lists First Mortgage Bonds retired by Entergy Gulf States in 2003:

Retirement Date	Description	Maturity	Amount
			(In Thousands)

March 2003	6.75% Series	March 2003	$ 33,000
March 2003	Floating Series	June 2003	260,000
July 2003	8.94% Series	January 2022	150,000

Entergy Gulf States intends to use the proceeds remaining from the 2003 issuances to retire the following First Mortgage Bonds:

Description	Maturity	Amount
		(In Thousands)

8.25% Series	April 2004	$ 292,000
Floating Series	September 2004	300,000
8.7% Series	April 2024	294,950

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

Rate Proceedings

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003, the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million. In July 2003, Entergy Gulf States filed testimony in which it rebutted the testimony of the LPSC staff. Hearings are scheduled for October 2003.

Transition to Retail Competition

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. In June 2003, the PUCT voted 2 to 1 to issue an order on rehearing in the interim solution proceeding. The PUCT issued the written order on rehearing in late-July 2003 in which it identified December 2004 as the target date for beginning of the interim solution. Also in July 2003, the PUCT directed the parties to continue negotiations on unresolved issues in the market protocols docket. Several of the parties to that proceeding filed a settlement agreement on the market protocols that will be the subject of a PUCT hearing scheduled for August 20, 2003.

Critical Accounting Estimates

See "Management's Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, pension and other postretirement costs, and the application of SFAS 71. Following is an update to the information provided in the Form 10-K.

SFAS 143

As discussed in the Form 10-K, Entergy Gulf States implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The net effect of implementing this standard for the portion of River Bend subject to cost-based ratemaking was recorded as a regulatory asset, with no resulting impact on Entergy Gulf States' net income. Assets and liabilities increased in 2003 as a result of increasing the asset retirement obligation by $129 million to its fair value as determined under SFAS 143, reducing accumulated depreciation by $63 million, and recording the related regulatory asset of $32 million. The net effect of implementing SFAS 143 for the portion of River Bend not subject to cost-based ratemaking resulted in an earnings decrease of $21 million net-of-tax as a result of a one-time cumulative effect of accounting change. SFAS 143 is not expected to have a material effect on Entergy Gulf States' earnings on an ongoing basis.

                          ENTERGY GULF STATES, INC.
                          STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                                                 Three Months Ended      Six Months Ended
                                                                 2003        2002        2003         2002
                                                                  (In Thousands)          (In Thousands)

                    OPERATING REVENUES
Domestic electric                                               $689,765    $559,538  $1,246,004   $1,006,789
Natural gas                                                       10,870       8,025      38,985       24,678
                                                                --------    --------  ----------   ----------
TOTAL                                                            700,635     567,563   1,284,989    1,031,467
                                                                --------    --------  ----------   ----------

                    OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                    183,264     145,046     322,964      284,900
   Purchased power                                               225,011     108,349     410,325      174,178
   Nuclear refueling outage expenses                               4,603       3,023       7,659        6,079
   Other operation and maintenance                               107,496     107,377     202,573      204,952
Decommissioning                                                    1,999       1,579       7,134        3,152
Taxes other than income taxes                                     30,216      30,674      58,802       61,312
Depreciation and amortization                                     47,786      50,400      97,902      100,693
Other regulatory charges (credits) - net                           1,110     (12,626)      2,787      (12,026)
                                                                --------    --------  ----------   ----------
TOTAL                                                            601,485     433,822   1,110,146      823,240
                                                                --------    --------  ----------   ----------

OPERATING INCOME                                                  99,150     133,741     174,843      208,227
                                                                --------    --------  ----------   ----------

                       OTHER INCOME
Allowance for equity funds used during construction                3,163       2,757       6,174        4,983
Gain on sale of assets                                               312       1,009         614        1,673
Interest and dividend income                                       4,627       2,610       8,967        4,931
Miscellaneous - net                                             (109,139)       (351)   (109,984)      (1,448)
                                                                --------    --------  ----------   ----------
TOTAL                                                           (101,037)      6,025     (94,229)      10,139
                                                                --------    --------  ----------   ----------

                INTEREST AND OTHER CHARGES
Interest on long-term debt                                        35,438      32,649      70,057       64,497
Other interest - net                                               1,696       1,146       3,308        2,743
Distributions on preferred securities of subsidiary                1,859       1,859       3,719        3,719
Allowance for borrowed funds used during construction             (2,637)     (2,354)     (5,241)      (4,614)
                                                                --------    --------  ----------   ----------
TOTAL                                                             36,356      33,300      71,843       66,345
                                                                --------    --------  ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           (38,243)    106,466       8,771      152,021

Income taxes (benefit)                                           (18,119)     41,230      (4,230)      58,747
                                                                --------    --------  ----------   ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                             (20,124)     65,236      13,001       93,274

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (net of income taxes of $12,713)                                -           -     (21,333)           -
                                                                --------    --------  ----------   ----------

NET INCOME (LOSS)                                                (20,124)     65,236      (8,332)      93,274

Preferred dividend requirements and other                          1,171       1,226       2,381        2,460
                                                                --------    --------  ----------   ----------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                                    ($21,295)    $64,010    ($10,713)     $90,814
                                                                ========    ========  ==========   ==========
See Notes to Respective Financial Statements.

                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 2003 and 2002
                               (Unaudited)

                                                                   2003         2002
                                                                   (In Thousands)

                  OPERATING ACTIVITIES
Net income (loss)                                                 ($8,332)     $93,274
Noncash items included in net income (loss):
  Reserve for regulatory adjustments                              (12,080)       5,070
  Other regulatory charges (credits) - net                          2,787      (12,026)
  Depreciation, amortization, and decommissioning                 105,036      103,845
  Deferred income taxes and investment tax credits                (17,043)     (15,641)
  Allowance for equity funds used during construction              (6,174)      (4,983)
  Cumulative effect of accounting change                           21,333            -
  Gain on sale of assets                                             (614)      (1,673)
Changes in working capital:
  Receivables                                                    (149,089)     (12,275)
  Fuel inventory                                                   (2,200)      (2,893)
  Accounts payable                                                (48,421)      (1,512)
  Taxes accrued                                                   (19,438)      61,696
  Interest accrued                                                 (1,183)      (7,221)
  Deferred fuel costs                                              (6,030)       8,060
  Other working capital accounts                                    3,839       11,213
Provision for estimated losses and reserves                       109,535       (1,238)
Changes in other regulatory assets                                (15,399)       7,499
Other                                                              97,701       11,617
                                                                 --------      -------
Net cash flow provided by operating activities                     54,228      242,812
                                                                 --------      -------

                  INVESTING ACTIVITIES
Construction expenditures                                        (145,912)    (161,118)
Allowance for equity funds used during construction                 6,174        4,983
Nuclear fuel purchases                                            (39,509)     (21,733)
Proceeds from sale/leaseback of nuclear fuel                       31,413       21,923
Decommissioning trust contributions and realized
    change in trust assets                                         (5,813)      (5,464)
Changes in other temporary investments - net                            -       44,643
Other regulatory investments                                      (69,649)     (29,755)
                                                                 --------      -------
Net cash flow used in investing activities                       (223,296)    (146,521)
                                                                 --------      -------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                      596,464            -
Retirement of long-term debt                                     (293,000)    (148,000)
Redemption of preferred stock                                      (2,250)      (1,404)
Dividends paid:
  Common stock                                                    (17,100)     (31,400)
  Preferred stock                                                  (2,381)      (2,460)
                                                                 --------      -------
Net cash flow provided by (used in) financing activities          281,733     (183,264)
                                                                 --------      -------

Net increase (decrease) in cash and cash equivalents              112,665      (86,973)

Cash and cash equivalents at beginning of period                  318,404      123,728
                                                                 --------      -------
Cash and cash equivalents at end of period                       $431,069      $36,755
                                                                 ========      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                            $75,664      $75,495
  Income taxes                                                    ($9,305)     $17,700
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                   $10,379      ($6,413)

See Notes to Respective Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                                 ASSETS
                  June 30, 2003 and December 31, 2002
                              (Unaudited)

                                                                   2003        2002
                                                                    (In Thousands)

                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                             $30,177     $25,591
  Temporary cash investments - at cost,
    which approximates market                                      400,892     292,813
                                                                ----------  ----------
        Total cash and cash equivalents                            431,069     318,404
                                                                ----------  ----------
Accounts receivable:
  Customer                                                         134,419      81,879
  Allowance for doubtful accounts                                   (4,304)     (5,893)
  Associated companies                                              82,108      21,356
  Other                                                             38,732      40,156
  Accrued unbilled revenues                                        131,009      95,377
                                                                ----------  ----------
    Total accounts receivable                                      381,964     232,875
                                                                ----------  ----------
Deferred fuel costs                                                176,243     100,564
Accumulated deferred income taxes                                        -       1,681
Fuel inventory - at average cost                                    51,594      49,394
Materials and supplies - at average cost                           101,177      99,190
Prepayments and other                                               33,658      47,206
                                                                ----------  ----------
TOTAL                                                            1,175,705     849,314
                                                                ----------  ----------

            OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                        256,927     240,735
Non-utility property - at cost (less accumulated depreciation)     136,566     192,975
Other                                                               19,258      18,108
                                                                ----------  ----------
TOTAL                                                              412,751     451,818
                                                                ----------  ----------

                    UTILITY PLANT
Electric                                                         8,044,491   7,895,009
Property under capital lease                                        16,995      19,795
Natural gas                                                         62,290      60,810
Construction work in progress                                      344,101     306,209
Nuclear fuel under capital lease                                    71,570      41,447
                                                                ----------  ----------
TOTAL UTILITY PLANT                                              8,539,447   8,323,270
Less - accumulated depreciation and amortization                 3,897,038   3,885,559
                                                                ----------  ----------
UTILITY PLANT - NET                                              4,642,409   4,437,711
                                                                ----------  ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                  463,464     452,887
  Unamortized loss on reacquired debt                               29,876      31,186
  Other regulatory assets                                          264,804     226,555
Long-term receivables                                               21,341      23,192
Other                                                               40,093      35,194
                                                                ----------  ----------
TOTAL                                                              819,578     769,014
                                                                ----------  ----------

TOTAL ASSETS                                                    $7,050,443  $6,507,857
                                                                ==========  ==========
See Notes to Respective Financial Statements.

                           ENTERGY GULF STATES, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     June 30, 2003 and December 31, 2002
                                 (Unaudited)

                                                                  2003        2002
                                                                   (In Thousands)

                CURRENT LIABILITIES
Currently maturing long-term debt                                $292,000     $293,000
Accounts payable:
  Associated companies                                             72,509       51,383
  Other                                                           136,249      205,796
Customer deposits                                                  50,081       48,061
Taxes accrued                                                      16,476       35,914
Accumulated deferred income taxes                                  24,237            -
Nuclear refueling outage costs                                      2,566       14,244
Interest accrued                                                   37,687       38,870
Obligations under capital leases                                   35,252       36,157
Other                                                              17,377       15,441
                                                               ----------   ----------
TOTAL                                                             684,434      738,866
                                                               ----------   ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued             1,329,614    1,310,028
Accumulated deferred investment tax credits                       147,185      156,401
Obligations under capital leases                                   53,312       25,085
Other regulatory liabilities                                       13,259        5,557
Decommissioning                                                   288,515      148,728
Transition to competition                                          79,098       79,098
Regulatory reserves                                                32,658       44,738
Accumulated provisions                                             67,100       65,289
Other                                                             237,006       93,396
                                                               ----------   ----------
TOTAL                                                           2,247,747    1,928,320
                                                               ----------   ----------

Long-term debt                                                  2,267,475    1,959,288
Preferred stock with sinking fund                                  22,077       24,327
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                 85,000       85,000

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               47,327       47,327
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2003 and 2002      114,055      114,055
Paid-in capital                                                 1,157,459    1,157,459
Retained earnings                                                 422,116      449,929
Accumulated other comprehensive income                              2,753        3,286
                                                               ----------   ----------
TOTAL                                                           1,743,710    1,772,056
                                                               ----------   ----------

Commitments and Contingencies

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $7,050,443   $6,507,857
                                                               ==========   ==========
See Notes to Respective Financial Statements.

                          ENTERGY GULF STATES, INC.
        STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME (LOSS)
          For the Three and Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                                                          Three Months Ended
                                                                     2003                   2002
                                                                            (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                      $453,111                $383,885
    Add  - Earnings (loss) applicable to common stock         (21,295)   ($21,295)     64,010     $64,010
    Deduct:
        Dividends declared on common stock                      9,700                  16,600
                                                             --------                --------
              Total                                             9,700                  16,600
                                                             --------                --------
Retained Earnings - End of period                            $422,116                $431,295
                                                             ========                ========
            ACCUMULATED OTHER COMPREHENSIVE
                 INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes         $2,095                     $ -

Net derivative instrument fair value changes
  arising during the period                                       658         658       2,078       2,078
                                                             --------    --------    --------     -------

Balance at end of period:
  Accumulated derivative instrument fair value changes         $2,753                  $2,078
                                                             ========    --------    ========    --------
Comprehensive Income (Loss)                                              ($20,637)                $66,088
                                                                         ========                ========

                                                                           Six Months Ended
                                                                     2003                   2002
                                                                             (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                      $449,929                $371,939
    Add  - Earnings (loss) applicable to common stock         (10,713)   ($10,713)     90,814     $90,814
    Deduct:
        Dividends declared on common stock                     17,100                  31,400
        Capital stock and other expenses                            -                      58
                                                             --------                --------
              Total                                            17,100                  31,458
                                                             --------                --------
Retained Earnings - End of period                            $422,116                $431,295
                                                             ========                ========
            ACCUMULATED OTHER COMPREHENSIVE
                 INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes         $3,286                     $ -

Net derivative instrument fair value changes
  arising during the period                                      (533)       (533)      2,078       2,078
                                                             --------     -------    --------    --------

Balance at end of period:
  Accumulated derivative instrument fair value changes         $2,753                  $2,078
                                                             ========    --------    ========    --------
Comprehensive Income (Loss)                                              ($11,246)                $92,892
                                                                         ========                ========

See Notes to Respective Financial Statements.

                         ENTERGY GULF STATES, INC.
                        SELECTED OPERATING RESULTS
         For the Three and Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                     Three Months Ended   Increase/
           Description               2003       2002     (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                      $ 200.3    $ 164.0      $ 36.3       22
  Commercial                         157.9      123.3        34.6       28
  Industrial                         239.0      182.1        56.9       31
  Governmental                        10.9        8.3         2.6       31
                                   ------------------------------
    Total retail                     608.1      477.7       130.4       27
  Sales for resale
     Associated companies              3.5        1.0         2.5      250
     Non-associated companies         45.6       35.7         9.9       28
  Other                               32.6       45.1       (12.5)     (28)
                                   ------------------------------
    Total                          $ 689.8    $ 559.5     $ 130.3       23
                                   ==============================
Billed Electric Energy
 Sales (GWh):
  Residential                        2,203      2,190          13        1
  Commercial                         1,973      1,942          31        2
  Industrial                         3,941      4,075        (134)      (3)
  Governmental                         126        118           8        7
                                   ------------------------------
    Total retail                     8,243      8,325         (82)      (1)
  Sales for resale
     Associated companies               92         25          67      268
     Non-associated companies        1,101      1,155         (54)      (5)
                                   ------------------------------
    Total                            9,436      9,505         (69)      (1)
                                   ==============================

                                    Six Months Ended      Increase/
           Description              2003       2002      (Decrease)      %
                                      (In Millions)
Electric Operating Revenues:
  Residential                      $ 361.3    $ 308.8      $ 52.5       17
  Commercial                         278.9      232.2        46.7       20
  Industrial                         411.9      326.1        85.8       26
  Governmental                        19.8       16.1         3.7       23
                                  -------------------------------
    Total retail                   1,071.9      883.2       188.7       21
  Sales for resale
     Associated companies             14.8        5.5         9.3      169
     Non-associated companies         87.3       63.5        23.8       37
  Other                               72.0       54.6        17.4       32
                                  -------------------------------
    Total                         $1,246.0   $1,006.8     $ 239.2       24
                                  ===============================

Billed Electric Energy
 Sales (GWh):
  Residential                        4,426      4,292         134        3
  Commercial                         3,815      3,718          97        3
  Industrial                         7,599      7,719        (120)      (2)
  Governmental                         248        229          19        8
                                   ------------------------------
    Total retail                    16,088     15,958         130        1
  Sales for resale
     Associated companies              261        129         132      102
     Non-associated companies        2,075      2,213        (138)      (6)
                                   ------------------------------
    Total                           18,424     18,300         124        1
                                   ==============================

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Income

Second Quarter 2003 Compared to Second Quarter 2002

Operating income decreased by $43.2 million primarily due to:

    a decrease in base revenue of $6.3 million primarily due to decreased electricity usage of 741GWh in the industrial sector, including the loss of a large industrial customer to co-generation;

    an increase in taxes other than income taxes of $12.2 million primarily due to the franchise tax adjustments recorded in 2002 as a result of a favorable court decision that allowed Entergy Louisiana to receive a refund for certain franchise taxes previously expensed and paid under protest;

    an increase in other operation and maintenance expenses of $8.4 million primarily due to increased benefit costs; and

    a decrease in revenue of $8.1 million due to a decrease in the price applied to unbilled sales.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating income decreased by $29.7 million primarily due to:

    an increase in taxes other than income taxes of $10.5 million primarily due to the franchise tax adjustments mentioned above;

    a decrease in base revenue of $7.9 million primarily due to decreased electricity usage of 1029 GWh in the industrial sector, including the loss of a large industrial customer to co-generation;

    a decrease of $5.5 million primarily due to the September 2002 settlement related to the Vidalia contract. See Entergy Louisiana's "Management Discussion and Analysis" in the Form 10-K for more details regarding the settlement;

    an increase in other operation and maintenance expenses of $4.9 million primarily due to increased benefit costs; and

    the amortization of deferred capacity charges of $4.4 million for the summer of 2001, which began in August 2002.

The decrease in operating income was partially offset by an increase in revenue of $9.0 million due to an increase in the price applied to unbilled sales.

Other Impacts on Earnings

Second Quarter 2003 Compared to Second Quarter 2002

Other income and interest charges decreased pre-tax earnings by $1.7 million primarily due to decreased interest income of $4.2 million and the reversal of the franchise tax interest provision of $2.2 million in 2002 as a result of the favorable court decision that allowed Entergy Louisiana to receive a refund for certain franchise taxes previously expensed and paid under protest discussed above. Offsetting the decrease in earnings, interest on long-term debt decreased $4 million primarily due to the redemption of $150 million of First Mortgage Bonds in June 2003 and the redemption of $187 million of First Mortgage Bonds from April through December of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Lower interest charges increased pre-tax earnings by $6.2 million primarily due to decreased interest on long-term debt due to the redemption of $150 million of First Mortgage Bonds in June 2003 and the redemption of $187 million of First Mortgage Bonds from April through December of 2002, partially offset by the issuance of $150 million of First Mortgage Bonds in March 2002.

Income Taxes

The effective income tax rates for the second quarters of 2003 and 2002 were 39.5% and 37.0%, respectively. The effective income tax rates for year-to-date 2003 and 2002 were 38.9% and 38.3%, respectively. The differences in the effective income tax rates for the second quarters of 2003 and 2002 and the year-to-date periods ended June 30, 2003 and 2002 versus the federal statutory rate of 35.0% are primarily due to state income taxes and book and tax timing differences related to depreciation.

Other Income Statement Variances

Second Quarter 2003 Compared to Second Quarter 2002

Operating revenues increased $86.2 million primarily due to:

    increased fuel cost recovery revenues of $67.9 million due to higher fuel rates; and

    increased wholesale revenues of $29.6 million primarily due to increased sales to affiliated systems.

The increase was offset by decreased electricity usage in the service territory.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power.

Decommissioning expense increased $2.5 million primarily due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations," adopted in January 2003. See "Critical Accounting Estimates" for more details on SFAS 143. The increase in decommissioning expense is offset by regulatory credits and interest and dividend income and has no effect on net income.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating revenues increased $178.6 million primarily due to:

    increased fuel cost recovery revenues of $153.1 million due to higher fuel rates; and

    increased wholesale revenues of $50.4 million primarily due to increased sales to affiliated systems.

The increase was partially offset by a decrease in the volume of unbilled sales.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power.

Decommissioning expense increased $5.1 million primarily due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations," adopted in January 2003. See "Critical Accounting Estimates" for more details on SFAS 143. The increase in decommissioning expense is offset by other regulatory credits and interest and dividend income and has no effect on net income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 311,800	$ 42,408

Cash flow provided by (used in):
Operating activities	137,959	190,639
Investing activities	(105,456)	(97,241)
Financing activities	(250,263)	(121,051)
Net decrease in cash and cash equivalents	(217,760)	(27,653)

Cash and cash equivalents at end of period	$ 94,040	$ 14,755

Operating Activities

Cash flow from operations decreased $52.7 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to money pool activity which provided $88.3 million of Entergy Louisiana's operating cash flows in the first six months of 2002, partially offset by an increase in customer receivables of $28.0 million in 2002 as a result of the timing of collection of those receivables. Entergy Louisiana's receivables from or (payables) to the money pool were as follows:

June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
(In Thousands)

$15,751	$18,854	($84,470)	$3,812

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Tax Elections

As discussed in the Form 10-K, Entergy Louisiana made a change in its method of accounting for tax purposes related to the contract to purchase power from the Vidalia project. This change provided cash flow benefits in 2001 and 2002. In addition, due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy Louisiana expects to obtain cash flow benefits of $190 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy Louisiana's depreciable assets.

Financing Activities

The increase of $129.2 million in net cash used in financing activities for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily due to:

    the net retirement of an additional $99.1 million of long-term debt during the first six months of 2003 compared to the same period of 2002;

    an increase of $15.1 million in common stock dividends paid; and

    a decrease of $15 million due to a draw made on Entergy Louisiana's 364-day credit facility in 2002.

In June 2003, Entergy Louisiana retired, at maturity, $150 million of 8.5% Series First Mortgage Bonds using cash on hand resulting from the change in method of accounting for tax purposes related to the Vidalia contract. See Entergy Louisiana's "Management Discussion and Analysis" in the Form 10-K for more discussion on the tax accounting election.

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. The following is an update to the Form 10-K.

In May 2003, Entergy Louisiana renewed its 364-day credit facility through May 31, 2004. The amount available under the credit facility is $15 million, of which none was drawn at June 30, 2003.

Significant Factors and Known Trends

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state rate regulation, System Agreement proceedings, industrial and commercial customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following is an update to the Form 10-K.

Rate Proceedings

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the July 2002 settlement between Entergy Louisiana and the LPSC Staff. In accordance with the settlement, Entergy Louisiana filed a revenue requirement analysis on June 27, 2003. The analysis does not request a change in rates.

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

                         ENTERGY LOUISIANA, INC.
                             INCOME STATEMENTS
       For the Three and Six Months Ended June 30, 2003 and 2002
                                (Unaudited)

                                                           Three Months Ended      Six Months Ended
                                                            2003       2002        2003          2002
                                                             (In Thousands)         (In Thousands)

                  OPERATING REVENUES
Domestic electric                                         $569,580   $483,389   $1,031,941    $853,352
                                                          --------   --------   ----------    --------
                  OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              148,691     85,709      218,999     148,690
   Purchased power                                         164,215    121,899      315,902     201,662
   Nuclear refueling outage expenses                         2,745      2,961        5,490       6,012
   Other operation and maintenance                          89,604     81,193      164,572     159,659
Decommissioning                                              5,142      2,606       10,285       5,211
Taxes other than income taxes                               17,790      5,546       34,513      23,979
Depreciation and amortization                               47,140     45,679       94,972      91,141
Other regulatory charges - net                               2,949      3,315        6,542       6,630
                                                          --------   --------   ----------    --------
TOTAL                                                      478,276    348,908      851,275     642,984
                                                          --------   --------   ----------    --------

OPERATING INCOME                                            91,304    134,481      180,666     210,368
                                                          --------   --------   ----------    --------

                     OTHER INCOME
Allowance for equity funds used during construction          1,598      1,364        3,133       2,432
Interest and dividend income                                 2,390      6,583        5,532       6,819
Miscellaneous - net                                           (743)      (741)      (1,875)     (1,620)
                                                          --------   --------   ----------    --------
TOTAL                                                        3,245      7,206        6,790       7,631
                                                          --------   --------   ----------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                  17,793     21,815       38,500      45,255
Other interest - net                                           837     (1,161)       1,666         679
Distributions on preferred securities of subsidiary          1,575      1,575        3,150       3,150
Allowance for borrowed funds used during construction       (1,229)    (1,006)      (2,341)     (1,867)
                                                          --------   --------   ----------    --------
TOTAL                                                       18,976     21,223       40,975      47,217
                                                          --------   --------   ----------    --------

INCOME BEFORE INCOME TAXES                                  75,573    120,464      146,481     170,782

Income taxes                                                29,860     44,619       56,961      65,442
                                                          --------   --------   ----------    --------

NET INCOME                                                  45,713     75,845       89,520     105,340

Preferred dividend requirements and other                    1,678      1,678        3,357       3,357
                                                          --------   --------   ----------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                               $44,035    $74,167      $86,163    $101,983
                                                          ========   ========   ==========    ========
See Notes to Respective Financial Statements.

                            ENTERGY LOUISIANA, INC.
                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                                                      2003         2002
                                                                       (In Thousands)

                   OPERATING ACTIVITIES
Net income                                                          $89,520     $105,340
Noncash items included in net income:
  Other regulatory charges - net                                      6,542        6,630
  Depreciation, amortization, and decommissioning                   105,257       96,352
  Deferred income taxes and investment tax credits                   35,840       27,874
  Allowance for equity funds used during construction                (3,133)      (2,432)
Changes in working capital:
  Receivables                                                       (30,413)     (57,646)
  Accounts payable                                                  (14,356)      55,199
  Taxes accrued                                                      43,727       58,644
  Interest accrued                                                   (6,776)     (12,986)
  Deferred fuel costs                                               (93,958)     (77,570)
  Other working capital accounts                                      6,170      (17,889)
Provision for estimated losses and reserves                           5,005        1,845
Changes in other regulatory assets                                   20,030       17,967
Other                                                               (25,496)     (10,689)
                                                                   --------     --------
Net cash flow provided by operating activities                      137,959      190,639
                                                                   --------     --------

                   INVESTING ACTIVITIES
Construction expenditures                                           (98,056)     (97,001)
Allowance for equity funds used during construction                   3,133        2,432
Nuclear fuel purchases                                                    -      (50,473)
Proceeds from sale/leaseback of nuclear fuel                              -       50,473
Decommissioning trust contributions and realized
    change in trust assets                                          (10,533)      (8,824)
Changes in other temporary investments - net                              -        6,152
                                                                   --------     --------
Net cash flow used in investing activities                         (105,456)     (97,241)
                                                                   --------     --------

                   FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                              -      144,874
Retirement of long-term debt                                       (183,206)    (228,968)
Changes in short-term borrowings                                          -       15,000
Dividends paid:
  Common stock                                                      (63,700)     (48,600)
  Preferred stock                                                    (3,357)      (3,357)
                                                                   --------     --------
Net cash flow used in financing activities                         (250,263)    (121,051)
                                                                   --------     --------

Net decrease in cash and cash equivalents                          (217,760)     (27,653)

Cash and cash equivalents at beginning of period                    311,800       42,408
                                                                   --------     --------

Cash and cash equivalents at end of period                          $94,040      $14,755
                                                                   ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                              $34,938      $58,943
  Income taxes                                                            -      ($9,983)
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                      $4,523      ($3,975)

See Notes to Respective Financial Statements.

                           ENTERGY LOUISIANA, INC.
                               BALANCE SHEETS
                                    ASSETS
                     June 30, 2003 and December 31, 2002
                                 (Unaudited)

                                                                    2003        2002
                                                                      (In Thousands)

                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                               $7,214     $15,130
  Temporary cash investments - at cost,
    which approximates market                                        86,826     296,670
                                                                 ----------  ----------
        Total cash and cash equivalents                              94,040     311,800
                                                                 ----------  ----------
Accounts receivable:
  Customer                                                           96,218      95,009
  Allowance for doubtful accounts                                    (2,599)     (4,090)
  Associated companies                                               23,720      30,722
  Other                                                              11,148      17,949
  Accrued unbilled revenues                                         145,986     104,470
                                                                 ----------  ----------
    Total accounts receivable                                       274,473     244,060
                                                                 ----------  ----------
Deferred fuel costs                                                  68,356           -
Accumulated deferred income taxes                                         -       4,400
Materials and supplies - at average cost                             77,761      78,327
Deferred nuclear refueling outage costs                               4,624      10,017
Prepayments and other                                                27,573     117,720
                                                                 ----------  ----------
TOTAL                                                               546,827     766,324
                                                                 ----------  ----------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                 14,230      14,230
Decommissioning trust funds                                         140,110     125,054
Non-utility property - at cost (less accumulated depreciation)       21,398      21,489
                                                                 ----------  ----------
TOTAL                                                               175,738     160,773
                                                                 ----------  ----------

                     UTILITY PLANT
Electric                                                          5,700,253   5,557,776
Property under capital lease                                        249,328     241,071
Construction work in progress                                       178,965     147,122
Nuclear fuel under capital lease                                     34,527      50,893
                                                                 ----------  ----------
TOTAL UTILITY PLANT                                               6,163,073   5,996,862
Less - accumulated depreciation and amortization                  2,647,429   2,651,336
                                                                 ----------  ----------
UTILITY PLANT - NET                                               3,515,644   3,345,526
                                                                 ----------  ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                   156,131     157,642
  Unamortized loss on reacquired debt                                24,897      25,846
  Other regulatory assets                                           228,281     119,359
Long-term receivables                                                 1,511       1,511
Other                                                                29,004      26,007
                                                                 ----------  ----------
TOTAL                                                               439,824     330,365
                                                                 ----------  ----------

TOTAL ASSETS                                                     $4,678,033  $4,602,988
                                                                 ==========  ==========
See Notes to Respective Financial Statements.

                           ENTERGY LOUISIANA, INC.
                               BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                    June 30, 2003 and December 31, 2002
                                 (Unaudited)

                                                                              2003        2002
                                                                               (In Thousands)

                      CURRENT LIABILITIES
Currently maturing long-term debt                                            $127,968     $296,366
Accounts payable:
  Associated companies                                                         56,146       54,622
  Other                                                                       103,536      119,416
Customer deposits                                                              64,957       63,255
Taxes accrued                                                                  24,415            -
Accumulated deferred income taxes                                              29,505            -
Interest accrued                                                               23,777       30,553
Deferred fuel costs                                                                 -       25,602
Obligations under capital leases                                               33,927       33,927
Other                                                                           7,345        8,941
                                                                           ----------   ----------
TOTAL                                                                         471,576      632,682
                                                                           ----------   ----------

             DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                         1,627,063    1,695,570
Accumulated deferred investment tax credits                                   103,898      106,539
Obligations under capital leases                                                  600       16,966
Other regulatory liabilities                                                    7,607        6,601
Decommissioning                                                               315,013            -
Accumulated provisions                                                         79,345       74,340
Other                                                                          90,397       95,504
                                                                           ----------   ----------
TOTAL                                                                       2,223,923    1,995,520
                                                                           ----------   ----------

Long-term debt                                                                815,473      830,188
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                             70,000       70,000

                      SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                          100,500      100,500
Common stock, no par value, authorized 250,000,000
  shares; issued 165,173,180 shares in 2003 and 2002                        1,088,900    1,088,900
Capital stock expense and other                                                (1,718)      (1,718)
Retained earnings                                                              29,379        6,916
Less - treasury stock, at cost (18,202,573 shares in 2003 and 2002)           120,000      120,000
                                                                           ----------   ----------
TOTAL                                                                       1,097,061    1,074,598
                                                                           ----------   ----------

Commitments and Contingencies

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,678,033   $4,602,988
                                                                           ==========   ==========
See Notes to Respective Financial Statements.

                        ENTERGY LOUISIANA, INC.
                       SELECTED OPERATING RESULTS
       For the Three and Six Months Ended June 30, 2003 and 2002
                              (Unaudited)

                                        Three Months Ended   Increase/
           Description                  2003        2002    (Decrease)       %
                                           (In Millions)
Electric Operating Revenues:
  Residential                          $173.4      $150.6       $ 22.8       15
  Commercial                            118.1       100.4         17.7       18
  Industrial                            178.6       160.1         18.5       12
  Governmental                           10.6         8.8          1.8       20
                                       -------------------------------
    Total retail                        480.7       419.9         60.8       14
  Sales for resale
     Associated companies                36.0         5.8         30.2      521
     Non-associated companies             2.9         3.5         (0.6)     (17)
  Other                                  50.0        54.2         (4.2)      (8)
                                       -------------------------------
    Total                              $569.6      $483.4       $ 86.2       18
                                       ===============================
Billed Electric Energy
 Sales (GWh):
  Residential                           2,022       2,020            2        -
  Commercial                            1,362       1,352           10        1
  Industrial                            3,051       3,792         (741)     (20)
  Governmental                            125         122            3        2
                                       -------------------------------
    Total retail                        6,560       7,286         (726)     (10)
  Sales for resale
     Associated companies                 492          68          424      624
     Non-associated companies              26          40          (14)     (35)
                                       -------------------------------
    Total                               7,078       7,394         (316)      (4)
                                       ===============================

                                         Six Months Ended      Increase/
           Description                  2003         2002     (Decrease)     %
                                           (In Millions)
Electric Operating Revenues:
  Residential                          $324.4      $270.0       $ 54.4       20
  Commercial                            217.5       181.5         36.0       20
  Industrial                            342.6       289.6         53.0       18
  Governmental                           20.5        16.8          3.7       22
                                     ---------------------------------
    Total retail                        905.0       757.9        147.1       19
  Sales for resale
     Associated companies                59.7         9.1         50.6      556
     Non-associated companies             6.5         6.7         (0.2)      (3)
  Other                                  60.7        79.7        (19.0)     (24)
                                     ---------------------------------
    Total                            $1,031.9      $853.4      $ 178.5       21
                                     =================================

Billed Electric Energy
 Sales (GWh):
  Residential                           4,037       3,942           95        2
  Commercial                            2,619       2,574           45        2
  Industrial                            6,341       7,370       (1,029)     (14)
  Governmental                            255         250            5        2
                                     ---------------------------------
    Total retail                       13,252      14,136         (884)      (6)
  Sales for resale
     Associated companies                 788         153          635      415
     Non-associated companies              69          93          (24)     (26)
                                     ---------------------------------
    Total                              14,109      14,382         (273)      (2)
                                     =================================

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Income

Second Quarter 2003 Compared to Second Quarter 2002

Operating income increased $15.4 million primarily due to:

    increased revenue of $12.3 million due to the base rate increase effective January 2003. The rate increase is discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K; and

    an increase in revenues of $1.7 million due to an increase in the price applied to unbilled sales.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating income increased $28.5 million primarily due to:

    increased revenue of $21.9 million due to the base rate increase effective January 2003;

    increased revenue of $5.4 million due to increased electricity usage of 138 GWh in the residential and commercial sectors; and

    decreased other operation and maintenance expenses of $4.1 million primarily due to a decrease in plant maintenance costs due to outage costs at fossil plants in 2002.

Other Impacts on Earnings

Interest and dividend income decreased $1.7 million for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to carrying charges on deferred fuel costs in 2002.

Income Taxes

The effective income tax rates for the second quarters of 2003 and 2002 were 36.4% and 36.7%, respectively. The effective income tax rate for the six months ended June 30, 2003 and 2002 was 35.5% for each of the periods.

Other Income Statement Variances

Second Quarter 2003 Compared to Second Quarter 2002

Fuel and purchased power expenses decreased $17.9 million primarily due to reductions in deferred fuel costs and wholesale demand. Refer to "Liquidity and Capital Resources" below for further discussion of future recovery of Entergy Mississippi's deferred fuel costs. The decrease was partially offset by increases in the market prices of natural gas and purchased power.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating revenues increased $35.8 million primarily due to the base rate increase and increased electricity usage discussed above totaling $27.3 million, as well as the following:

    increased Grand Gulf rate rider revenue of $20.2 million due to a higher rate which became effective in October 2002; and

    increased fuel cost recovery revenues of $9.8 million due to higher fuel factors resulting from increases in the market prices of natural gas and purchased power.

The increase in operating revenues was partially offset by a decrease of $20.9 million in wholesale revenues as a result of a decrease in net generation and power purchases resulting in less energy available for resale sales.

Fuel and purchased power expenses decreased $8.9 million primarily due to reductions in deferred fuel costs and wholesale demand, partially offset by increases in the market prices of natural gas and purchased power.

Corresponding to the increase in the Grand Gulf rate rider, other regulatory charges increased $18.5 million primarily due to an increase in deferred capacity costs related to that rider.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 147,721	$ 54,048

Cash flow provided by (used in):
Operating activities	73,477	59,204
Investing activities	(154,380)	(57,100)
Financing activities	(52,022)	(46,185)
Net decrease in cash and cash equivalents	(132,925)	(44,081)

Cash and cash equivalents at end of period	$ 14,796	$ 9,967

Operating Activities

Cash flow from operations increased $14.3 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to increased net income.

Entergy Mississippi's receivables from or (payables) to the money pool were as follows:

June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
(In Thousands)

$855	$8,702	($3,827)	$11,505

Money pool activity provided $7.8 million of Entergy Mississippi's operating cash flow for the six months ended June 30, 2003 and provided $15.3 million of operating cash flow for the six months ended June 30, 2002. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Tax Elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy Mississippi expects to obtain cash flow benefits of $40 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy Mississippi's depreciable assets.

Investing Activities

Net cash used in investing activities increased $97.3 million primarily due to cash used for other regulatory investments of $72.6 million as a result of under-recovered fuel and purchased power costs. In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi will defer collection until 2004 of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003. The deferred amount of $77.6 million plus carrying charges will be collected over a six-month period beginning January 2004.

The increase was also due to other temporary cash investments of $18.6 million that provided cash in 2002 upon maturity.

Financing Activities

Net cash flow used in financing activities increased $5.8 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to additional common stock dividends paid in 2003.

Entergy Mississippi has implemented a planned financing program to address its long-term debt maturities and to restructure its debt portfolio, which will result in extended maturities, lowered rates, and additional flexibility.

Entergy Mississippi issued $295 million of First Mortgage Bonds in 2003 as follows:

Issue Date	Description	Maturity	Amount
			(In Thousands)

January 2003	5.15% Series	February 2013	$100,000
March 2003	4.35% Series	April 2008	100,000
May 2003	4.95% Series	June 2018	95,000

Proceeds from the $100 million issuance in March 2003 were used for general corporate purposes, including the retirement of short-term indebtedness and working capital needs. Higher fuel costs in the first quarter of 2003 contributed to the working capital needs. A portion of the proceeds from the other issuances, together with proceeds from the issuance of First Mortgage Bonds in October and December 2002 were used to redeem the following:

Retirement Date	Description	Maturity	Amount
			(In Thousands)

January 2003	7.75% Series	February 2003	$120,000
January 2003	6.625% Series	November 2003	65,000
January 2003	8.25% Series	July 2004	25,000
February 2003	6.25% Series	February 2003	70,000
May 2003	Floating Series	May 2004	50,000

Entergy Mississippi also has $75 million of currently maturing long-term debt due May 2004, a portion of which Entergy Mississippi expects to repay at maturity using a portion of the proceeds from the May 2003 issuance.

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. The following is an update to the Form 10-K.

Entergy Mississippi renewed its 364-day credit facility in the amount of $25 million of which none was drawn at June 30, 2003. The credit facility has an expiration of May 31, 2004.

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

                        ENTERGY MISSISSIPPI, INC.
                           INCOME STATEMENTS
       For the Three and Six Months Ended June 30, 2003 and 2002
                              (Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                       2003       2002      2003         2002
                                                       (In Thousands)         (In Thousands)

               OPERATING REVENUES
Domestic electric                                    $261,899   $261,743   $489,268    $453,433
                                                     --------   --------   --------    --------
               OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                          30,436     93,129     62,389     143,698
   Purchased power                                    118,925     74,146    221,873     149,482
   Other operation and maintenance                     41,849     40,763     77,561      81,663
Taxes other than income taxes                          11,835     11,774     22,983      23,507
Depreciation and amortization                          14,585     13,745     29,612      27,251
Other regulatory charges (credits) - net                 (356)    (1,067)       129     (18,349)
                                                     --------   --------   --------    --------
TOTAL                                                 217,274    232,490    414,547     407,252
                                                     --------   --------   --------    --------

OPERATING INCOME                                       44,625     29,253     74,721      46,181
                                                     --------   --------   --------    --------

                  OTHER INCOME
Allowance for equity funds used during construction     1,011      1,076      1,807       2,146
Interest and dividend income                              211      1,185        571       2,227
Miscellaneous - net                                      (416)      (371)    (1,353)     (1,105)
                                                     --------   --------   --------    --------
TOTAL                                                     806      1,890      1,025       3,268
                                                     --------   --------   --------    --------

           INTEREST AND OTHER CHARGES
Interest on long-term debt                             10,322     11,250     21,956      21,212
Other interest - net                                      832        735      1,634       1,356
Allowance for borrowed funds used during construction    (874)      (975)    (1,603)     (1,920)
                                                     --------   --------   --------    --------
TOTAL                                                  10,280     11,010     21,987      20,648
                                                     --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                             35,151     20,133     53,759      28,801

Income taxes                                           12,801      7,381     19,093      10,220
                                                     --------   --------   --------    --------

NET INCOME                                             22,350     12,752     34,666      18,581

Preferred dividend requirements and other                 842        842      1,685       1,685
                                                     --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                          $21,508    $11,910    $32,981     $16,896
                                                     ========   ========   ========    ========
See Notes to Respective Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                         STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 2003 and 2002
                               (Unaudited)

                                                                 2003         2002
                                                                    (In Thousands)

                 OPERATING ACTIVITIES
Net income                                                       $34,666     $18,581
Noncash items included in net income:
  Other regulatory charges (credits) - net                           129     (18,349)
  Depreciation and amortization                                   29,612      27,251
  Deferred income taxes and investment tax credits                23,099      (7,826)
  Allowance for equity funds used during construction             (1,807)     (2,146)
Changes in working capital:
  Receivables                                                    (19,480)     (2,620)
  Fuel inventory                                                     (32)       (758)
  Accounts payable                                               (16,341)      7,488
  Taxes accrued                                                  (20,908)      2,793
  Interest accrued                                                (7,171)       (102)
  Deferred fuel costs                                             33,122      22,792
  Other working capital accounts                                   4,765         122
Provision for estimated losses and reserves                         (530)     (1,153)
Changes in other regulatory assets                                   357     (10,604)
Other                                                             13,996      23,735
                                                                --------    --------
Net cash flow provided by operating activities                    73,477      59,204
                                                                --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                        (83,617)    (77,812)
Allowance for equity funds used during construction                1,807       2,146
Changes in other temporary investments - net                           -      18,566
Other regulatory investments                                     (72,570)          -
                                                                --------    --------
Net cash flow used in investing activities                      (154,380)    (57,100)
                                                                --------    --------

                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                     292,563           -
Retirement of long-term debt                                    (330,000)    (65,000)
Changes in short-term borrowings                                       -      25,000
Dividends paid:
  Common stock                                                   (12,900)     (4,500)
  Preferred stock                                                 (1,685)     (1,685)
                                                                --------    --------
Net cash flow used in financing activities                       (52,022)    (46,185)
                                                                --------    --------

Net decrease in cash and cash equivalents                       (132,925)    (44,081)

Cash and cash equivalents at beginning of period                 147,721      54,048
                                                                --------    --------

Cash and cash equivalents at end of period                       $14,796      $9,967
                                                                ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                           $29,502     $21,272

See Notes to Respective Financial Statements.

                          ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                 ASSETS
                    June 30, 2003 and December 31, 2002
                              (Unaudited)

                                                                    2003        2002
                                                                     (In Thousands)

                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                              $10,081     $10,782
  Temporary cash investments - at cost,
    which approximates market                                         4,715     136,939
                                                                 ----------  ----------
        Total cash and cash equivalents                              14,796     147,721
                                                                 ----------  ----------
Accounts receivable:
  Customer                                                           71,557      52,480
  Allowance for doubtful accounts                                    (1,079)     (1,633)
  Associated companies                                                3,945      11,978
  Other                                                               3,705       6,434
  Accrued unbilled revenues                                          40,071      29,460
                                                                 ----------  ----------
    Total accounts receivable                                       118,199      98,719
                                                                 ----------  ----------
Deferred fuel costs                                                  77,625      38,177
Accumulated deferred income taxes                                         -       7,822
Fuel inventory - at average cost                                      5,684       5,652
Materials and supplies - at average cost                             19,005      18,650
Prepayments and other                                                15,205      18,777
                                                                 ----------  ----------
TOTAL                                                               250,514     335,518
                                                                 ----------  ----------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                  5,531       5,531
Non-utility property - at cost (less accumulated depreciation)        6,530       6,594
                                                                 ----------  ----------
TOTAL                                                                12,061      12,125
                                                                 ----------  ----------

                    UTILITY PLANT
Electric                                                          2,118,329   2,076,828
Property under capital lease                                            156         175
Construction work in progress                                       139,912     102,783
                                                                 ----------  ----------
TOTAL UTILITY PLANT                                               2,258,397   2,179,786
Less - accumulated depreciation and amortization                    791,933     768,609
                                                                 ----------  ----------
UTILITY PLANT - NET                                               1,466,464   1,411,177
                                                                 ----------  ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                     9,999      18,250
  Unamortized loss on reacquired debt                                12,302      12,756
  Other regulatory assets                                            31,562      23,668
Other                                                                23,523      18,878
                                                                 ----------  ----------
TOTAL                                                                77,386      73,552
                                                                 ----------  ----------

TOTAL ASSETS                                                     $1,806,425  $1,832,372
                                                                 ==========  ==========
See Notes to Respective Financial Statements.

                          ENTERGY MISSISSIPPI, INC.
                               BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2003 and December 31, 2002
                                (Unaudited)

                                                                     2003        2002
                                                                       (In Thousands)

                  CURRENT LIABILITIES
Currently maturing long-term debt                                    $75,000    $255,000
Accounts payable:
  Associated companies                                                57,768      50,973
  Other                                                               15,564      38,700
Customer deposits                                                     34,815      33,264
Taxes accrued                                                              -      20,908
Accumulated deferred income taxes                                      3,060           -
Interest accrued                                                      12,523      19,694
Co-owner advances                                                        295           -
Obligations under capital leases                                          40          39
Other                                                                  1,772       2,070
                                                                  ----------  ----------
TOTAL                                                                200,837     420,648
                                                                  ----------  ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued                  306,846     292,809
Accumulated deferred investment tax credits                           15,794      16,497
Obligations under capital leases                                         116         136
Accumulated provisions                                                 7,483       8,013
Other                                                                 67,897      51,670
                                                                  ----------  ----------
TOTAL                                                                398,136     369,125
                                                                  ----------  ----------

Long-term debt                                                       654,876     510,104

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  50,381      50,381
Common stock, no par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares in
  2003 and 2002                                                      199,326     199,326
Capital stock expense and other                                          (59)        (59)
Retained earnings                                                    302,928     282,847
                                                                  ----------  ----------
TOTAL                                                                552,576     532,495
                                                                  ----------  ----------

Commitments and Contingencies

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,806,425  $1,832,372
                                                                  ==========  ==========
See Notes to Respective Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                       SELECTED OPERATING RESULTS
       For the Three and Six Months Ended June 30, 2003 and 2002
                               (Unaudited)

                                   Three Months Ended     Increase/
           Description               2003       2002      (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                        $ 94.4     $ 85.6       $ 8.8       10
  Commercial                           83.7       76.1         7.6       10
  Industrial                           45.1       41.4         3.7        9
  Governmental                          8.1        7.3         0.8       11
                                    ------------------------------
    Total retail                      231.3      210.4        20.9       10
  Sales for resale
     Associated companies               4.1       27.0       (22.9)     (85)
     Non-associated companies           5.3        4.1         1.2       29
  Other                                21.2       20.2         1.0        5
                                    ------------------------------
    Total                           $ 261.9    $ 261.7       $ 0.2        -
                                    ==============================

Billed Electric Energy
 Sales (GWh):
  Residential                         1,063      1,086         (23)      (2)
  Commercial                          1,033      1,046         (13)      (1)
  Industrial                            708        705           3        -
  Governmental                           96         92           4        4
                                    ------------------------------
    Total retail                      2,900      2,929         (29)      (1)
  Sales for resale
     Associated companies                 5        563        (558)     (99)
     Non-associated companies            82         50          32       64
                                    ------------------------------
    Total                             2,987      3,542        (555)     (16)
                                    ==============================

                                     Six Months Ended    Increase/
           Description               2003       2002    (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                       $ 183.7    $ 158.6      $ 25.1       16
  Commercial                          159.1      140.2        18.9       13
  Industrial                           85.2       77.6         7.6       10
  Governmental                         15.8       13.6         2.2       16
                                    ------------------------------
    Total retail                      443.8      390.0        53.8       14
  Sales for resale
     Associated companies               9.0       32.3       (23.3)     (72)
     Non-associated companies           9.9        7.5         2.4       32
  Other                                26.6       23.6         3.0       13
                                    ------------------------------
    Total                           $ 489.3    $ 453.4      $ 35.9        8
                                    ==============================

Billed Electric Energy
 Sales (GWh):
  Residential                         2,316      2,212         104        5
  Commercial                          2,044      2,010          34        2
  Industrial                          1,380      1,377           3        -
  Governmental                          190        179          11        6
                                    ------------------------------
    Total retail                      5,930      5,778         152        3
  Sales for resale
     Associated companies                24        608        (584)     (96)
     Non-associated companies           152         97          55       57
                                    ------------------------------
    Total                             6,106      6,483        (377)      (6)
                                    ==============================

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Income

Second Quarter 2003 Compared to Second Quarter 2002

Operating income increased $4.2 million primarily due to:

    a regulatory credit of $3.8 million related to the deferral of uncollectible accounts. The City Council approved the collection over five years beginning June 2003; and

    an increase of $2.6 million in base revenue as a result of an increase in base rates effective June 1, 2003. The base rate increase is discussed further in Note 2 to the domestic utility companies and System Energy financial statements.

The increase in operating income was partially offset by increased other operation and maintenance expenses of $3.8 million primarily due to:

    an increase in maintenance outage costs at a fossil plant in 2003;

    increased benefit costs; and

    increased outside services expenses.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating income increased $3.9 million primarily due to:

    accruals for potential rate actions and refunds were lower by $7.2 million in 2003;

    an increase of $2.6 million in base revenue as a result of an increase in base rates effective June 1, 2003; and

    an increase in regulatory credits of $3.8 million due to the deferral of uncollectible accounts.

The increase in operating income was partially offset by the following:

    a decrease of $3.8 million in revenue from unbilled sales primarily due to a decrease in volume of and price applied to unbilled sales; and

    increased other operation and maintenance expenses of $5.3 million primarily due to increases in maintenance outage costs at a fossil plant in 2003, benefits costs, and outside services expenses.

Other Impacts on Earnings

Interest charges decreased $5.2 million and $4.8 million for the second quarter 2003 and six months ended June 30, 2003, respectively, primarily due to interest accrued in 2002 for potential rate actions and refunds and a true-up of those accruals in May 2003.

Income Taxes

Second Quarter 2003 Compared to Second Quarter 2002

The effective income tax rates for the second quarters of 2003 and 2002 were 39.4% and 44.7%, respectively. The difference in the effective income tax rate for the second quarter 2003 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax timing differences related to depreciation. The difference for the second quarter of 2002 is due to book and tax timing differences related to depreciation.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The effective income tax rate for year-to-date 2003 was 42.6%. The difference in the effective income tax rate for year-to-date 2003 versus the federal statutory rate of 35.0% is primarily due to book and tax timing differences related to depreciation. There was no meaningful effective income tax rate for year-to-date 2002 as a result of the net loss generated, while book and tax timing differences related to depreciation caused income tax expense for the period.

Other Income Statement Variances

Second Quarter 2003 Compared to Second Quarter 2002

Operating revenues increased $32.6 million primarily due to:

    increased fuel cost recovery revenues of $16.5 million due to higher fuel rates;

    increased wholesale revenue of $7.4 million due to an increase in volume; and

    increased natural gas revenues of $5.9 million primarily due to an increase in the market price of natural gas.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating revenues increased $70.6 million primarily due to:

    increased fuel cost recovery revenues of $28.3 million due to higher fuel rates;

    increased natural gas revenues of $28.3 million primarily due to the increase in market price of natural gas; and

    increased wholesale revenue of $8.9 million due to increased volume.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 66,247	$ 38,184

Cash flow used in:
Operating activities	(34,208)	(15,018)
Investing activities	(28,768)	(15,284)
Financing activities	(482)	(482)
Net decrease in cash and cash equivalents	(63,458)	(30,784)

Cash and cash equivalents at end of period	$ 2,789	$ 7,400

Operating Activities

The increase of $ 19.2 million in net cash used in operating activities for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily due to increased customer receivables as a result of increased billed revenues and an increase in the days sales outstanding for 2003 compared to 2002. The increase in net cash used was partially offset by money pool activity and the payment to customers of a portion of the System Energy refund in the first quarter of 2002.

Entergy New Orleans' receivables from or (payables) to the money pool were as follows:

June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
(In Thousands)

($13,741)	$3,500	($5,309)	$9,208

Money pool activity provided $17.2 million of Entergy New Orleans' operating cash flows for the six months ended June 30, 2003 and provided $14.5 million of Entergy New Orleans' operating cash flows for the six months ended June 30, 2002. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Tax Elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy expects to obtain cash flow benefits of $14 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy's depreciable assets

Investing Activities

The increase of $13.5 million in net cash used in investing activities for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily due to the maturity of $14.9 million of other temporary investments in 2002.

Financing Activities

In July 2003, Entergy New Orleans issued $30 million of 3.875% Series First Mortgage Bonds due August 2008 and $70 million of 5.25% Series First Mortgage Bonds due August 2013. The proceeds from these issuances will be used to redeem, prior to maturity, $30 million of 7% Series First Mortgage Bonds due July 2008, $40 million of 8% Series First Mortgage Bonds due March 2006, and $30 million of 6.65% Series First Mortgage Bonds due March 2004.

Uses and Sources of Capital

See "Management's Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital.

Significant Factors and Known Trends

See "Management's Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of System Agreement proceedings, market and credit risks, state and local regulatory risks, environmental risks, and litigation risks.

In May 2003, the City Council approved an agreement in principle entered into by Entergy New Orleans and the Advisors to the City Council that provides for a $30.2 million base rate increase effective June 2003. Refer to Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K and in this report for further discussion of this proceeding. The City Council also approved implementation of formula rate plans for electric and gas service that will be evaluated annually until 2005. The midpoint return on equity of both plans is 11.25%, with a target equity component of 42%. The electric plan provides for a bandwidth of 10.25% to 12.25% and the gas plan provides for a bandwidth of 11% to 11.5%, with earnings within those ranges not resulting in a change in rates. In addition, the City Council approved implementation of a generation performance-based rate calculation in the fuel adjustment clause under which Entergy New Orleans will receive 10% of fuel and purchased power cost savings in excess of $20 million, subject to a 13.25% return on equity limitation for electric operations as provided for in the electric formula rate plan. Entergy New Orleans will bear 10% of any "negative" fuel and purchased power cost savings. Certain intervenors in the proceeding have appealed the City Council's approval to the Civil District Court for the Parish of Orleans. Entergy New Orleans and the City Council will oppose the appeal, but the outcome cannot be predicted.

In approving the agreement in principle, the City Council indicated that if it decides in favor of the plaintiffs in either of the lawsuits described in Part I, Item 1 of the Form 10-K in the paragraphs entitled "Entergy New Orleans Fuel Clause Lawsuit" and "Entergy New Orleans Rate of Return Lawsuit," the effect of that decision on the rate agreement would have to be determined. The City Council also indicated that the Entergy New Orleans power agreements described in Part II, Item 5, "Generation" in this report are fundamental to the rate agreement, and a FERC decision or order requiring a material change in the power agreements may result in a City Council investigation to determine what prospective action, if any, would be warranted by any such FERC decision or order to preserve the benefits that were otherwise projected to accrue to customers under the rate settlement.

Critical Accounting Estimates

See "Management's Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for pension and other retirement costs.

                          ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                        Three Months Ended   Six Months Ended
                                          2003      2002      2003     2002
                                          (In Thousands)      (In Thousands)

    OPERATING REVENUES
Domestic electric                        $131,236 $104,465  $220,021  $177,688
Natural gas                                22,829   16,957    74,950    46,681
                                         -------- --------  --------  --------
TOTAL                                     154,065  121,422   294,971   224,369
                                         -------- --------  --------  --------

    OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale              39,349   21,811    92,843    50,468
   Purchased power                         57,622   45,313   103,741    80,822
   Other operation and maintenance         26,988   23,200    50,436    45,112
Taxes other than income taxes              10,030    9,134    20,380    18,426
Depreciation and amortization               6,942    6,891    14,407    13,734
Other regulatory charges (credits) -       (4,177)   1,922    (2,259)    4,331
   net
                                         -------- --------  --------  --------
TOTAL                                     136,754  108,271   279,548   212,893
                                         -------- --------  --------  --------

OPERATING INCOME                           17,311   13,151    15,423    11,476
                                         -------- --------  --------  --------

    OTHER INCOME
Allowance for equity funds used during        904      463     1,152       893
   construction
Interest and dividend income                   44       89       354       363
Miscellaneous - net                          (103)    (377)     (549)     (837)
                                         -------- --------  --------  --------
TOTAL                                         845      175       957       419
                                         -------- --------  --------  --------

    INTEREST AND OTHER CHARGES
Interest on long-term debt                  4,483    4,469     8,950     8,937
Other interest - net                       (1,200)   3,547      (543)    3,998
Allowance for borrowed funds used            (926)    (472)   (1,180)     (866)
                                         -------- --------  --------  --------
   during construction
TOTAL                                       2,357    7,544     7,227    12,069
                                         -------- --------  --------  --------

INCOME (LOSS) BEFORE INCOME TAXES          15,799    5,782     9,153      (174)

Income taxes                                6,219    2,583     3,900       567
                                         -------- --------  --------  --------

NET INCOME (LOSS)                           9,580    3,199     5,253      (741)

Preferred dividend requirements and           241      241       482       482
   other
                                         -------- --------  --------  --------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                               $9,339   $2,958    $4,771   ($1,223)
                                         ======== ========  ========  ========

See Notes to Respective Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                          STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)

                                                           2003       2002
                                                            (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                  $5,253    ($741)
Noncash items included in net income:
  Other regulatory charges (credits) - net                  (2,259)   4,331
  Depreciation and amortization                             14,407   13,734
  Deferred income taxes and investment tax credits          10,489    3,098
  Allowance for equity funds used during construction       (1,152)    (893)
Changes in working capital:
  Receivables                                              (33,045)     654
  Fuel inventory                                             1,208    3,057
  Accounts payable                                           6,900   14,518
  Taxes accrued                                             (1,999)       -
  Interest accrued                                            (442)   2,295
  Deferred fuel costs                                      (11,805) (18,517)
  Other working capital accounts                           (17,255) (40,041)
Provision for estimated losses and reserves                 (2,454)  (2,258)
Changes in other regulatory assets                          (3,708)      12
Other                                                        1,654    5,733
                                                          -------- --------
Net cash flow used in operating activities                 (34,208) (15,018)
                                                          -------- --------

                 INVESTING ACTIVITIES
Construction expenditures                                  (29,920) (31,036)
Allowance for equity funds used during construction          1,152      893
Changes in other temporary investments - net                     -   14,859
                                                          -------- --------
Net cash flow used in investing activities                 (28,768) (15,284)
                                                          -------- --------

                 FINANCING ACTIVITIES
Dividends paid:
  Preferred stock                                             (482)    (482)
                                                          -------- --------
Net cash flow used in financing activities                    (482)    (482)
                                                          -------- --------

Net decrease in cash and cash equivalents                  (63,458) (30,784)

Cash and cash equivalents at beginning of period            66,247   38,184
                                                          -------- --------

Cash and cash equivalents at end of period                  $2,789   $7,400
                                                          ======== ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest - net of amount capitalized                      $8,541  $10,377

See Notes to Respective Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                                   ASSETS
                    June 30, 2003 and December 31, 2002
                                (Unaudited)

                                                      2003            2002
                                                         (In Thousands)

                 CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                 $2,789        $11,175
  Temporary cash investments - at cost,
    which approximates market                               -         55,072
                                                     --------       --------
        Total cash and cash equivalents                 2,789         66,247
                                                     --------       --------
Accounts receivable:
  Customer                                             56,866         24,901
  Allowance for doubtful accounts                      (2,861)        (4,774)
  Associated companies                                  1,290          4,901
  Other                                                 7,938         10,133
  Accrued unbilled revenues                            25,930         20,957
                                                     --------       --------
    Total accounts receivable                          89,163         56,118
                                                     --------       --------
Accumulated deferred income taxes                           -          1,230
Fuel inventory - at average cost                        2,076          3,284
Materials and supplies - at average cost                8,289          7,785
Prepayments and other                                  19,998          4,689
                                                     --------       --------
TOTAL                                                 122,315        139,353
                                                     --------       --------

         OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                    3,259          3,259
                                                     --------       --------

                  UTILITY PLANT
Electric                                              637,352        627,249
Natural gas                                           152,103        149,102
Construction work in progress                          61,955         48,345
                                                     --------       --------
TOTAL UTILITY PLANT                                   851,410        824,696
Less - accumulated depreciation and amortization      413,559        403,379
                                                     --------       --------
UTILITY PLANT - NET                                   437,851        421,317
                                                     --------       --------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                     449            556
  Other regulatory assets                              17,612         13,904
Other                                                   9,678          4,855
                                                     --------       --------
TOTAL                                                  27,739         19,315
                                                     --------       --------

TOTAL ASSETS                                         $591,164       $583,244
                                                     ========       ========

See Notes to Respective Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    June 30, 2003 and December 31, 2002
                                (Unaudited)

                                                      2003            2002
                                                         (In Thousands)

               CURRENT LIABILITIES
Currently maturing long-term debt                     $30,000            $ -
Accounts payable:
  Associated companies                                 32,956         23,228
  Other                                                33,853         36,681
Customer deposits                                      16,187         17,634
Taxes accrued                                               -          1,999
Accumulated deferred income taxes                       2,471              -
Interest accrued                                        6,046          6,488
Deferred fuel costs                                     3,077         14,882
Other                                                   9,707          9,702
                                                     --------       --------
TOTAL                                                 134,297        110,614
                                                     --------       --------

     DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes            29,120         22,245
   accrued
Accumulated deferred investment tax credits             4,667          4,893
SFAS 109 regulatory liability - net                    35,552         31,318
Other regulatory liabilities                              484          1,311
Accumulated provisions                                      -          2,454
Other                                                  34,598         32,776
                                                     --------       --------
TOTAL                                                 104,421         94,997
                                                     --------       --------

Long-term debt                                        199,233        229,191

              SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                   19,780         19,780
Common stock, $4 par value, authorized 10,000,000
  shares; issued and outstanding 8,435,900 shares      33,744         33,744
  in 2003 and 2002
Paid-in capital                                        36,294         36,294
Retained earnings                                      63,395         58,624
                                                     --------       --------
TOTAL                                                 153,213        148,442
                                                     --------       --------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $591,164       $583,244
                                                     ========       ========

See Notes to Respective Financial Statements.

                           ENTERGY NEW ORLEANS, INC.
                           SELECTED OPERATING RESULTS
           For the Three and Six Months Ended June 30, 2003 and 2002
                                  (Unaudited)

                                 Three Months Ended         Increase/
         Description              2003         2002        (Decrease)     %
                                     (In Millions)
Electric Operating Revenues:
  Residential                     $ 44.3       $ 37.0          $ 7.3      20
  Commercial                        41.8         34.7            7.1      20
  Industrial                         7.0          5.3            1.7      32
  Governmental                      17.9         14.8            3.1      21
                                 -------      -------       --------
    Total retail                   111.0         91.8           19.2      21
  Sales for resale
     Associated companies            8.5          1.0            7.5     750
     Non-associated companies        0.4          0.5           (0.1)    (20)
  Other                             11.3         11.2            0.1       1
                                 -------      -------       --------
    Total                        $ 131.2      $ 104.5         $ 26.7      26
                                 =======      =======       ========

Billed Electric Energy
 Sales (GWh):
  Residential                        508          504              4       1
  Commercial                         552          554             (2)      -
  Industrial                         101           96              5       5
  Governmental                       252          260             (8)     (3)
                                 -------      -------       --------
    Total retail                   1,413        1,414             (1)      -
  Sales for resale
     Associated companies            101           15             86     573
     Non-associated companies          6            9             (3)    (33)
                                 -------      -------       --------
    Total                          1,520        1,438             82       6
                                 =======      =======       ========

                                         Six Months Ended     Increase/
         Description                    2003         2002    (Decrease)    %
                                     (In Millions)
Electric Operating Revenues:
  Residential                          $ 76.2        $ 64.2     $12.0      19
  Commercial                             76.9          65.4      11.5      18
  Industrial                             13.0           9.9       3.1      31
  Governmental                           32.1          27.4       4.7      17
                                      -------       -------     -----
    Total retail                        198.2         166.9      31.3      19
  Sales for resale
     Associated companies                10.2           1.3       8.9     685
     Non-associated companies             1.0           1.0
                                                                    -       -
  Other                                  10.6           8.5       2.1      25
                                      -------       -------     -----
    Total                             $ 220.0       $ 177.7     $42.3      24
                                      =======       =======     =====

Billed Electric Energy
 Sales (GWh):
  Residential                             922           907        15       2
  Commercial                            1,052         1,059        (7)     (1)
  Industrial                              193           185         8       4
  Governmental                            477           490       (13)     (3)
                                      -------        ------     -----
    Total retail                        2,644         2,641         3       -
  Sales for resale
     Associated companies                 124            31        93     300
     Non-associated companies              14            20        (6)    (30)
                                      -------        ------     -----
    Total                               2,782         2,692        90       3
                                      =======        ======     =====

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net income decreased $2.4 million and $5.4 million for the second quarter 2003 and six months ended June 30, 2003, respectively, compared to the same periods in 2002 primarily due to a decrease in rate base in 2003 resulting in lower operating income. The effective income tax rates for the second quarters of 2003 and 2002 were 44.3% and 43.1%, respectively. The effective income tax rates for the six months ended June 30, 2003 and 2002 were 44.0% and 41.8%, respectively. The differences in the effective income tax rates in 2003 and 2002 versus the federal statutory rate of 35.0% are primarily due to book and tax timing differences related to depreciation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 113,159	$ 49,579

Cash flow provided by (used in):
Operating activities	162,389	121,604
Investing activities	(209,712)	2,714
Financing activities	(58,775)	(80,791)
Net increase (decrease) in cash and cash equivalents	(106,098)	43,527

Cash and cash equivalents at end of period	$ 7,061	$ 93,106

Operating Activities

Cash flow from operations increased $40.8 million for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to money pool activity. System Energy's receivables from the money pool were as follows:

June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
(In Thousands)

$1,279	$7,046	$62,845	$13,853

Money pool activity provided $5.8 million of System Energy's operating cash flows in the six months ended June 30, 2003. System Energy's cash balance is currently very low as a result of providing the cash collateral discussed below in "Investing Activities." Going forward, management expects System Energy to meet its working capital needs with operating cash flow, and it also has sufficient borrowing capacity from the money pool for its foreseeable working capital needs, if necessary. For the six months ended June 30, 2002, money pool activity used $49.0 million of System Energy's operating cash flows. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Cessation of the Entergy Mississippi GGART

System Energy collected $40.8 million in 2002 and $21.7 million thus far in 2003 from Entergy Mississippi in conjunction with the GGART, which provided for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligation. System Energy will no longer collect this tariff from Entergy Mississippi because the MPSC authorized the cessation of the GGART effective July 1, 2003. See Note 2 to the domestic utility companies and System Energy financial statements for further discussion of the GGART.

Tax Elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, System Energy expects to obtain cash flow benefits of $145 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of System Energy's depreciable assets.

Investing Activities

Investing activities used cash in the six months ended June 30, 2003 compared to providing a small amount of cash in the same period in 2002 primarily due to cash collateral of $193 million provided in March 2003. System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit with new three-year letters of credit totaling approximately $198 million that are backed by cash collateral.

Financing Activities

The decrease of $22.0 million in net cash used by financing activities for the six months ended June 30, 2003 compared to the same period in 2002 was primarily due to a decrease of $19.5 million in the January 2003 principal payment made on the Grand Gulf 1 sale-leaseback compared to the January 2002 principal payment.

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

                       SYSTEM ENERGY RRESOUCES, INC.
                             INCOME STATEMENTS
         For the Three and Six Months Ended June 30, 2003 and 2002

                                       Three Months Ended   Six Months Ended
                                          2003     2002      2003     2002
                                         (In Thousands)       (In Thousands)
          OPERATING REVENUES
Domestic electric                       $144,764 $142,892  $286,749 $285,222
                                        -------- --------  -------- --------

          OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale             10,006    9,362    20,184   18,966
   Nuclear refueling outage expenses       3,174    2,618     6,166    5,238
   Other operation and maintenance        25,198   23,042    45,944   42,255
Decommissioning                            5,450    4,014    10,900    8,028
Taxes other than income taxes              6,710    6,861    12,684   13,577
Depreciation and amortization             25,658   24,745    52,246   52,042
Other regulatory charges - net            14,539   13,128    28,857   26,054
                                        -------- --------  -------- --------
TOTAL                                     90,735   83,770   176,981  166,160
                                        -------- --------  -------- --------

OPERATING INCOME                          54,029   59,122   109,768  119,062
                                        -------- --------  -------- --------
             OTHER INCOME
Allowance for equity funds used during       263      700       532    1,250
construction
Interest and dividend income               1,692      609     3,618    1,089
Miscellaneous - net                         (168)     (29)     (742)    (390)
                                        -------- --------  -------- --------
TOTAL                                      1,787    1,280     3,408    1,949
                                        -------- --------  -------- --------
      INTEREST AND OTHER CHARGES
Interest on long-term debt                14,373   15,544    29,074   30,651
Other interest - net                         537      718     1,110    1,503
Allowance for borrowed funds used
  during construction                        (82)    (247)     (177)    (479)
                                        --------  -------  --------  -------
TOTAL                                     14,828   16,015    30,007   31,675
                                        --------  -------  --------  -------

INCOME BEFORE INCOME TAXES                40,988   44,387    83,169   89,336

Income taxes                              18,168   19,137    36,614   37,359
                                        --------  -------  --------  -------

NET INCOME                               $22,820  $25,250   $46,555  $51,977
                                         =======  =======   =======  =======

See Notes to Respective Financial Statements.

                           SYSTEM ENERGY RESOURCES, INC.
                             STATEMENTS OF CASH FLOWS
                  For the Six Months Ended June 30, 2003 and 2002
                                    (Unaudited)

                                                        2003          2002
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income                                             $46,555       $51,977
Noncash items included in net income:
  Other regulatory charges - net                        28,857        26,054
  Depreciation, amortization, and decommissioning       63,146        60,070
  Deferred income taxes and investment tax credits     (18,621)      (22,881)
  Allowance for equity funds used during                  (532)       (1,250)
    construction
Changes in working capital:
  Receivables                                           17,636       (38,756)
  Accounts payable                                      (5,172)       (1,293)
  Taxes accrued                                         40,567        50,002
  Interest accrued                                     (24,539)      (27,075)
  Other working capital accounts                        (7,477)        2,448
Provision for estimated losses and reserves               (282)         (291)
Changes in other regulatory assets                      16,328        15,148
Other                                                    5,923         7,451
                                                      --------      --------
Net cash flow provided by operating activities         162,389       121,604
                                                      --------      --------

INVESTING ACTIVITIES
Construction expenditures                               (6,254)      (18,036)
Allowance for equity funds used during                     532         1,250
  construction
Decommissioning trust contributions and realized
  change in trust assets                               (11,043)       (2,854)
Changes in other temporary investments - net                 -        22,354
Increase in other cash investments                    (192,947)            -
                                                      --------      --------
Net cash flow provided by (used in) investing         (209,712)        2,714
  activities                                          --------      --------

FINANCING ACTIVITIES
Retirement of long-term debt                           (11,375)      (30,891)
Dividends paid:
  Common stock                                         (47,400)      (49,900)
                                                      --------      --------
Net cash flow used in financing activities             (58,775)      (80,791)
                                                      --------      --------

Net increase (decrease) in cash and cash equivalents  (106,098)       43,527

Cash and cash equivalents at beginning of period       113,159        49,579
                                                      --------      --------

Cash and cash equivalents at end of period              $7,061       $93,106
                                                      ========      ========

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                 $52,783       $57,121
Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
  decommissioning trust assets                          $6,264       ($5,715)

See Notes to Respective Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                                    ASSETS
                      June 30, 2003 and December 31, 2002
                                  (Unaudited)

                                                          2003             2002
                                                              (In Thousands)

          CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                        $13        $2,282
  Temporary cash investments - at cost,
    which approximates market                               7,048       110,877
                                                       ----------    ----------
        Total cash and cash equivalents                     7,061       113,159
                                                       ----------    ----------
Accounts receivable:
  Associated companies                                     47,214        64,852
  Other                                                     1,379         1,377
                                                       ----------    ----------
    Total accounts receivable                              48,593        66,229
                                                       ----------    ----------
Materials and supplies - at average cost                   62,489        51,492
Deferred nuclear refueling outage costs                     9,535        15,666
Prepayments and other                                       3,458         1,319
                                                       ----------    ----------
TOTAL                                                     131,136       247,865
                                                       ----------    ----------

         OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                               156,292       138,985
Other cash investments                                    192,947             -
                                                       ----------    ----------
TOTAL                                                     349,239       138,985
                                                       ----------    ----------

         UTILITY PLANT
Electric                                                3,196,317     3,131,945
Property under capital lease                              465,659       455,229
Construction work in progress                              32,168        28,128
Nuclear fuel under capital lease                           64,308        78,991
                                                       ----------    ----------
TOTAL UTILITY PLANT                                     3,758,452     3,694,293
Less - accumulated depreciation and amortization        1,605,203     1,514,921
                                                       ----------    ----------
UTILITY PLANT - NET                                     2,153,249     2,179,372
                                                       ----------    ----------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                         114,713       134,895
  Unamortized loss on reacquired debt                      43,460        45,026
  Other regulatory assets                                 239,168       144,076
Other                                                      12,554        11,191
                                                       ----------    ----------
TOTAL                                                     409,895       335,188
                                                       ----------    ----------

TOTAL ASSETS                                           $3,043,519    $2,901,410
                                                       ==========    ==========

See Notes to Respective Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDER'S EQUITY
                      June 30, 2003 and December 31, 2002
                                  (Unaudited)

                                                           2003           2002
                                                              (In Thousands)

                CURRENT LIABILITIES
Currently maturing long-term debt                          $6,348       $11,375
Accounts payable:
  Associated companies                                      2,762         4,851
  Other                                                    23,553        26,636
Taxes accrued                                             108,967        68,400
Accumulated deferred income taxes                           5,263         5,322
Interest accrued                                           17,988        42,527
Obligations under capital leases                           24,954        24,954
Other                                                       1,456         1,928
                                                       ----------    ----------
TOTAL                                                     191,291       185,993
                                                       ----------    ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes and taxes accrued       416,248       439,540
Accumulated deferred investment tax credits                80,826        82,564
Obligations under capital leases                           39,354        54,036
Other regulatory liabilities                              211,307       172,111
Decommissioning                                           301,559       153,473
Accumulated provisions                                        586           868
Other                                                      28,602        31,927
                                                       ----------    ----------
TOTAL                                                   1,078,482       934,519
                                                       ----------    ----------

Long-term debt                                            882,358       888,665

                SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000          789,350       789,350
  shares; issued and outstanding 789,350 shares in
  2003 and 2002
Retained earnings                                         102,038       102,883
                                                       ----------    ----------
TOTAL                                                     891,388       892,233
                                                       ----------    ----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY             $3,043,519    $2,901,410
                                                       ==========    ==========
See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

NOTES TO RESPECTIVE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Nuclear Insurance and Spent Nuclear Fuel (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, and the disposal of spent nuclear fuel and other high-level radioactive waste associated with Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear power plants.

The domestic utility companies' and System Energy's nuclear owner/licensees are members of certain insurance programs, underwritten by Nuclear Electric Insurance Limited (NEIL), that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. Beginning April 1, 2003, the domestic utility companies and System Energy are insured against such losses up to $1.6 billion for each of their nuclear units. In addition, certain of the domestic utility companies' and System Energy's nuclear owner/licensees are members of the NEIL insurance program that covers some of the replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, the nuclear owner/licensees could be subject to assessments if losses exceed the accumulated funds available to the insurers. Beginning April 1, 2003, the maximum amounts of such possible assessments are: Entergy Arkansas - $15.0 million; Entergy Gulf States - $12.0 million; Entergy Louisiana - $14.6 million; Entergy Mississippi - $0.1 million; Entergy New Orleans - $0.1 million; and System Energy - $12.2 million.

Regarding the spent nuclear fuel storage capacity reported in the Form 10-K, current on-site spent nuclear fuel storage capacity at Grand Gulf 1 is now estimated to be sufficient until approximately 2007, at which time dry cask storage facilities will be placed into service.

Nuclear Decommissioning Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear decommissioning costs. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The implementation of this new accounting standard resulted in a reevaluation of these companies' decommissioning liabilities. Additionally, future decommissioning expense under this new standard will represent the accretion of this liability at the applicable discount rate, and will no longer be equal to the amounts collected in rates for decommissioning for the rate-regulated portion of the domestic utility companies and System Energy's nuclear plants, as was the case before the implementation of SFAS 143. The net difference between the accretion expense and depreciation expense under SFAS 143 and the earnings on the decommissioning trust funds and collections in rates will be recorded as a regulatory charge or credit, except for the non-rate-regulated portion of River Bend. The following table summarizes the activity in the decommissioning liabilities during the first six months of 2003:

Environmental Issues

(Entergy Gulf States)

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information related to the designation of Entergy Gulf States as a PRP for the cleanup of certain hazardous waste disposal sites. As of June 30, 2003, a remaining recorded liability of approximately $11.7 million existed related to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at June 30, 2003 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

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

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Mississippi, and Louisiana primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently there are approximately 320 lawsuits involving just over 7000 claims. Reserves have been established that are expected to be adequate to cover any exposure. Additionally, negotiations continue with insurers for reimbursement of losses, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the domestic utility companies involved in these lawsuits.

NOTE 2. RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K.

Texas (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. In June 2003, the PUCT voted 2 to 1 to issue an order on rehearing in the interim solution proceeding. The PUCT issued the written order on rehearing in late-July 2003 in which it identified December 2004 as the target date for beginning of the interim solution. Also in July 2003, the PUCT directed the parties to continue negotiations on unresolved issues in the market protocols docket. Several of the parties to that proceeding filed a settlement agreement on the market protocols that will be the subject of a PUCT hearing scheduled for August 20, 2003.

Deferred Fuel Costs

(Entergy Gulf States)

In February 2003, Entergy Gulf States implemented a $54 million fuel surcharge authorized by the PUCT to collect under-recovered fuel costs from March through August 2002. The surcharge will be collected through December 2003.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 1, 2002. Discovery is underway, but a procedural schedule has not yet been established.

(Entergy Louisiana)

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. The LPSC staff has submitted several requests for information from Entergy Louisiana. Initially, it was expected that the LPSC staff would issue its audit report in the spring of 2003. That date has been delayed until the fall of 2003, following which a procedural schedule will be established.

(Entergy Mississippi)

In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi will defer until 2004 collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003, respectively. The deferred amount of $77.6 million plus carrying charges will be collected over a six-month period beginning January 2004 through the energy cost recovery rider.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Decommissioning Cost Recovery

As discussed in Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K, the APSC ordered Entergy Arkansas to use a 20-year life extension assumption for ANO 1 and 2 which resulted in the cessation of the collection of funds to decommission ANO 1 and 2 effective with the calendar year 2001, and approved the continued cessation of collection of funds during 2003. Every five years, Entergy Arkansas is required by the APSC to update the estimated costs to decommission ANO. In March 2003, Entergy Arkansas filed with the APSC its third five-year estimate of ANO decommissioning costs. The updated estimate indicated the current cost to decommission the two ANO units would be $936 million compared to $813 million in the 1997 estimate. The new estimate is currently under review by the APSC and if approved will be used in the next annual determination of the nuclear decommissioning rate rider. The APSC has scheduled hearings for September 2003 to consider the study.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

Recovery of River Bend Costs

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of River Bend plant costs that had been held in abeyance since 1988, and subsequent proceedings. On July 11, 2003, the Third District Court of Appeals unanimously affirmed the judgment of the Travis County District Court that had affirmed the PUCT disallowance. After considering further judicial courses of action available to it in the proceeding, Entergy Gulf States intends to file a petition for review by the Texas Supreme Court. Nevertheless, after considering the progress of the proceeding in light of the decision of the Court of Appeals, management has concluded that it is prudent to accrue for the loss that would be associated with a final, non-appealable decision disallowing the abeyed plant costs. The net carrying value of the abeyed plant costs is $107.7 million as of June 30, 2003, and after this accrual Entergy Gulf States has provided for all potential loss related to current or past contested costs of construction of the River Bend plant. Accrual of the loss reduced second quarter 2003 net income by $65.6 million.

Filings with the LPSC

Annual Earnings Reviews (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003 the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million. In July 2003, Entergy Gulf States filed testimony in which it rebutted the testimony of the LPSC staff. Hearings are scheduled for October 2003.

Formula Rate Plan Filings (Entergy Louisiana)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of proceedings in Entergy Louisiana's second annual performance-based formula rate plan filing made with the LPSC for the 1996 test year. The case was argued before the U.S. Supreme Court in April 2003. The U.S. Supreme Court ruled in favor of Entergy Louisiana and reversed the LPSC's decision requiring an additional rate reduction and refund.

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the July 2002 settlement between Entergy Louisiana and the LPSC Staff. In accordance with the settlement, Entergy Louisiana filed a revenue requirement analysis on June 27, 2003. The analysis reflected a deficiency, but Entergy Louisiana has not requested a change in rates.

Filings with the MPSC (Entergy Mississippi)

Grand Gulf Accelerated Recovery Tariff (GGART)

As discussed in Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K, FERC approved the GGART that provided for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligation in an amount totaling $221.3 million over the period October 1, 1998 through June 30, 2004. In May 2003, the MPSC authorized the cessation of the GGART effective July 1, 2003. Entergy Mississippi filed notice of the change with the FERC and the FERC approved the filing on July 30, 2003.

Filings with the City Council (Entergy New Orleans)

Rate Proceedings

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of Entergy New Orleans' cost of service study and revenue requirement filed in May 2002 with the City Council for the 2001 test year, and the agreement in principle presented to the City Council in March 2003. In May 2003, the City Council approved the agreement in principle allowing for the $30.2 million increase in base rates effective June 1, 2003. Certain intervenors have appealed the City Council's approval to Civil District Court for the Parish of Orleans. Entergy New Orleans and the City Council will oppose the appeal, but the outcome cannot be predicted.

Natural Gas

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of a resolution adopted in August 2001 by the City Council that ordered Entergy New Orleans to account for $36 million of certain natural gas costs charged to its gas distribution customers from July 1997 through May 2001. In May 2003, the City Council approved a settlement that resolved all matters relating to this proceeding. Pursuant to the resolution of the matter, effective with the first billing cycle in June 2003, Entergy New Orleans credited $14.6 million to the purchased gas adjustment clause account, decreasing the cost responsibility of the gas customers, and debited $6.7 million to the electric fuel adjustment clause account, which increased the cost responsibility of Entergy New Orleans' retail electric customers. Resolution of the matter also required that Entergy New Orleans forego recovery from its gas customers of approximately $3.6 million of gas costs, reflecting an adjustment that had been made in the purchased gas adjustment clause account as of January 2002.

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

Purchased Power for Summer 2003 (Entergy Gulf States and Entergy Louisiana)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of proceedings related to power purchases for the summers of 2000, 2001, and 2002. In March 2003, Entergy Louisiana and Entergy Gulf States filed an application with the LPSC for the approval of capacity and energy purchases for the summer of 2003 similar to the applications filed for previous summers. In July 2003, the LPSC approved the LPSC Staff's recommendation that 11% of Entergy Louisiana's and Entergy Gulf States' costs relating to those summer 2003 power purchases whose price was stated on the basis of $/MWh be categorized as capacity charges. The LPSC did not allow the capacity charges to be set up as a regulatory asset, but authorized Entergy Louisiana and Entergy Gulf States to include these costs in any base rate case that has a 2003 test year.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, the domestic utility companies and System Energy are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As of June 30, 2003, Entergy New Orleans had $13.7 million borrowed from the money pool. The following are the SEC-authorized limits for short-term borrowings for the domestic utility companies and System Energy as of June 30, 2003:

Authorized
(In Millions)

Entergy Arkansas	$ 235
Entergy Gulf States	340
Entergy Louisiana	225
Entergy Mississippi	160
Entergy New Orleans	100
System Energy	140

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2003

Entergy Arkansas	April 2004	$63 million	-
Entergy Louisiana	May 2004	$15 million	-
Entergy Mississippi	May 2004	$25 million	-

The facilities have variable interest rates and the average commitment fee is 0.13%.

The following long-term debt has been issued by the domestic utility companies in 2003:

The following long-term debt has been retired by the domestic utility companies in 2003:

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. As a result of this treatment, SFAS 143 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies and System Energy. Assets and liabilities increased approximately $1.1 billion for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values of $1.1 billion as determined under SFAS 143, increasing utility plant by $288 million, reducing accumulated depreciation by $361 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings in the first quarter of 2003 by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. If SFAS 143 had been applied by Entergy's regulated utilities during all prior periods, the following impacts would have resulted:

As discussed in Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K, Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds at their fair value on the consolidated balance sheet. The fair value of the securities held in such funds differs from the amounts deposited plus the earnings on the deposits. In accordance with the regulatory treatment for decommissioning trust funds, Entergy Arkansas, Entergy Gulf States (for the regulated portion of River Bend), Entergy Louisiana, and System Energy have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities. For the nonregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains/(losses) on investment securities in other deferred credits. Prior to the implementation of SFAS 143, the offsetting amount of unrealized gains/(losses) on investment securities was recorded in accumulated depreciation for Entergy Arkansas, Entergy Gulf States (for the regulated portion of River Bend), and Entergy Louisiana.

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003 and is effective as of July 1, 2003. This new standard requires mandatorily redeemable financial instruments to be classified and treated as liabilities in the presentation of financial position and results of operations. The only effect of implementing this new standard for the domestic utility companies and System Energy will be the inclusion of long-term debt, preferred stock with sinking fund, and company-obligated mandatorily redeemable preferred securities under the liabilities caption in the domestic utility companies' and System Energy's balance sheets. The domestic utility companies' and System Energy's results of operations and cash flows will not be affected by this new standard.

__________________________________

In the opinion of the management of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the domestic utility companies and System Energy is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Item 4. Controls and Procedures

As of June 30, 2003, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1 (for both "Entergy Corporation, Domestic utility companies, and System Energy" and "Entergy Corporation"), Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy.

Entergy Gulf States Merger Savings Lawsuit (Entergy Corporation and Entergy Gulf States)

See "PART I, Item 1, Entergy Gulf States Merger Savings Lawsuit" in the Form 10-K for a discussion of the lawsuit filed against Entergy Corporation and Entergy Gulf States by plaintiffs claiming to be customers of Entergy Gulf States in Texas and class representatives for all other similarly situated customers. The Texas Supreme Court has requested full briefing from the parties on the merits of the petition for mandamus relief filed in January 2003 with the court by Entergy Corporation and Entergy Gulf States. The PUCT has filed an amicus brief concurring in Entergy Gulf States' position that the matters at issue in the lawsuit fall within the PUCT's exclusive jurisdiction.

Fiber Optic Cable Litigation (Entergy Mississippi)

See "PART I, Item 1, Fiber Optic Cable Litigation" in the Form 10-K for a discussion of the fiber optic cable litigation filed against Entergy Mississippi. The plaintiff has agreed to a dismissal of the lawsuit and the parties are awaiting the issuance of a final order by the court.

Item 4. Submission of Matters to a Vote of Security Holders

Election of Board of Directors

Entergy Corporation

The annual meeting of stockholders of Entergy Corporation was held on May 9, 2003. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

  Election of Directors:
Name of Nominee	Votes For	Abstentions	Votes Withheld	Broker Non-Votes

Maureen S. Bateman	188,296,516	N/A	9,153,574	N/A
W. Frank Blount	174,430,766	N/A	23,019,324	N/A
George W. Davis	173,286,302	N/A	24,163,788	N/A
Simon D. deBree	174,440,427	N/A	23,009,663	N/A
Claiborne P. Deming	188,293,127	N/A	9,156,963	N/A
Alexis M. Herman	192,032,592	N/A	5,417,498	N/A
J. Wayne Leonard	189,524,824	N/A	7,925,266	N/A
Robert v.d. Luft	189,472,295	N/A	7,977,795	N/A
Kathleen A. Murphy	188,301,977	N/A	9,148,113	N/A
Paul W. Murrill	189,483,317	N/A	7,966,773	N/A
James R. Nichols	174,520,144	N/A	22,929,946	N/A
William A. Percy, II	174,518,562	N/A	22,931,528	N/A
Dennis H. Reilley	188,289,235	N/A	9,160,855	N/A
Wm. Clifford Smith	189,460,919	N/A	7,989,171	N/A
Bismark A. Steinhagen	188,646,385	N/A	8,803,705	N/A

  Personnel Committee proposal that stockholders approve the Entergy Corporation Amended and Restated 1998 Equity Ownership Plan to supercede the 1998 Equity Ownership Plan: 170,297,565 votes for; 24,957,651 votes against; and 2,194,873 abstentions.

  Personnel Committee proposal that stockholders approve the Entergy Corporation Executive Annual Incentive Plan: 168,402,716 votes for; 26,575,963 votes against; and 2,471,411 abstentions.

  Stockholder proposal that the Board of Directors seek shareholder approval prior to adopting any poison pill: 82,249,678 votes for; 90,160,513 votes against; 16,373,926 broker non-votes; and 8,665,973 abstentions.

At its May 2003 meeting, the Board adopted a policy that it will not adopt any shareholder rights plan for the purpose of preventing or hindering a change of corporate control (a "Poison Pill") unless that adoption is either preceded by an approval of the Poison Pill by a vote of the shareholders of Entergy Corporation at a duly called meeting or is approved by the shareholders no later than at the next annual meeting of the shareholders of Entergy Corporation.

(Entergy Arkansas)

A consent in lieu of the annual meeting of common stockholders was executed on June 30, 2003. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Donald C. Hintz, Richard J. Smith, and C. John Wilder.

(Entergy Gulf States)

A consent in lieu of the annual meeting of common stockholders was executed on June 30, 2003. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Joseph F. Domino, E. Renae Conley, Donald C. Hintz, Richard J. Smith, and C. John Wilder.

(Entergy Louisiana)

A consent in lieu of the annual meeting of common stockholders was executed on June 30, 2003. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Donald C. Hintz, Richard J. Smith, and C. John Wilder.

(Entergy Mississippi)

A consent in lieu of the annual meeting of common stockholders was executed on June 30, 2003. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Donald C. Hintz, Richard J. Smith, and C. John Wilder.

(Entergy New Orleans)

A consent in lieu of the annual meeting of common stockholders was executed on June 30, 2003. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Donald C. Hintz, Richard J. Smith, and C. John Wilder.

(System Energy)

A consent in lieu of the annual meeting of common stockholders was executed on March 31, 2003. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Gary J. Taylor, Donald C. Hintz, and C. John Wilder.

Item 5. Other Information

Regulatory Investigations Relating to Trading Business

In March 2003, the FERC Staff issued its Final Report on Price Manipulation in Western Markets that identified and raised questions about 61 pairs of gas trades completed by Entergy-Koch Trading. Based on information currently available, these 61 pairs of trades represent less than one-half of one percent of Entergy-Koch Trading's volume and less than one-tenth of one percent of Entergy-Koch Trading's revenues for the period under review by FERC had Entergy-Koch recorded revenues for the year ended 2001 on a gross basis. Entergy-Koch adopted the net method of reporting for trading revenues in December 2001.

In April 2003, Entergy-Koch Trading received a subpoena from the Commodity Futures Trading Commission (CFTC) seeking information on gas and power trading activities of Entergy-Koch Trading and affiliated companies, which would include Entergy Power Marketing Corp. (in operation prior to the launch of Entergy-Koch on February 1, 2001), including information about trading activities relating to "wash trades" as well as information furnished to energy industry publications in 2001 and 2002. In April 2003, Entergy received an informal inquiry from the SEC requesting information related to "pre-arranged 'round trip' or 'wash' trades" by Entergy, Entergy-Koch or Entergy-Koch Trading in 2001 and 2002.

Entergy intends to cooperate fully with the SEC and the CFTC. Both Entergy and Entergy-Koch Trading have provided information to the SEC. Both Entergy and Entergy-Koch Trading are conducting internal reviews and responding to information requests from the CFTC. During reviews in connection with the CFTC investigation, Entergy-Koch Trading has become aware that some of its employees may have misreported prices and volumes to energy industry publications. Entergy-Koch Trading, however, is not aware that any employee participated in manipulation or attempted manipulation of energy price indices. Because this investigation is ongoing and the data are voluminous, Entergy cannot predict when these reviews will be completed or what the outcome will be.

Generation

See "PART I, Item 1, Generating Stations" in the Form 10-K for discussion of the request for proposal for supply-side resources issued by Entergy Services in November 2002, and the filings with their respective retail regulators made by Entergy Louisiana, Entergy New Orleans, and Entergy Arkansas as a result of the proposal process. In the filings with their retail regulators, Entergy Louisiana, Entergy New Orleans, and Entergy Arkansas sought approval to enter into transactions with affiliates as shown in the following table:

Company	Proposed Transactions	Status of Approval in Retail Jurisdiction

Entergy Louisiana
  Purchase a 140 to 156MW capacity purchase call option from RS Cogen for June 2003 through May 2006
  Enter a life-of-unit purchase power agreement (PPA) to purchase approximately 51MW of output from Entergy Power's share of Independence
  Enter a life-of-unit PPA with Entergy Gulf States to purchase two-thirds of the output of the 30% of River Bend formerly owned by Cajun
  Enter a life-of-resources PPA with Entergy Arkansas to purchase approximately 110MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf.
The LPSC has found contracts 1) and 2) to be prudent and has authorized Entergy Louisiana to execute these contracts. An LPSC decision on proposals 3) and 4) is expected by December 2003.

Entergy New Orleans
  Purchase a 45 to 50MW capacity purchase call option from RS Cogen for June 2003 through May 2006
  Enter a life-of-unit PPA to purchase approximately 50MW of output from Entergy Power's share of Independence
  Enter a life-of-unit PPA with Entergy Gulf States to purchase one-third of the output of the 30% of River Bend formerly owned by Cajun
  Enter a life-of-resources PPA with Entergy Arkansas to purchase approximately 110MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf.

In May 2003, in connection with the settlement relating to Entergy New Orleans' cost-of-service study and revenue requirement, the City Council authorized Entergy New Orleans to enter into contracts for the proposed transactions. See Management's Discussion and Analysis for additional discussion of the rate settlement.

Entergy Arkansas	Enter into the life-of-resources PPAs to sell power as discussed in both Entergy Louisiana's and Entergy New Orleans' proposal 4) above.	In May 2003 the APSC found the PPAs involving Entergy Arkansas in the public interest.

Entergy has also filed with the FERC the agreements described above. In May 2003, the FERC accepted the agreements for filing, subject to refund, with the contracts becoming effective on June 1, 2003. The FERC also established a hearing process to review the justness and reasonableness of the agreements. Several parties have intervened or filed protests regarding the request-for-proposals process and the agreements filed with the FERC, and the proceeding is set for hearing in February 2004.

On May 2, 2003, Entergy Services signed a letter of intent to purchase a 725MW generating plant located near Monroe, Louisiana. The plant is owned by a subsidiary of Cleco Corporation, which submitted a bid in response to Entergy Services' request for proposals for supply-side resources. The letter of intent expires on August 15, 2003. Entergy Services does not expect to execute a purchase agreement before the letter of intent expires, but may continue negotiations toward the purchase of the plant.

Entergy Services also issued a spring 2003 Request for Proposals. Approximately 530MW of short-term resource proposals from non-affiliates were selected for contract negotiation and agreements for approximately 380MW have been finalized. In addition, Entergy Services continues to evaluate long-term resource proposals received in response to the spring 2003 Request for Proposals.

Transmission

See "PART I, Item 1, Transmission" in the Form 10-K for discussion of the proposed SeTrans RTO. At this time, management does not expect the proposed SeTrans RTO to become operational before mid-2005.

FERC Notice of Proposed Rulemaking - Standard Market Design

See "PART I, Item 1, FERC Notice of Proposed Rulemaking - Standard Market Design" in the Form 10-K for discussion of FERC's proposed rulemaking to establish a standardized transmission service and wholesale electric market design. In a letter responding to the letters from the retail regulators, the FERC indicated its desire to continue to work with the retail regulators to craft a rule that will address their concerns while at the same time providing the benefits of a fully competitive wholesale market. To further this effort, the FERC has requested a series of meetings with regulators in the Southeast United States to provide a more organized process for working through these issues. Also, on April 28, 2003, the FERC issued its anticipated white paper on Standard Market Design issues that was mentioned in the Form 10-K. Entergy believes that the white paper responded to many of the concerns raised by members of the industry as well as the retail regulators. While there are still some areas that require further clarification, Entergy believes that this clarification can best be obtained through the proposed SeTrans process.

Interconnection Orders

See "PART I, Item 1, Interconnection Orders" in the Form 10-K for discussion of the orders issued by the FERC in proceedings involving interconnection agreements with certain generators interconnecting to the domestic utility companies' transmission system. In July 2003, the FERC issued its final rule on the standardization of generation interconnection agreements and procedures. Among other things, the final rule incorporates pricing policies that require the transmission provider's other customers to bear the vast majority of costs required when a new generator interconnects to its transmission system. Entergy is evaluating its alternatives with respect to the final rule.

FERC's Market Power Screen

See "PART I, Item 1, FERC's Market Power Screen" in the Form 10-K for discussion of FERC's order establishing a new generation market power screen for purposes of evaluating a utility's request for market-based rate authority, the application of that order to the Entergy System, and Entergy's request for rehearing. In June 2003, the FERC proposed new market behavior rules and tariff provisions that would be applied to any market-based sale. Comments on the proposed rules and tariff provisions are due August 18, 2003.

Generator Operating Limits proceeding

See "PART I, Item 1, Generator Operating Limits proceeding" in the Form 10-K for discussion of Entergy's proposed Generator Operating Limit procedures filed with FERC. Certain intervenors in the proceeding requested a stay and a rehearing of FERC's March 13, 2003 order. In a June 2003 order on rehearing, the FERC denied the request for a stay and clarified its prior order approving the GOL procedures for exports off the Entergy transmission system. Also in June 2003, the FERC approved, with certain modifications, Entergy's proposed procedures for transactions internal to the Entergy control area.

System Agreement

See "PART I, Item 1, System Agreement" in the Form 10-K for discussion of the proceeding commenced at FERC by the LPSC and the City Council regarding production cost equalization under the System Agreement. On April 4, 2003, witnesses on behalf of the FERC staff filed testimony in the proceeding suggesting that full production cost equalization should not be adopted by the FERC in this case, and that when measured over a suitably long period, the total production costs of the domestic utility companies were roughly equal and were likely to remain so, given the Entergy System's proposed resource plan. Pursuant to the settlement agreement approved by the City Council in May 2003, the City Council withdrew as a complainant from the proceeding, but continues to participate as an intervenor. Hearings in the proceeding began in July 2003.

Environmental Regulation

(Entergy Gulf States)

See "PART I, Item 1, Other Environmental Matters" in the Form 10-K for information related to the proposed ten-year groundwater monitoring program that was to begin in 2003 but has been put on hold by the EPA while other alternatives are explored.

See "PART I, Item 1, Clean Air Act Amendments of 1990" in the Form 10-K for information related to the State of Louisiana's emission control strategy to address continued ozone non-attainment status of areas in and around Baton Rouge, Louisiana. In December 2002, the U.S. 5th Circuit Court of Appeals invalidated an ozone attainment date extension approved by the EPA for the Beaumont/Port Arthur area. The Court specifically rejected EPA's use of an extension policy based on ozone transport. Consequently, in April 2003, in light of the Beaumont/Port Arthur ruling, the EPA withdrew the October 2002 attainment date extension for the Baton Rouge ozone non-attainment area, issued a finding of continued non-attainment, and reclassified the Baton Rouge area from serious to severe effective June 2003. The EPA also established a schedule for LDEQ to submit State Implementation Plan (SIP) revisions to address pollution control requirements for a severe area under the Act within 12 months of the effective date. Entergy Gulf States is monitoring agency action and will continue to evaluate draft rules as they are published, including considering options and costs for complying with any future rules.

See "PART I, Item 1, Clean Air Act Amendments of 1990" in the Form 10-K for information related to the State of Texas' emission control strategy to address continued ozone non-attainment status of areas in and around Beaumont, Texas. The strategy for the Beaumont area included an ozone level attainment date extension based on the transport of ozone precursor emissions from the Houston area. In December 2002, the U.S. 5th Circuit Court of Appeals invalidated the attainment date extension. In June 2003, the EPA issued a supplemental proposed rule in response to the Court's action. The EPA withdrew its final action extending the Beaumont attainment date. Further, the EPA is proposing to issue a finding that the Beaumont area has failed to attain the standard as a moderate area, and is proposing alternatives for reclassifying the area as either a serious or a severe non-attainment area. Entergy Gulf States is monitoring agency action and will continue to evaluate draft rules as they are published, including considering options and costs for complying with any future rules.

Low-Level Radioactive Waste Policy Act of 1980

See "PART I, Item 1, Low-Level Radioactive Waste Policy Act of 1980" in the Form 10-K for information related to the disposal of low-level radioactive waste at the domestic utility companies.

(Entergy Mississippi)

In June 2002, the Southeast Compact Commission joined the member states of Alabama, Florida, Tennessee, and Virginia in filing a lawsuit in the U.S. Supreme Court against the State of North Carolina to enforce sanctions against North Carolina for the State's failure to comply with the provisions of the Southeast Compact. In June 2003, the Supreme Court decided to hear the case.

(Entergy Arkansas, Entergy Gulf States, Entergy Louisiana)

With respect to the United States District Court's decision that the State of Nebraska violated its federal obligation to the United States and the States of Arkansas, Kansas, Louisiana, and Oklahoma when it considered, delayed, and then denied a license to build a low-level radioactive waste disposal facility that was to be used by the citizens of those states, the State of Nebraska has appealed the District Court's decision.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	1998	1999	2000	2001	2002	2003

Entergy Arkansas	2.63	2.08	3.01	3.29	2.79	3.32
Entergy Gulf States	1.40	2.18	2.60	2.36	2.49	1.58
Entergy Louisiana	3.18	3.48	3.33	2.76	3.14	3.03
Entergy Mississippi	3.12	2.44	2.33	2.14	2.48	2.97
Entergy New Orleans	2.65	3.00	2.66	(b)	(c)	1.36
System Energy	2.52	1.90	2.41	2.12	3.25	3.23

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends
	Twelve Months Ended
	December 31,					June 30,
	1998	1999	2000	2001	2002	2003

Entergy Arkansas	2.28	1.80	2.70	2.99	2.53	3.00
Entergy Gulf States (a)	1.20	1.86	2.39	2.21	2.40	1.55
Entergy Louisiana	2.75	3.09	2.93	2.51	2.86	2.74
Entergy Mississippi	2.80	2.18	2.09	1.96	2.27	2.72
Entergy New Orleans	2.41	2.74	2.43	(b)	(c)	1.19

(a)	"Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock for the twelve months ended December 31, 1998 and 1999.
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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits*
	4(a) -	Fifty-ninth Supplemental Indenture, dated as of May 1, 2003, to Entergy Arkansas' Mortgage and Deed of Trust, dated as of October 1, 1944.

**	4(b) -

Twenty-first Supplemental Indenture, dated as of May 1, 2003, to Entergy Mississippi's Mortgage and Deed of Trust, dated as of February 1, 1988 (filed as Exhibit A-2(f) to Rule 24 Certificate dated June 6, 2003 in File No. 70-9757).

4(c)

Credit Agreement, dated as of May 15, 2003, among Entergy Corporation, the Banks (ABN AMRO Bank N.V., Bank One, N.A., Barclays Bank PLC, Bayerische Hypo-und Vereinsbank AG (New York Branch), BNP Paribas, Citibank, N.A., CoBank, ACB, Credit Lyonnais (New York Branch), Credit Suisse First Boston (Cayman Islands Branch), Deutsche Bank AG New York Branch, J. P. Morgan Chase Bank, KBC Bank N.V., KeyBank National Association, Lehman Brothers Bank, FSB, Mellon Bank, N.A., Mizuho Corporate Bank Limited, Morgan Stanley Bank, Regions Bank, Societe Generale, The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, Union Bank of California, N.A., Wachovia Bank (National Association), and West LB AG, New York Branch, formerly know as Westdeutsche Landesbank Girozentrale, New York Branch), and Citibank, N.A., as Administrative Agent.

	4(d)	Officer's Certificate for Entergy Corporation.

**	4(e) -

Sixty-third Supplemental Indenture, dated as of June 1, 2003, to Entergy Gulf States' Indenture of Mortgage, dated as of September 1, 1926 (filed as Exhibit A-2(d) to Rule 24 Certificate dated June 16, 2003 in File No. 70-9751).

	4(f) -	Sixtieth Supplemental Indenture, dated as of June 1, 2003, to Entergy Arkansas' Mortgage and Deed of Trust, dated as of October 1, 1944.

**	4(g) -

Sixty-fourth Supplemental Indenture, dated as of June 1, 2003, to Entergy Gulf States' Indenture of Mortgage, dated as of September 1, 1926 (filed as Exhibit A-2(e) to Rule 24 Certificate dated June 27, 2003 in File No. 70-9751).

	4(h) -	Sixty-first Supplemental Indenture, dated as of June 15, 2003, to Entergy Arkansas' Mortgage and Deed of Trust, dated as of October 1, 1944.

**	4(i) -

Sixty-fifth Supplemental Indenture, dated as of July 1, 2003, to Entergy Gulf States' Indenture of Mortgage, dated as of September 1, 1926 (filed as Exhibit A-2(f) to Rule 24 Certificate dated July 11, 2003 in File No. 70-9751).

**	4(j) -

Sixty-sixth Supplemental Indenture, dated as of July 1, 2003, to Entergy Gulf States' Indenture of Mortgage, dated as of September 1, 1926 (filed as Exhibit A-2(g) to Rule 24 Certificate dated July 28, 2003 in File No. 70-9751).

	4(k)	Eleventh Supplemental Indenture, dated as of July 1, 2003, to Entergy New Orleans' Mortgage and Deed of Trust, dated as of May 1, 1987.

	10(a)	Letter of Credit and Reimbursement Agreement, dated as of March 3, 2003, among System Energy, and Union Bank of California, N.A., as Administrating Bank, Funding Bank, and Participating Bank.

	10(b)	Cash Collateral Security Agreement, dated as of March 3, 2003, by System Energy to Union Bank of California, N.A., as administrating bank for the Funding Bank, and the Participating Banks.

	10(c) -	Employment Agreement effective April 15, 2003 between Robert D. Sloan and Entergy Services, Inc.

	10(d) -	Amended and Restated Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, dated June 10, 2003.

	31(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation and System Energy.

	31(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

	31(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(h)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	31(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	32(a)	Section 1350 Certification for Entergy Corporation.

	32(b)	Section 1350 Certification for Entergy Corporation and System Energy.

	32(c)	Section 1350 Certification for Entergy Arkansas.

	32(d)	Section 1350 Certification for Entergy Gulf States.

	32(e)	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

	32(f)	Section 1350 Certification for Entergy Mississippi.

	32(g)	Section 1350 Certification for Entergy New Orleans.

	32(h)	Section 1350 Certification for System Energy.

	32(i)	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

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
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2003, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2003.

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

Entergy Corporation

A Current Report on Form 8-K, dated May 16, 2003, was submitted to the SEC on May 16, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated June 9, 2003, was submitted to the SEC on June 9, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated July 10, 2003, was submitted to the SEC on July 10, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K/A, dated July 10, 2003, was submitted to the SEC on July 14, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation and Entergy Gulf States

A Current Report on Form 8-K, dated July 11, 2003, was submitted to the SEC on July 15, 2003, reporting information Item 5. "Other Events and Regulation FD Disclosure" and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation and Entergy Gulf States

A Current Report on Form 8-K, dated July 21, 2003, was submitted to the SEC on July 22, 2003, reporting information Item 5. "Other Events and Regulation FD Disclosure" and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation

A Current Report on Form 8-K, dated July 28, 2003, was submitted to the SEC on July 28, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

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

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: August 11, 2003