Form 10-Q
period 2003-09-30
SYSTEM ENERGY RESOURCES INC; ENTERGY CORP /DE/; ENTERGY GULF STATES INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA INC; ENTERGY NEW ORLEANS INC; ENTERGY ARKANSAS INC
filed 2003-11-10
CIK 202584, 65984, 44570, 66901, 60527, 71508, 7323

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003
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
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

	Yes	No
Entergy Corporation Entergy Arkansas, Inc. Entergy Gulf States, Inc. Entergy Louisiana, Inc. Entergy Mississippi, Inc. Entergy New Orleans, Inc. System Energy Resources, Inc.	Ö	Ö Ö Ö Ö Ö Ö

Common Stock Outstanding		Outstanding at October 31, 2003
Entergy Corporation	($0.01 par value)	228,805,825

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2002, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2003

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2003

FORWARD-LOOKING INFORMATION

From time to time, Entergy makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Entergy believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, Entergy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in the statements. Some of those factors (in addition to others described elsewhere in this report and in subsequent securities filings) include:

    resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, and other regulatory decisions, including those related to Entergy's utility supply plan
    Entergy's ability to reduce its operation and maintenance costs, particularly at its Non-Utility Nuclear generating facilities, including the uncertainty of negotiations with unions to agree to such reductions the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, particularly the ability to extend or replace the existing power purchase agreements for the Non-Utility Nuclear plants, and the prices and availability of power Entergy must purchase for its utility customers
    Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities
    Entergy-Koch's profitability in trading electricity, natural gas, and other energy-related commodities resolution of pending investigations of Entergy-Koch's past trading practices changes in the number of participants in the energy trading market, and in their creditworthiness and risk profile changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt and to fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock changes in inflation and interest rates
    Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the establishment of SeTrans or another regional transmission organization changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of Indian Point or other nuclear generating facilities changes in law resulting from proposed energy legislation
    changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather, hurricanes, and other disasters
    advances in technology
    the potential impacts of threatened or actual terrorism and war the success of Entergy's strategies to reduce taxes
    the effects of litigation
    changes in accounting standards
    changes in corporate governance and securities law requirements
    Entergy's ability to attract and retain talented management and directors.

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear)
APSC	Arkansas Public Service Commission
BCF/D	One billion cubic feet of natural gas per day
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
CitiPower	CitiPower Pty., an electric distribution company serving Melbourne, Australia and surrounding suburbs, which was sold by Entergy effective December 31, 1998
City Council	Council of the City of New Orleans, Louisiana
Damhead Creek	800 MW (gas) combined cycle electric generating facility that entered commercial operations in the first quarter of 2001, located in the United Kingdom, which was sold by Entergy in 2002
DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
electricity marketed	Total physical GWh volumes marketed by Entergy-Koch in the U.S. and Europe during the period
electricity volatility	Measure of price fluctuation over time using standard deviation of daily price differences for into-Entergy and into-Cinergy power prices for the upcoming month
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Arkansas	Entergy Arkansas, Inc.
Entergy Gulf States	Entergy Gulf States, Inc., including its wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil & Gas, Inc., and Southern Gulf Railway Company
Entergy-Koch	Entergy-Koch, L.P., a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
Entergy Louisiana	Entergy Louisiana, Inc.
Entergy Mississippi	Entergy Mississippi, Inc.
Entergy New Orleans	Entergy New Orleans, Inc.
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick nuclear power plant, 825 MW facility located near Oswego, New York, purchased in November 2000 from NYPA by Entergy's Non-Utility Nuclear business

DEFINITIONS (Continued)
Abbreviation or Acronym	Term

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
Indian Point 2

Indian Point Energy Center Unit 2 - nuclear power plant, 984 MW facility located in Westchester County, New York, purchased in September 2001 from Consolidated Edison by Entergy's Non-Utility Nuclear business

Indian Point 3	Indian Point Energy Center Unit 3 - nuclear power plant, 994 MW facility located in Westchester County, New York, purchased in November 2000 from NYPA by Entergy's Non-Utility Nuclear business
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
miles of pipeline	Total miles of transmission and gathering pipeline
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hours
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; other regulatory credits; and amortization of rate deferrals
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Pilgrim	Pilgrim Nuclear Station, 688 MW facility located in Plymouth, Massachusetts, purchased in July 1999 from Boston Edison by Entergy's Non-Utility Nuclear business
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PPA	Purchased power agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 1935, as amended
PURPA	Public Utility Regulatory Policies Act of 1978
RTO	Regional transmission organization

DEFINITIONS (Concluded)
Abbreviation or Acronym	Term

River Bend	River Bend Steam Electric Generating Station (nuclear)
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the Financial Accounting Standards Board
spark spread	The dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
storage capacity	Working gas storage capacity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
throughput	Gas in BCF/D transported through a pipeline during the period
Unit Power Sales Agreement

Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf 1

Vermont Yankee	Vermont Yankee nuclear power plant, 510 MW facility located in Vernon, Vermont, purchased in July 2002 from Vermont Yankee Nuclear Power Corporation by Entergy's Non-Utility Nuclear business
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Entergy's consolidated earnings applicable to common stock for the third quarter and nine months ended September 30, 2003 and 2002 were as follows:

Entergy's income before taxes is discussed below according to the operating segments listed above. Earnings for the nine months ended September 30, 2003 include the $142.9 million net-of-tax cumulative effect of changes in accounting principle that increased earnings in the first quarter of 2003, almost entirely resulting from the implementation of SFAS 143. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. Earnings for the nine months ended September 30, 2002 include net charges of $254.2 million net-of-tax reflecting the effect of Entergy's decision to discontinue additional greenfield power plant development and asset impairments resulting from the deteriorating economics of wholesale power markets principally in the United States and the United Kingdom. The net charges are discussed in more detail below in the Energy Commodity Services discussion. See Note 6 to the consolidated financial statements for more information concerning Entergy's operating segments and their financial results in 2003 and 2002.

Refer to SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES for further information with respect to operating statistics.

U.S. Utility

The increase in earnings for the U.S. Utility in the third quarter of 2003 compared to the third quarter of 2002 from $243.7 million to $272.9 million was primarily due to an increase in net revenue and a decrease in interest charges, partially offset by an increase in depreciation and amortization expenses.

The decrease in earnings for the U.S. Utility for the nine months ended September 30, 2003 compared to the same period in 2002 from $540.9 million to $502.4 million was primarily due to a $107.7 million ($65.6 million net-of-tax) accrual of the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. Also contributing to the decrease was the $21.3 million net-of-tax cumulative effect of a change in accounting principle that reduced earnings at Entergy Gulf States in the first quarter of 2003 upon implementation of SFAS 143, combined with an increase in depreciation and amortization expenses. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. Substantially offsetting the decrease in earnings were increased net revenue and decreased interest charges.

Operating Income

Third Quarter 2003 Compared to Third Quarter 2002

Operating income increased $32 million, or 6.3%, primarily due to an increase in net revenue that included the following:

    an increase of $22 million due to base rate increases at Entergy Mississippi and Entergy New Orleans that became effective in January 2003 and June 2003, respectively; and
    an increase of $27 million due to an increase in price applied to unbilled sales and more favorable volume, including the effect of weather, from unbilled sales.

The increase in operating income was partially offset by the following:

    an increase of $9 million in depreciation and amortization expense due to an increase in plant in service; and
    a decrease of $8 million due to the loss of the net revenue from three large industrial customers lost to cogeneration. The $8 million of lost net revenue represents less than 1% of the U.S. Utility's net revenue. Entergy expects to lose one additional customer to cogeneration in 2005. Current sales to that customer account for approximately $11 million of Entergy's net revenue annually. Entergy does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy's marketing efforts in retaining industrial customers.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating income increased $28 million, or 2.2%. The following items increased operating income for the period:

    an increase of $45 million in net revenue due to base rate increases at Entergy Mississippi and Entergy New Orleans that became effective in January 2003 and June 2003, respectively;
    an increase of $32 million in net revenue due to increased electricity usage of 779 GWh in the residential and commercial sectors; and
    an increase of $23 million in net revenue due to an increase in the price applied to unbilled sales.

The following items decreased operating income and partially offset the items that increased operating income for the period:

    an increase of $25 million in depreciation and amortization expenses due to an increase in plant in service;
    a decrease of $25 million due to the loss of the net revenue from three large industrial customers lost to cogeneration. The $25 million of lost net revenue represents less than 1% of the U.S. Utility's net revenue. See the explanation for the third quarter given above for Entergy's expectations regarding additional losses to cogeneration; and
    a decrease of $15 million due to the recognition in income in 2002 at Entergy Gulf States of the unamortized deferred gain on the 1988 sale of Nelson Units 1 and 2. The deferred gain was recognized because the LPSC no longer required that the gain reduce Entergy Gulf States' recoverable fuel.

Other Impacts on Earnings

Third Quarter 2003 Compared to Third Quarter 2002

Interest and other charges decreased $10.9 million primarily due to the redemption and refinancing of long-term debt. Refer to Note 4 to the consolidated financial statements for detail of long-term debt issuances and retirements in 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Miscellaneous income - net decreased $115.5 million primarily due to a $107.7 million accrual in the second quarter 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the consolidated financial statements for more details regarding the River Bend abeyed plant costs.

Interest charges decreased $24.9 million primarily due to:

    a decrease of $9.9 million in interest on long-term debt due to the redemption and refinancing of long-term debt. Refer to Note 4 to the consolidated financial statements for detail of long-term debt issuances and retirements in 2003;
    a decrease of $4.5 million at Entergy Arkansas due to an increase in interest expense in 2002 resulting from the true-up of the annual fuel recovery rider in March 2002; and
    a decrease of $4.2 million at Entergy New Orleans primarily due to interest accrued in 2002 for potential rate actions and refunds and a true-up of those accruals in May 2003.

Other Income Statement Variances

Third Quarter 2003 Compared to Third Quarter 2002

Fuel recovery mechanisms at the domestic utility companies generally provide for the deferral of fuel and purchased power costs incurred above the amounts included in existing rates. Operating revenues in 2003 include an increase in fuel cost recovery revenue of $184.5 million and $5.4 million related to electric sales and gas sales, respectively, due to higher fuel costs resulting from increases in the market prices of natural gas and purchased power in 2003. The fuel recovery increase is offset by increased fuel and purchased power expenses.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating revenues in 2003 include an increase in fuel cost recovery revenue of $541.0 million and $45.8 million related to electric sales and gas sales, respectively, due to higher fuel costs resulting from increases in the market prices of natural gas and purchased power in 2003. The fuel recovery increase is offset by increased fuel and purchased power expenses.

Other operation and maintenance expenses decreased $159.1 million primarily due to decreased expenses at Entergy Arkansas. The March 2002 Settlement Agreement and 2001 earnings review that became final in the second quarter of 2002, allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through previously-collected transition cost account amounts, increased Entergy Arkansas expenses by $159.9 million in 2002. This increase in expenses in 2002 was offset by a regulatory credit resulting in a minimal effect on 2002 net income.

Non-Utility Nuclear

Following are key performance measures for Non-Utility Nuclear for the third quarter and nine months ended September 30, 2003 and 2002:

	Third Quarter		Nine Months Ended
	2003	2002	2003	2002

Net MW in operation at September 30	4,001	3,955	4,001	3,955
Generation in GWh for the period	8,246	8,152	23,676	23,110
Capacity factor for the period	93.6%	96.8%	90.5%	98.5%

Third Quarter 2003 Compared to Third Quarter 2002

The decrease in earnings for Non-Utility Nuclear from $73.1 million to $59.6 million was primarily due to the lower capacity factor for the quarter, lower pricing, and increased amortization of nuclear refueling outage expenses. The lower capacity factor resulted primarily from unplanned outages and the widespread blackout that occurred in the Northeast in August 2003, which caused Entergy's three nuclear power plants in New York to go offline for a cumulative total of 10.5 days. The decrease was partially offset by the ongoing effect of applying SFAS 143 post-implementation lowering both depreciation of adjusted plant costs and accretion of decommissioning liabilities, and the inclusion of earnings from Vermont Yankee, acquired in July 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The increase in earnings for Non-Utility Nuclear from $166.7 million to $301.5 million was primarily due to the $160.3 million net-of-tax cumulative effect of a change in accounting principle recognized in the first quarter of 2003 upon implementation of SFAS 143. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. Income before the cumulative effect of accounting change decreased by $25.6 million. The lower capacity factor and increased amortization of nuclear refueling outage expenses discussed above in the third quarter comparison caused the decrease. Also contributing to the lower capacity factor for the nine months ended September 30, 2003 were two planned refueling outages in 2003 as compared to no refueling outages in 2002. The decrease was partially offset by the ongoing effect of applying SFAS 143 post-implementation, also as discussed above, and the inclusion of earnings from Vermont Yankee, acquired in July 2002.

Energy Commodity Services

Earnings for Energy Commodity Services for the third quarter and nine months ended September 30, 2003 were primarily driven by Entergy's investment in Entergy-Koch. Following are key performance measures for Entergy-Koch's operations for the third quarter and nine months ended September 30, 2003 and 2002:

	Third Quarter		Nine Months Ended
	2003	2002	2003	2002
Entergy-Koch Trading
Gas volatility	39%	58%	62%	64%
Electricity volatility	34%	57%	62%	50%
Gas marketed (BCF/D) (1)	5.8	6.7	6.3	6.0
Electricity marketed (GWh) (1)	105,184	94,980	329,528	271,206
Gain/loss days	1.7	2.0	1.5	1.9
Gulf South Pipeline
Throughput (BCF/D)	1.84	2.27	1.98	2.40
Production cost ($/MMBtu)	$0.171	$0.096	$0.137	$0.088

    Previously reported volumes, which included only U.S. trading, have been adjusted to reflect both U.S. and Europe volumes traded.

Third Quarter 2003 Compared to Third Quarter 2002

The decrease in earnings for Energy Commodity Services from $48.3 million to $36.3 million was primarily due to the gain of $25.7 million ($15.9 million net-of-tax) realized by the non-nuclear wholesale assets business in 2002 resulting from the sale of projects under development in Spain. Partially offsetting the decrease in earnings were higher earnings from Entergy's investment in Entergy-Koch. The income from Entergy's investment in Entergy-Koch was $9.6 million higher in 2003 primarily as a result of higher earnings at Entergy-Koch Trading (EKT). While volatility was down, trading results reflected strong earnings in point-of-view trading. In addition, EKT's physical optimization business continued to be a key driver of profitability, and its European business contributed increases as trading activities expanded beyond the United Kingdom. Earnings at Gulf South Pipeline were lower due to lower throughput and higher production costs. The decreased throughput was due to higher gas prices causing generally lower gas demand as industrial and power plant customers switched to fuel oil. Higher costs were primarily the result of incremental legal expenses in connection with Gulf South Pipeline's defense of a lawsuit which it believes has no merit.

As discussed in the Form 10-K, Entergy accounts for its 50% share in Entergy-Koch under the equity method of accounting. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. Certain terms of the partnership arrangement allocate income from various sources, and the taxes on that income, on a significantly disproportionate basis through 2003. Losses and distributions from operations are allocated to the partners equally. Substantially all of Entergy-Koch's profits were allocated to Entergy thus far in 2003 and for all of 2002. Effective January 1, 2004, a revaluation of Entergy-Koch's assets for legal capital account purposes will occur, and future profit allocations will change after the revaluation. Management expects that, taking the various profit categories into account that are discussed further in the Form 10-K, Entergy's share of the future profit allocations beginning on January 1, 2004 will be approximately 50% of Entergy-Koch's total profits.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The increase in earnings for Energy Commodity Services from a $169.1 million loss to $178.7 million in earnings was primarily due to $391.6 million ($254.2 million net-of-tax) of charges recorded in 2002, including income of $28.0 million ($17.3 million net-of-tax) in the third quarter 2002, to reflect the effect of Entergy's decision to discontinue additional greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and United Kingdom. The charge consisted of the following:

    The power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. $178.0 million of the charge was a provision for the net costs resulting from cancellation or sale of the turbines subject to purchase commitments with the special-purpose entity;
    $167.5 million of the charges resulted from the write-off of the equity investment in the Damhead Creek project and the impairment of the values of the Warren Power power plant, the Crete project, and the RS Cogen project. This portion of the charges reflected Entergy's estimate of the effects of reduced spark spreads in the United States and the United Kingdom;
    $39.1 million of the charges related to the restructuring of the non-nuclear wholesale assets business, including impairments of administrative fixed assets, estimated sub-lease losses, and employee-related costs for approximately 135 affected employees;
    $32.7 million of the charges resulted from the write-off of capitalized project development costs for projects that would not be completed; and
    a gain of $25.7 million ($15.9 million net-of-tax) realized on the sale in August 2002 of the non-nuclear wholesale assets business' interest in projects under development in Spain.

Higher earnings from Entergy's investment in Entergy-Koch, as discussed above, also contributed to the increase in earnings for the period. The income from Entergy's investment in Entergy-Koch was $120.8 million higher in 2003 primarily as a result of higher earnings at EKT, which were driven by the factors discussed above.

Revenues for Energy Commodity Services decreased by $109.6 million primarily due to the sale of Damhead Creek in December 2002. The decrease had a minimal effect on earnings in 2003 because of a corresponding reduction in the expenses associated with owning and operating the plant.

Income Taxes

The effective income tax rates for the third quarters of 2003 and 2002 were 37.3% and 38.4%, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 37.6% and 39.4%, respectively. The difference in the effective income tax rate for the nine months ended September 30, 2002 versus the federal statutory rate of 35.0% is primarily due to the effect of book and tax timing differences related to depreciation in the U.S. Utility segment and book losses at Energy Commodity Services, in addition to state income taxes.

Liquidity and Capital Resources

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that information and a discussion of Entergy's cash flow activity in 2003.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The reduction in the percentage of debt from the 2001 level is primarily the result of the sale of Damhead Creek in December 2002. Debt outstanding on the Damhead Creek facility was $458 million as of December 31, 2001.

	September 30, 2003	December 31, 2002	December 31, 2001

Net debt to net capital	46.6%	46.3%	49.7%

Net debt consists of gross debt less cash and cash equivalents. Gross debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, mandatorily redeemable preferred securities, and long-term debt, including the currently maturing portion. Net capital consists of net debt, common shareholders' equity, and preferred stock without sinking fund. The preferred stock with sinking fund and mandatorily redeemable preferred securities are included in gross debt pursuant to SFAS 150, which Entergy implemented in the third quarter 2003. The 2002 and 2001 ratios do not reflect those two types of securities as debt, but do include them in net capital, which is how Entergy presented those securities prior to implementation of SFAS 150.

As discussed in the Form 10-K, Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each had a 364-day credit facility due to expire in May 2003. In April 2003, Entergy Arkansas renewed its credit facility for the same amount, $63 million, until April 2004. In May 2003, Entergy Louisiana and Entergy Mississippi each renewed their facilities for the same amounts, $15 million and $25 million, respectively, until May 2004. Entergy Corporation also renewed its facility in May 2003 for the same amount, $1.45 billion, until May 2004. As of September 30, 2003, $405 million was outstanding on the Entergy Corporation credit facility. No borrowings were outstanding on the other facilities at September 30, 2003.

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy's planned construction and other capital investments by operating segment for 2003 through 2005, which reflect changes in management's estimate from the planned investments presented in the Form 10-K due mainly to the effect of actual spending in 2003 (the figures for 2003 include the effect of actual spending thus far in 2003):

Planned construction and capital investment	2003	2004	2005
	(In Millions)

U.S. Utility	$1,073	$922	$975
Non-Utility Nuclear	$242	$186	$135
Energy Commodity Services	$86	$73	$1
Other	$10	$6	$6

See the Form 10-K for further discussion of Entergy's capital spending plans for 2003 through 2005.

Dividends and Stock Repurchases

Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities. At its July 2003 meeting, the Board increased Entergy's quarterly dividend per share by 29%, to $0.45. Entergy expects the next review of a potential dividend increase will occur in October 2004. Given the current number of Entergy common shares outstanding, Entergy expects the July 2003 dividend increase to result in an incremental annual increase in cash used of approximately $90 million.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
	(In Millions)

Cash and cash equivalents at beginning of period	$1,335	$752

Cash flow provided by (used in):
Operating activities	1,176	1,670
Investing activities	(1,552)	(831)
Financing activities	(383)	(647)
Effect of exchange rates on cash and cash equivalents	2	5
Net increase (decrease) in cash and cash equivalents	(757)	197

Cash and cash equivalents at end of period	$578	$949

Operating Cash Flow Activity

Entergy's cash flow provided by operating activities decreased by $494 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

    The U.S. Utility provided $1,177 million in operating cash flow in 2003 compared to providing $1,449 million in 2002. The decrease primarily resulted from higher payments for fuel during the period, which also significantly increased the amount of deferred fuel costs. Management expects that the deferred fuel costs will be recovered through regulatory recovery mechanisms currently in place.
    The Non-Utility Nuclear segment provided $198 million in operating cash flow in 2003 compared to providing $303 million in 2002 primarily due to increased nuclear refueling outage costs in 2003.
    The non-nuclear wholesale asset business used $75 million in operating cash flow in 2003 compared to using $27 million in 2002. The increase in cash used primarily resulted from a one-time $33 million payment related to a gas services and generation contract in the non-nuclear wholesale assets business.
    Operating cash flow used by the investment in Entergy-Koch, L.P. increased by $13 million. This increase was due to an increase in tax payments related to Entergy's investment in Entergy-Koch due to increased income from the investment. Almost entirely offsetting the increased tax payments was the receipt of a $75 million dividend from Entergy-Koch in 2003.

Recent tax legislation and elections

As discussed in the Form 10-K, Entergy Louisiana made a change in its method of accounting for tax purposes related to the contract to purchase power from the Vidalia project. This change provided cash flow benefits in 2001 and 2002.

In addition, due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy could obtain cash flow benefits of $1 billion over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy's depreciable assets.

Investing Activities

Net cash used in investing activities increased by $721 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

    System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit with new three-year letters of credit totaling approximately $198 million that are backed by cash collateral. System Energy used approximately $194 million in 2003 to provide this cash collateral.
    The non-nuclear wholesale asset business realized $244 million in net proceeds from sales of businesses in 2002.
    Temporary investments of $150 million matured in 2002, which provided cash flow in 2002.
    Entergy Gulf States has $87 million and Entergy Mississippi has $73 million of other regulatory investments in 2003 as a result of fuel cost under-recoveries. See Note 1 to the consolidated financial statements in the Form 10-K for discussion of the accounting treatment of these fuel cost under-recoveries. See Note 2 to the consolidated financial statements in this report for discussion of the change in Entergy Mississippi's energy cost recovery rider.

Financing Activities

Net cash used in financing activities decreased $264 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the following:

    Net long-term debt retirements by the U.S. Utility segment were approximately $360 million in 2003 compared to net retirements of approximately $460 million in 2002. See Note 4 to the consolidated financial statements for the details of the long-term debt activity in 2003.
    Entergy Corporation issued $383 million of long-term notes in 2003.
    The non-nuclear wholesale asset business retired $268 million of long-term debt in 2002 related to the repurchase of the rights to acquire turbines discussed in Results of Operations above. Partially offsetting this was the retirement of the $79 million Top of Iowa wind project debt at its maturity in January 2003.
    Entergy repurchased $104 million of its common stock in 2002.

The items causing cash used to decrease in 2003 were partially offset by a decrease in the net borrowings under Entergy Corporation's credit facilities of $130 million in 2003 compared to an increase of $365 million in 2002.

Following is a summary of the activity for the nine months ended September 30, 2003 involving Entergy's long-term debt maturities.

		Maturity Date
		2003	2004	2005	after 2005
		(In Millions)

Long-term debt maturities	U. S. Utility	$1,111	$855	$470	$4,217
as of December 31, 2002	Non-Utility Nuclear	$87	$91	$95	$410
	Energy Commodity Services	$79	-	-	-
	Parent and Other	-	$595	-	$267

Long-term debt issuances	U. S. Utility	-	-	-	$1,800
in 2003 through	Non-Utility Nuclear	$4	-	-	-
September 30	Energy Commodity Services	-	-	-	-
	Parent and Other	-	-	-	$383

Long-term debt retirements	U. S. Utility	$1,000	$405	$115	$615
in 2003 through	Non-Utility Nuclear	$29	$20	$21	$42
September 30	Energy Commodity Services	$79	-	-	-
	Parent and Other	-	$130	-	-

Long-term debt maturities	U. S. Utility	$111	$450	$355	$5,402
as of September 30, 2003	Non-Utility Nuclear	$62	$71	$74	$368
	Energy Commodity Services	-	-	-	-
	Parent and Other	-	$465	-	$650

See Note 4 to the consolidated financial statements for further details of long-term debt issuances and retirements in 2003.

On October 1, 2003, Entergy Louisiana purchased its $110.95 million 5.35% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time. Entergy Louisiana used a combination of cash on hand and short-term borrowing to buy-in the bonds.

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

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation and fuel cost recovery, market and credit risks, utility restructuring, and nuclear matters. Following are updates to the information provided in the Form 10-K.

Rate Regulation and Retail Rate Proceedings

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003, the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million, before taking into account the $11.5 million rate reduction that Entergy Gulf States implemented effective June 2002. In July 2003, Entergy Gulf States filed testimony rebutting the LPSC staff's testimony and supporting the filing. During discovery, the LPSC staff requested that Entergy Gulf States provide updated cost of service data to reflect changes in costs, revenues, and rate base through December 31, 2002. In September 2003, Entergy Gulf States supplied the updated data. The LPSC staff has not yet indicated whether the updated data will result in changes to its recommendations. A new procedural schedule has been established that requires the LPSC staff to file testimony in December 2003. This testimony will also address new issues presented by the updated 2002 cost of service data. Hearings are scheduled for May 2004. Entergy Gulf States cannot predict the ultimate outcome of this proceeding.

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the July 2002 settlement between Entergy Louisiana and the LPSC Staff. In accordance with the settlement, Entergy Louisiana filed a revenue requirement analysis in June 2003. The analysis reflected a revenue deficiency, but Entergy Louisiana has not requested a change in rates. Entergy Louisiana is expected to make a rate filing with the LPSC by mid-2004.

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

In approving the agreement in principle, the City Council indicated that if the City Council decides in favor of the plaintiffs in either of the lawsuits described in Part I, Item 1 of the Form 10-K in the paragraphs entitled "Entergy New Orleans Fuel Clause Lawsuit" and "Entergy New Orleans Rate of Return Lawsuit," the effect of that decision on the rate agreement would have to be determined. The City Council also indicated that the Entergy New Orleans power agreements described in Part II, Item 5, "Generation" in this report are fundamental to the rate agreement, and a FERC decision or order requiring a material change in the power agreements may result in a City Council investigation to determine what prospective action, if any, would be warranted by any such FERC decision or order to preserve the benefits that were otherwise projected to accrue to customers under the rate settlement.

Market and Credit Risks

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of Non-Utility Nuclear's and Energy Commodity Services' output that is sold forward as of September 30, 2003 under physical or financial contracts at fixed prices (2003 represents the remainder of the year):

	2003	2004	2005	2006	2007
Non-Utility Nuclear:
% of planned generation sold forward	100%	100%	37%	23%	16%
Planned generation (GWh)	8,722	32,950	34,175	34,897	34,560
Average contracted price per MWh	$36.38	$38.28	$36.57	$34.95	$34.14
Energy Commodity Services:
% of planned generation sold forward	73%	59%	61%	46%	38%
Planned generation (GWh)	831	3,952	3,836	3,837	3,954
Contracted spark spread per MWh	$8.04	$8.08	$8.10	$9.17	$10.16

The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy the power produced by the plant, which is through the expiration of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward annually, beginning in November 2005, if power market prices drop below PPA prices. Accordingly, because the price is not fixed, the table above does not report power from that plant as sold forward after October 2005. Approximately 2% of Non-Utility Nuclear's planned generation in 2005, 12% in 2006, and 11% in 2007 is sold forward from Vermont Yankee after October 2005.

Included in the Non-Utility Nuclear planned generation sold forward percentages are contracts entered into in 2003 that are not unit contingent but are firm contracts containing liquidated damages provisions. These firm contracts are for 4% of Non-Utility Nuclear's planned generation in 2005, 4% in 2006, and 2% in 2007.

The increase in the Energy Commodity Services planned generation sold forward percentages from the percentages reported in the Form 10-K is attributable to the Entergy Louisiana and Entergy New Orleans contracts involving RS Cogen and Independence entered into in 2003 that are described more fully in Part II, Item 5, "Generation." As discussed in Part II, Item 5, these contracts are still subject to a FERC review proceeding scheduled for hearing in April 2004.

Marketing and Trading

As discussed in the Form 10-K, EKT uses value-at-risk models as one measure of the market risk of a loss in fair value for EKT's natural gas and power trading portfolio. EKT's value-at-risk measures, which it calls Daily Earnings at Risk (DE@R), for its trading portfolio were as follows (using a 97.5% confidence level):

	September 30, 2003	December 31, 2002	September 30, 2002	December 31, 2001

DE@R at end of period	$8.4 million	$15.2 million	$10.7 million	$5.5 million
Average DE@R for the year-to-date period	$14.9 million	$10.8 million	$10.0 million	$6.4 million

The average DE@R through September 2003 is higher than the average DE@R for the year-to-date 2002 periods because of higher electricity volatility year-to-date in 2003 along with EKT's point-of-view that has led to a larger investment position, on average, during 2003 than during 2002. DE@R and EKT's other risk measures were managed in accordance with its established trading policies and procedures during all of these periods.

Following are EKT's mark-to-market assets (liabilities) and the period within which the assets (liabilities) would be realized (paid) in cash if they are held to maturity and market prices are unchanged:

Maturities and Sources for Fair Value of Trading Contracts at September 30, 2003	0-12 months	13-24 months	25+ months	Total
	(In Millions)

Prices actively quoted	$147.2	($5.5)	($15.0)	$126.7
Prices provided by other sources	11.1	(27.0)	(13.1)	(29.0)
Prices based on models	13.1	(8.0)	2.4	7.5
Total	$171.4	($40.5)	($25.7)	$105.2

As of September 30, 2003, approximately 90% of EKT's counterparty credit exposure was associated with parties that have at least investment grade credit ratings.

Following is a roll-forward of the change in the fair value of EKT's mark-to-market contracts for the nine months ended September 30, 2003:

2003
(In Millions)

Fair value of contracts at December 31, 2002	$90.9

(Gain)/loss from contracts realized/settled during the period	(453.7)
Net option premiums received during the period	111.6
Change in fair value of contracts attributable to market movements during the period	356.4
Net change in contracts outstanding during the period	14.3

Fair value of contracts at September 30, 2003	$105.2

Utility Restructuring

Transmission

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends, Transmission" in the Form 10-K for discussion of the proposed SeTrans RTO. At this time, management does not expect the proposed SeTrans RTO to become operational before the last half of 2005.

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. In June 2003, the PUCT voted 2 to 1 to issue an order on rehearing in the interim solution proceeding. The PUCT issued the written order on rehearing in late-July 2003 in which it identified December 2004 as the target date for the beginning of the interim solution. Also in July 2003, the PUCT directed the parties to continue negotiations on unresolved issues in the market protocols docket. Several of the parties to that proceeding filed a settlement agreement with respect to the market protocols that the PUCT approved, after hearings, in an order issued in September 2003. Consistent with the order, Entergy Services has made a filing at the FERC requesting approval on an expedited basis of the market protocols subject to FERC jurisdiction.

In September 2003, the PUCT issued a written order that approved the Price to Beat (PTB) fuel factor for Entergy Gulf States, which is to be implemented upon the commencement of retail open access in its Texas service territory. This PTB fuel factor is subject to revision based on PUCT rules. The PUCT declined consideration of a request for rehearing sought by certain cities in Texas served by Entergy Gulf States and the Office of Public Utility Counsel. The period for appeal of the order remains open.

Federal Legislation

Federal legislation intended to facilitate wholesale competition in the electric power industry has been seriously considered by the last three United States Congresses, in both the House of Representatives and the Senate. In 2003, both the House and Senate have passed separate versions of comprehensive energy legislation. The bills contain electricity provisions that would, among other things, repeal PUHCA, repeal or modify PURPA, enact a mechanism for establishing enforceable reliability standards, provide FERC with new authority over utility mergers and acquisitions, and codify FERC's authority over market-based rates. The legislation is currently before a conference committee for resolution of the differences between the two bills.

Nuclear Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends, Nuclear Matters" in the Form 10-K for discussion of various issues related to Entergy owning and operating nuclear power plants, and in particular the Indian Point units. Regarding FEMA's February 2003 report, and FEMA possibly reevaluating its decision not to provide "reasonable assurance" regarding Indian Point's radiological emergency measures, in July 2003 FEMA sent a letter to the Governor of New York transmitting its determination of reasonable assurance that the off-site preparedness for the Indian Point units is adequate. FEMA stated that it had reasonable assurance that appropriate measures to protect the health and safety of surrounding communities can be taken and are capable of being implemented in the event of a radiological incident at Indian Point. After receiving FEMA's review of the Indian Point off-site emergency preparedness plans and procedures, the NRC stated that it had determined that Indian Point's on-site emergency preparedness plans and procedures for radiological events meet the requisite criteria for reasonable assurance of adequate protection. The NRC then stated that its overall determination continues to be that Indian Point emergency preparedness is satisfactory and provides reasonable assurance of adequate protection. In August 2003, Westchester County filed an administrative appeal of FEMA's ruling stating that the emergency plans are adequate to protect the public health and safety.

Generation

As described in Part II, Item 5 herein, Entergy has filed with the FERC several agreements for the supply of power to Entergy Louisiana and Entergy New Orleans. The agreements involve power purchases from Entergy affiliates. In May 2003, the FERC accepted the agreements for filing, subject to refund, with the contracts becoming effective on June 1, 2003. The FERC also established a hearing process to review the agreements. Several parties have intervened or filed protests regarding the agreements filed with the FERC and the request-for-proposals process that led to the agreements, and the proceeding is set for hearing in April 2004.

Productivity Improvements Initiative

In July 2003, Entergy announced an initiative to achieve productivity improvements with a goal of reducing costs, primarily in the Non-Utility Nuclear and U.S. Utility businesses, while maintaining reliability, safety, and service levels. As part of that initiative, Entergy is offering a voluntary severance program to employees in various departments targeting a reduction of approximately 1,000 employees with acceptances occurring in October through December 2003. Approximately 600 nuclear employees in total from the Non-Utility Nuclear and U.S. Utility businesses have accepted thus far, with additional offers currently in process to union employees in the Non-Utility Nuclear business. Additional Entergy departments also have offers in process. Management expects the voluntary severance program to cause severance expense for Entergy in the fourth quarter of 2003 of approximately $80 million to $105 million, after-tax.

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

    The net effect of implementing this standard for the rate-regulated portion of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Assets and liabilities increased approximately $1.1 billion for the domestic utility companies and System Energy as a result of increasing the asset retirement obligations by $1.1 billion to their fair values as determined under SFAS 143, increasing utility plant by $288 million, reducing accumulated depreciation by $361 million, and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of the one-time cumulative effect of accounting change.
    For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in a decrease in liabilities of approximately $520 million due to reductions in decommissioning liabilities, a decrease in assets of approximately $360 million, including a decrease in electric plant in service of $336 million, and an increase in earnings of approximately $160 million ($0.70 per share) as a result of the one-time cumulative effect of accounting change.

Also, Entergy expects 2003 earnings for the Non-Utility Nuclear business to increase by approximately $19 million after-tax because of the change in accretion of the decommissioning liability and depreciation of the adjusted plant costs. This effect will gradually decrease over future years as the accretion of the liability increases. Management expects that applying SFAS 143 post-implementation will have a minimal effect on ongoing earnings for the U.S. Utility business.

(Page left blank intentionally)

          ENTERGY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
  For the Three and Nine Months Ended September 30, 2003 and 2002
         (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                   2003            2002               2003           2002
                                                             (In Thousands, Except Share Data)
    OPERATING REVENUES
Domestic electric                               $2,235,618     $2,037,957         $5,763,298      $5,125,722
Natural gas                                         25,866         18,953            139,803          90,313
Competitive businesses                             438,641        411,965          1,188,659       1,210,254
                                                ------------------------------------------------------------
TOTAL                                            2,700,125      2,468,875          7,091,760       6,426,289
                                                ------------------------------------------------------------

    OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                      596,046        672,217          1,480,101       1,612,490
   Purchased power                                 529,437        222,472          1,338,609         625,476
   Nuclear refueling outage expenses                40,154         24,183            119,298          74,057
   Provision for turbine commitments, asset              -        (27,985)            (7,743)        391,557
     impairments and restructuring charges
   Other operation and maintenance                 554,472        564,762          1,650,380       1,816,131
Decommissioning                                     35,929         18,192            107,787          54,573
Taxes other than income taxes                      105,360        107,189            303,601         291,753
Depreciation and amortization                      220,667        214,408            637,159         625,407
Other regulatory charges (credits) - net              (945)        19,742             18,581        (149,340)
                                                ------------------------------------------------------------
TOTAL                                            2,081,120      1,815,180          5,647,773       5,342,104
                                                ------------------------------------------------------------

OPERATING INCOME                                   619,005        653,695          1,443,987       1,084,185
                                                ------------------------------------------------------------

       OTHER INCOME
Allowance for equity funds used during               9,936          8,726             26,962          23,730
  construction
Interest and dividend income                        24,040         20,688             83,792          71,924
Equity in earnings of unconsolidated                60,099         44,997            258,451         128,248
  equity affiliates
Miscellaneous - net                                  7,932         13,704            (83,904)         13,749
                                                ------------------------------------------------------------
TOTAL                                              102,007         88,115            285,301         237,651
                                                ------------------------------------------------------------

       INTEREST AND OTHER CHARGES
Interest on long-term debt                         118,460        131,905            353,422         376,825
Other interest - net                                13,345         16,266             42,636          56,646
Distributions on preferred securities of             4,709          4,709             14,128          14,128
  subsidiaries
Allowance for borrowed funds used during
  construction                                      (7,968)        (6,548)           (21,136)        (18,478)
                                                ------------------------------------------------------------
TOTAL                                              128,546        146,332            389,050         429,121
                                                ------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES            592,466        595,478          1,340,238         892,715

Income taxes                                       220,816        228,678            499,068         351,314
                                                ------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES                              371,650        366,800            841,170         541,401

CUMULATIVE EFFECT OF ACCOUNTING
CHANGES (net of income taxes of $93,754)                 -              -            142,922               -
                                                ------------------------------------------------------------

CONSOLIDATED NET INCOME                            371,650        366,800            984,092         541,401

Preferred dividend requirements and other            5,876          5,924             17,669          17,796
                                                ------------------------------------------------------------

EARNINGS APPLICABLE TO
COMMON STOCK                                      $365,774       $360,876           $966,423        $523,605
                                                ============================================================
Earnings per average common share before cumulative
effect of accounting changes:
    Basic                                            $1.60          $1.61              $3.64           $2.34
    Diluted                                          $1.57          $1.59              $3.57           $2.30
Earnings per average common share:
    Basic                                            $1.60          $1.61              $4.27           $2.34
    Diluted                                          $1.57          $1.59              $4.19           $2.30
Dividends declared per common share                  $0.45          $0.33              $1.15           $0.99

Average number of common shares outstanding:
    Basic                                      228,105,505    223,714,449        226,145,567     223,336,005
    Diluted                                    232,515,434    227,054,321        230,388,260     227,402,737

See Notes to Consolidated Financial Statements.

       ENTERGY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Nine Months Ended September 30, 2003 and 2002
           (Unaudited)

                                                                             2003             2002
                                                                               (In Thousands)

   OPERATING ACTIVITIES
Consolidated net income                                                    $984,092        $541,401
Noncash items included in net income:
  Reserve for regulatory adjustments                                         (9,806)         10,767
  Other regulatory charges (credits) - net                                   18,581        (149,340)
  Depreciation, amortization, and decommissioning                           744,946         679,980
  Deferred income taxes and investment tax credits                          999,496        (169,905)
  Allowance for equity funds used during construction                       (26,962)        (23,730)
  Cumulative effect of accounting changes                                  (142,922)              -
  Equity in undistributed earnings of unconsolidated equity                (179,253)       (126,248)
    affiliates
  Provision for turbine commitments, asset impairments, and
    restructuring charges                                                    (7,743)        391,557
Changes in working capital:
  Receivables                                                              (327,439)       (233,194)
  Fuel inventory                                                            (28,101)           (193)
  Accounts payable                                                         (282,127)         68,004
  Taxes accrued                                                            (642,118)        496,789
  Interest accrued                                                          (15,387)          5,158
  Deferred fuel                                                             (58,505)         85,998
  Other working capital accounts                                            (20,785)        (83,990)
Provision for estimated losses and reserves                                 130,444             198
Changes in other regulatory assets                                           23,460         206,504
Other                                                                        16,209         (29,479)
                                                                        -----------      ----------
Net cash flow provided by operating activities                            1,176,080       1,670,277
                                                                        -----------      ----------

   INVESTING ACTIVITIES
Construction/capital expenditures                                        (1,051,649)     (1,053,000)
Allowance for equity funds used during construction                          26,962          23,730
Nuclear fuel purchases                                                     (190,243)       (217,398)
Proceeds from sale/leaseback of nuclear fuel                                119,174         160,062
Proceeds from sale of businesses                                             25,987         244,578
Investment in other non-regulated/non-utility properties                    (47,733)       (200,119)
Decrease (increase) in other investments                                   (171,045)         38,964
Changes in other temporary investments                                      (15,602)        150,000
Decommissioning trust contributions and realized change in trust assets     (65,754)        (49,458)
Other regulatory investments                                               (174,163)        (45,262)
Other                                                                        (8,643)        116,654
                                                                        -----------      ----------
Net cash flow used in investing activities                               (1,552,709)       (831,249)
                                                                        -----------      ----------

See Notes to Consolidated Financial Statements.

     ENTERGY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Nine Months Ended September 30, 2003 and 2002
           (Unaudited)

                                                                            2003             2002
                                                                              (In Thousands)

   FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                          2,067,393         368,589
  Common stock and treasury stock                                           198,466         115,569
Retirement of long-term debt                                             (2,238,430)     (1,166,412)
Repurchase of common stock                                                        -        (103,579)
Redemption of preferred stock                                                (3,450)         (1,858)
Changes in short-term borrowings - net                                     (130,000)        379,333
Dividends paid:
  Common stock                                                             (259,854)       (221,215)
  Preferred stock                                                           (17,669)        (17,796)
                                                                        -----------      ----------
Net cash flow used in financing activities                                 (383,544)       (647,369)
                                                                        -----------      ----------

Effect of exchange rates on cash and cash equivalents                         2,389           5,614
                                                                        -----------      ----------

Net increase (decrease) in cash and cash equivalents                       (757,784)        197,273

Cash and cash equivalents at beginning of period                          1,335,328         751,573
                                                                        -----------      ----------

Cash and cash equivalents at end of period                                 $577,544        $948,846
                                                                        ===========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                   $409,518        $454,489
    Income taxes                                                           $180,390         $37,770
  Noncash investing and financing activities:
     Change in unrealized appreciation/(depreciation) of
       decommissioning trust assets                                         $26,999        ($78,156)
     Decommissioning trust funds acquired in nuclear plant acquisitions           -        $310,000
     Long-term debt refunded with proceeds from
       long-term debt issued in prior period                                      -        ($47,000)

See Notes to Consolidated Financial Statements.

    ENTERGY CORPORATION AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS
            ASSETS
         September 30, 2003 and December 31, 2002
         (Unaudited)

                                                              2003           2002
                                                                (In Thousands)

    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                       $173,799       $169,788
  Temporary cash investments - at cost,
   which approximates market                                  403,583      1,165,260
  Special deposits                                                162            280
                                                          -----------    -----------
     Total cash and cash equivalents                          577,544      1,335,328
                                                          -----------    -----------
Other temporary investments                                    18,818              -
Notes receivable                                                2,013          2,078
Accounts receivable:
  Customer                                                    532,498        323,215
  Allowance for doubtful accounts                             (23,396)       (27,285)
  Other                                                       249,657        244,621
  Accrued unbilled revenues                                   428,341        319,133
                                                          -----------    -----------
     Total receivables                                      1,187,100        859,684
                                                          -----------    -----------
Deferred fuel costs                                           288,322         55,653
Fuel inventory - at average cost                              124,568         96,467
Materials and supplies - at average cost                      552,345        525,900
Deferred nuclear refueling outage costs                       147,318        163,646
Prepayments and other                                         143,371        166,827
                                                          -----------    -----------
TOTAL                                                       3,041,399      3,205,583
                                                          -----------    -----------
   OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                        1,097,083        824,209
Decommissioning trust funds                                 2,191,590      2,069,198
Non-utility property - at cost (less accumulated              238,624        297,294
  depreciation)
Other                                                         441,581        270,889
                                                          -----------    -----------
TOTAL                                                       3,968,878      3,461,590
                                                          -----------    -----------

   PROPERTY, PLANT AND EQUIPMENT
Electric                                                   27,350,894     26,789,538
Property under capital lease                                  755,190        746,624
Natural gas                                                   219,379        209,969
Construction work in progress                               1,647,084      1,232,891
Nuclear fuel under capital lease                              280,219        259,433
Nuclear fuel                                                  251,913        263,609
                                                          -----------    -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                        30,504,679     29,502,064
Less - accumulated depreciation and amortization           12,460,124     12,307,112
                                                          -----------    -----------
PROPERTY, PLANT AND EQUIPMENT - NET                        18,044,555     17,194,952
                                                          -----------    -----------

  DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                             805,851        844,105
  Unamortized loss on reacquired debt                         168,205        155,161
  Other regulatory assets                                   1,204,701        738,328
Long-term receivables                                          21,884         24,703
Goodwill                                                      377,172        377,172
Other                                                         935,185        946,375
                                                          -----------    -----------
TOTAL                                                       3,512,998      3,085,844
                                                          -----------    -----------

TOTAL ASSETS                                              $28,567,830    $26,947,969
                                                          ===========    ===========
See Notes to Consolidated Financial Statements.

       ENTERGY CORPORATION AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS
       LIABILITIES AND SHAREHOLDERS' EQUITY
     September 30, 2003 and December 31, 2002
     (Unaudited)

                                                               2003           2002
                                                                 (In Thousands)

        CURRENT LIABILITIES
Currently maturing long-term debt                            $570,381     $1,191,320
Notes payable                                                     351            351
Accounts payable                                              573,259        855,446
Customer deposits                                             207,147        198,442
Taxes accrued                                                 451,603        385,315
Accumulated deferred income taxes                              89,634         26,468
Nuclear refueling outage costs                                  4,987         14,244
Interest accrued                                              160,053        175,440
Obligations under capital leases                              154,911        153,822
Other                                                         140,692        171,341
                                                          -----------    -----------
TOTAL                                                       2,353,018      3,172,189
                                                          -----------    -----------

      NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes                 4,581,436      4,250,800
  accrued
Accumulated deferred investment tax credits                   425,812        447,925
Obligations under capital leases                              165,512        155,943
Other regulatory liabilities                                  267,574        185,579
Decommissioning                                             2,149,322      1,565,997
Transition to competition                                      79,098         79,098
Regulatory reserves                                            46,632         56,438
Accumulated provisions                                        436,464        389,868
Long-term debt                                              7,440,816      7,086,999
Preferred stock with sinking fund                              20,877              -
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures            215,000              -
Other                                                       1,280,934      1,145,232
                                                          -----------    -----------
TOTAL                                                      17,109,477     15,363,879
                                                          -----------    -----------
Preferred stock with sinking fund                                   -         24,327
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                  -        215,000
Preferred stock without sinking fund                          334,337        334,337

        SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,174,087 shares in 2003 and in 2002         2,482          2,482
Paid-in capital                                             4,696,598      4,666,753
Retained earnings                                           4,644,880      3,938,693
Accumulated other comprehensive loss                           (3,765)       (22,360)
Less - treasury stock, at cost (19,678,683 shares in 2003 and
  25,752,410 shares in 2002)                                  569,197        747,331
                                                          -----------    -----------
TOTAL                                                       8,770,998      7,838,237
                                                          -----------    -----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $28,567,830    $26,947,969
                                                          ===========    ===========
See Notes to Consolidated Financial Statements.

    ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
   For the Three and Nine Months Ended September 30, 2003 and 2002
     (Unaudited)

                                                                    Three Months Ended
                                                               2003                        2002
                                                                       (In Thousands)

        RETAINED EARNINGS
Retained Earnings - Beginning of period              $4,382,757                  $3,653,841
  Add  - Earnings applicable to common stock            365,774      $365,774       360,876      $360,876
  Deduct:
    Dividends declared on common stock                  102,611                      73,933
    Capital stock and other expenses                      1,040                        (456)
                                                     ----------                  ----------
       Total                                            103,651                      73,477
                                                     ----------                  ----------

Retained Earnings - End of period                    $4,644,880                  $3,941,240
                                                     ==========                  ==========
 ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
  Accumulated derivative instrument fair value          $17,490                     ($3,628)
   changes
  Other accumulated comprehensive loss items            (10,937)                    (13,613)
                                                     ----------                  ----------
     Total                                                6,553                     (17,241)
                                                     ----------                  ----------

Net derivative instrument fair value changes
  arising during the period                                (874)         (874)      (17,108)      (17,108)

Foreign currency translation adjustments                  1,539         1,539           255           255

Net unrealized investment losses                        (10,983)      (10,983)      (11,062)      (11,062)
                                                     ----------      --------    ----------      --------
Balance at end of period:
  Accumulated derivative instrument fair value          $16,616                    ($20,736)
   changes
  Other accumulated comprehensive loss items            (20,381)                    (24,420)
                                                     ----------                  ----------
     Total                                              ($3,765)                   ($45,156)
                                                     ==========      --------    ==========      --------
Comprehensive Income                                                 $355,456                    $332,961
                                                                     ========                    ========
  PAID-IN CAPITAL
Paid-in Capital - Beginning of period                $4,690,152                  $4,666,754
    Add:  Common stock issuances related to
      stock plans                                         6,446                         199
                                                     ----------                  ----------
Paid-in Capital - End of period                      $4,696,598                  $4,666,953
                                                     ==========                  ==========

                                                                      Nine Months Ended
                                                               2003                        2002
                                                                       (In Thousands)
        RETAINED EARNINGS
Retained Earnings - Beginning of period              $3,938,693                  $3,638,448
  Add  - Earnings applicable to common stock            966,423      $966,423       523,605     $523,605
  Deduct:
    Dividends declared on common stock                  259,955                     221,288
    Capital stock and other expenses                        281                        (475)
                                                     ----------                  ----------
          Total                                         260,236                     220,813
                                                     ----------                  ----------
Retained Earnings - End of period                    $4,644,880                  $3,941,240
                                                     ==========                  ==========

 ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
  Accumulated derivative instrument fair value          $17,313                    ($17,973)
    changes
  Other accumulated comprehensive loss items            (39,673)                    (70,821)
                                                     ----------                  ----------
     Total                                              (22,360)                    (88,794)
                                                     ----------                  ----------

Net derivative instrument fair value changes
  arising during the period                                (697)         (697)       (2,763)      (2,763)

Foreign currency translation adjustments                  3,249         3,249        68,312        1,978

Net unrealized investment gains (losses)                 16,043        16,043       (21,911)     (21,911)
                                                     ----------      --------    ----------      --------

Balance at end of period:
  Accumulated derivative instrument fair value          $16,616                    ($20,736)
   changes
  Other accumulated comprehensive loss items            (20,381)                    (24,420)
                                                     ----------                  ----------
     Total                                              ($3,765)                   ($45,156)
                                                     ==========      --------    ==========      --------
Comprehensive Income                                                 $985,018                   $500,909
                                                                     ========                    ========

  PAID-IN CAPITAL
Paid-in Capital - Beginning of period                $4,666,753                  $4,662,704
    Add:  Common stock issuances related to
      stock plans                                        29,845                       4,249
                                                     ----------                  ----------
Paid-in Capital - End of period                      $4,696,598                  $4,666,953
                                                     ==========                  ==========

See Notes to Consolidated Financial Statements.

     ENTERGY CORPORATION AND SUBSIDIARIES
          SELECTED OPERATING RESULTS
           For the Three and Nine Months Ended September 30, 2003 and 2002
                                       (Unaudited)

                                         Three Months Ended
                                                         Increase/
       Description              2003            2002    (Decrease)       %
                                    (In Millions)

Domestic Electric
Operating Revenues:
  Residential                 $ 928.4        $ 847.6      $ 80.8          10
  Commercial                    561.3          501.8        59.5          12
  Industrial                    565.7          523.3        42.4           8
  Governmental                   56.3           50.5         5.8          11
                             -----------------------------------
    Total retail              2,111.7        1,923.2       188.5          10
  Sales for resale              101.9          107.3        (5.4)         (5)
  Other                          22.0            7.4        14.6         197
                             -----------------------------------
    Total                    $2,235.6      $ 2,037.9     $ 197.7          10
                             ===================================

Billed Electric Energy
 Sales (GWh):
  Residential                  10,763         10,827         (64)         (1)
  Commercial                    7,539          7,509          30           -
  Industrial                    9,975         10,839        (864)         (8)
  Governmental                    737            731           6           1
                             -----------------------------------
    Total retail               29,014         29,906        (892)         (3)
  Sales for resale              2,093          2,823        (730)        (26)
                             -----------------------------------
    Total                      31,107         32,729      (1,622)         (5)
                             ===================================

            Nine Months Ended     Increase/
       Description             2003           2002     (Decrease)         %
           (In Millions)
Domestic Electric
Operating Revenues:
  Residential               $ 2,111.3      $ 1,898.8     $ 212.5          11
  Commercial                  1,426.8        1,264.3       162.5          13
  Industrial                  1,561.9        1,385.0       176.9          13
  Governmental                  151.5          132.3        19.2          15
                             -----------------------------------
    Total retail              5,251.5        4,680.4       571.1          12
  Sales for resale              303.1          262.0        41.1          16
  Other                         208.7          183.3        25.4          14
                             -----------------------------------
    Total                    $5,763.3      $ 5,125.7     $ 637.6          12
                             ===================================

Billed Electric Energy
 Sales (GWh):
  Residential                  25,776         25,303         473           2
  Commercial                   19,525         19,219         306           2
  Industrial                   28,855         30,770      (1,915)         (6)
  Governmental                  2,033          2,002          31           2
                             -----------------------------------
    Total retail               76,189         77,294      (1,105)         (1)
  Sales for resale              7,196          7,480        (284)         (4)
                             -----------------------------------
    Total                      83,385         84,774      (1,389)         (2)
                             ===================================

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

Third Party Liability Insurance

The Price-Anderson Act provides insurance for the public in the event of a nuclear power plant accident. The costs of this insurance are borne by the nuclear power industry. Originally passed by Congress in 1957 and most recently amended in 1988, the Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident. This protection must consist of two levels:

  The primary level is private insurance underwritten by American Nuclear Insurers and provides liability insurance coverage of $300 million. If this amount is not sufficient to cover claims arising from the accident, the second level, Secondary Financial Protection, applies. An industry-wide aggregate limitation of $300 million exists for domestically-sponsored terrorist acts. There is no limitation for foreign-sponsored terrorist acts.

  Within the Secondary Financial Protection level, each nuclear plant must pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, up to a maximum of $100.6 million per reactor per incident. This consists of a $95.8 million maximum retrospective premium plus a five percent surcharge that may be applied, if needed, at a rate that is presently set at $10 million per year per nuclear power reactor. There are no domestically- or foreign-sponsored terrorism limitations.

Currently, 105 nuclear reactors are participating in the Secondary Financial Protection program - 103 operating reactors and two closed units that still store used nuclear fuel on site. The product of the maximum retrospective premium assessment to the nuclear power industry and the number of nuclear power reactors provides over $10 billion in insurance coverage to compensate the public in the event of a nuclear power reactor accident.

Entergy owns and operates ten of the 105 nuclear power reactors (10% of Grand Gulf 1 is owned by a non-affiliated company which would share on a pro-rata basis in any retrospective premium assessment under the Act).

An additional but temporary contingent liability exists for all nuclear power reactor owners because of a previous Nuclear Worker Tort (long-term bodily injury caused by exposure to nuclear radiation while employed at a nuclear power plant) insurance program that was in place from 1988 to 1998. The maximum premium assessment exposure to each reactor is $3 million and will only be applied if such claims exceed the program's accumulated reserve funds. This contingent premium assessment feature will expire with the Nuclear Worker Tort program's expiration, which is scheduled for 2008.

Property Insurance

Entergy's nuclear owner/licensee subsidiaries are members of certain mutual insurance companies that provide property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance Limited (NEIL). As of September 30, 2003, Entergy was insured against such losses per the following structures:

U.S. Utility Plants (ANO 1 and 2, Grand Gulf 1, River Bend, and Waterford 3)

    Primary Layer (per plant) - $500 million per occurrence
    Excess Layer (per plant) - $100 million per occurrence
    Blanket Layer (shared among all plants) - $1.0 billion per occurrence
    Total limit - $1.6 billion per occurrence
    Deductibles:

    $1.0 million per occurrence - Equipment breakdown/failure

    $2.5 million per occurrence - Other than equipment breakdown/failure

Note: ANO 1 and 2 share in the Primary Layer with one policy in common.

Non-Utility Nuclear Plants (Indian Point 2 and 3, FitzPatrick, Pilgrim, and Vermont Yankee)

    Primary Layer (per plant) - $500 million per occurrence
    Blanket Layer (shared among all plants) - $615 million per occurrence
    Total limit - $1.115 billion per occurrence
    Deductibles:

    $1.0 million per occurrence - Equipment breakdown/failure

    $1.0 million per occurrence (all plants except Vermont Yankee which is $500,000) - Other than equipment breakdown/failure

Note: Indian Point 2 and 3 share in the Primary Layer with one policy in common.

In addition, the Non-Utility Nuclear plants are also covered under NEIL's Accidental Outage Coverage program. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible. The following summarizes this coverage as of September 30, 2003:

    Indian Point 2 and 3, FitzPatrick, and Pilgrim (each plant has an individual policy with the noted parameters):

    $4.5 million weekly indemnity

    $490 million maximum indemnity

    Deductible: 12 week waiting period

    Vermont Yankee

    $4.0 million weekly indemnity

    $435 million maximum indemnity

    Deductible: 12 week waiting period

Entergy's U.S. Utility nuclear plants have significantly less or no accidental outage coverage. Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of September 30, 2003, the maximum amounts of such possible assessments per occurrence were $77 million for the Non-Utility Nuclear plants and $79.3 million for the U.S. Utility plants.

Entergy maintains property insurance for its nuclear units in excess of the NRC's minimum requirement of $1.06 billion per site for nuclear power plant licensees. NRC regulations provide that the proceeds of this insurance must be used, first, to render the reactor safe and stable, and second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

In the event that one or more acts of domestically-sponsored terrorism causes property damage under one or more or all nuclear insurance policies issued by NEIL (including, but not limited to, those described above) within 12 months from the date the first property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate of $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other sources applicable to such losses. There is no aggregate limit involving one or more acts of foreign-sponsored terrorism.

Spent Nuclear Fuel

Regarding the spent nuclear fuel storage capacity reported in the Form 10-K, current on-site spent nuclear fuel storage capacity at Grand Gulf 1 is now estimated to be sufficient until approximately 2007, at which time dry cask storage facilities will be placed into service. Higher density storage racks at Waterford 3 are now expected to provide sufficient storage until after 2015. Current on-site spent nuclear fuel storage capacity at Indian Point is now estimated to be sufficient until 2006, at which time planned additional dry cask storage capacity is to begin operation.

Nuclear Decommissioning Costs

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning costs. As discussed in Note 7, Entergy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The implementation of this new accounting standard resulted in a reevaluation of Entergy's decommissioning liabilities. Additionally, future decommissioning expense under this new standard will represent the accretion of this liability at the applicable discount rate, and will no longer be equal to the amounts collected in rates for decommissioning for the rate-regulated portion of the U.S. Utility's nuclear plants, as was the case before the implementation of SFAS 143. For these plants, the net difference between the accretion expense and depreciation expense under SFAS 143 and the earnings on the decommissioning trust funds and collections in rates will be recorded as a regulatory charge or credit, except for the non-rate-regulated portion of River Bend. The table below summarizes the activity in the decommissioning liabilities during the first nine months of 2003:

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

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. In June 2003, the PUCT voted 2 to 1 to issue an order on rehearing in the interim solution proceeding. The PUCT issued the written order on rehearing in late-July 2003 in which it identified December 2004 as the target date for the beginning of the interim solution. Also in July 2003, the PUCT directed the parties to continue negotiations on unresolved issues in the market protocols docket. Several of the parties to that proceeding filed a settlement agreement with respect to the market protocols that the PUCT approved, after hearings, in an order issued in September 2003. Consistent with the order, Entergy Services has made a filing at the FERC requesting approval on an expedited basis of the market protocols subject to FERC jurisdiction.

In September 2003, the PUCT issued a written order that approved the Price to Beat (PTB) fuel factor for Entergy Gulf States, which is to be implemented upon the commencement of retail open access in its Texas service territory. This PTB fuel factor is subject to revision based on PUCT rules. The PUCT declined consideration of a request for rehearing sought by certain cities in Texas served by Entergy Gulf States and the Office of Public Utility Counsel. The period for appeal of the order remains open. Management cannot predict the ultimate outcome of this proceeding at this time.

Deferred Fuel Costs

In January 2001, Entergy Gulf States' filed a fuel reconciliation with the PUCT that covered the period from March 1999 through August 2000 and requested a surcharge. The case was argued before the Travis County Texas District Court in August 2003 challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals.

In February 2003, Entergy Gulf States implemented a $54 million interim fuel surcharge authorized by the PUCT to collect under-recovered fuel costs from March through August 2002. The surcharge will be collected through December 2003.

In September 2003, Entergy Gulf States filed an application with the PUCT to implement an $87.3 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from September 2002 through August 2003. Hearings were held in October 2003 and the PUCT is expected to issue an order in December 2003. Entergy Gulf States has requested that the surcharge be collected over a twelve-month period beginning January 2004. The outcome of this proceeding cannot be predicted at this time.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 1, 2002. Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established and the LPSC staff has not yet issued its audit report.

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and only recommended one material issue as disallowable. The issue, which was previously raised in the summer 2001 purchased power docket, relates to the alleged failure to uprate Waterford 3 in a timely manner. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana is currently evaluating the LPSC staff report and expects to contest the recommendation.

In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Under the MPSC's order, Entergy Mississippi has deferred until 2004 the collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003, respectively. The deferred amount of $77.6 million plus carrying charges will be collected through the energy cost recovery rider over a six-month period beginning January 2004.

Retail Rate Proceedings

Filings with the PUCT and Texas Cities

Recovery of River Bend Costs

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of River Bend plant costs that had been held in abeyance since 1988, and subsequent proceedings. On July 11, 2003, the Third District Court of Appeals unanimously affirmed the judgment of the Travis County District Court that had affirmed the PUCT disallowance. In August 2003, Entergy Gulf States filed a petition for review by the Texas Supreme Court. Nevertheless, after considering the progress of the proceeding in light of the decision of the Court of Appeals, management has concluded that it is prudent to accrue for the loss that would be associated with a final, non-appealable decision disallowing the abeyed plant costs. The net carrying value of the abeyed plant costs was $107.7 million as of June 30, 2003, and after this accrual Entergy Gulf States provided for all potential loss related to current or past contested costs of construction of the River Bend plant. Accrual of the loss was recorded in the second quarter 2003 and reduced net income by $65.6 million.

Filings with the LPSC

Annual Earnings Reviews

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003, the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million, before taking into account the $11.5 million rate reduction that Entergy Gulf States implemented effective June 2002. In July 2003, Entergy Gulf States filed testimony rebutting the LPSC staff's testimony and supporting the filing. During discovery, the LPSC staff requested that Entergy Gulf States provide updated cost of service data to reflect changes in costs, revenues, and rate base through December 31, 2002. In September 2003, Entergy Gulf States supplied the updated data. The LPSC staff has not yet indicated whether the updated data will result in changes to its recommendations. A new procedural schedule has been established that requires the LPSC staff to file testimony in December 2003. This testimony will also address new issues presented by the updated 2002 cost of service data. Hearings are scheduled for May 2004. Entergy Gulf States cannot predict the ultimate outcome of this proceeding.

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

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the July 2002 settlement between Entergy Louisiana and the LPSC Staff. In accordance with the settlement, Entergy Louisiana filed a revenue requirement analysis on June 27, 2003. The analysis reflected a deficiency, but Entergy Louisiana has not requested a change in rates. Entergy Louisiana is expected to make a rate filing with the LPSC by mid-2004.

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

During the nine months ended September 30, 2003, Entergy Corporation issued 6,073,727 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place a 364-day bank credit facility that expires in May 2004 with a borrowing capacity of $1.45 billion, of which $405 million was outstanding as of September 30, 2003. Although the Entergy Corporation credit line expires in May 2004, Entergy has the discretionary option to extend the period to repay the amount then outstanding for an additional 364-day term. Because of this option, which Entergy intends to exercise if it does not renew the credit line or obtain an alternative source of financing, the debt outstanding under the credit line is reflected in long-term debt on the balance sheet. The weighted-average interest rate on Entergy's outstanding borrowings under this facility as of September 30, 2003 was 2.45%. The commitment fee for this facility is currently 0.20% of the line amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

The short-term borrowings of Entergy's subsidiaries are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, Entergy's subsidiaries are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As of September 30, 2003, Entergy's subsidiaries' authorized limit was $1.6 billion and the outstanding borrowing from the money pool was $145.1 million. There were no borrowings outstanding from external sources.

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2003

Entergy Arkansas	April 2004	$63 million	-
Entergy Louisiana	May 2004	$15 million	-
Entergy Mississippi	May 2004	$25 million	-

The facilities have variable interest rates and the average commitment fee is 0.14%.

The following long-term debt has been issued by Entergy in 2003:

	Issue Date	(In Thousands)
Entergy Corporation
Long-term note, 6.17% coupon due March 2008	March 2003	$72,000
Long-term note, 7.06% coupon due March 2011	March 2003	86,000
Long-term note, 6.58% coupon due May 2010	May 2003	75,000
Long-term note, 6.13% coupon due September 2008	September 2003	150,000
		$383,000

U.S. Utility
Mortgage Bonds:
5.15% Series due February 2013 - Entergy Mississippi	January 2003	$100,000
4.35% Series due April 2008 - Entergy Mississippi	March 2003	100,000
5.4% Series due May 2018 - Entergy Arkansas	May 2003	150,000
4.95% Series due June 2018 - Entergy Mississippi	May 2003	95,000
3.6% Series due June 2008 - Entergy Gulf States	June 2003	325,000
Libor + 0.90% Series due June 2007 - Entergy Gulf States	June 2003	275,000
5.9% Series due June 2033 - Entergy Arkansas	June 2003	100,000
5.0% Series due July 2018 - Entergy Arkansas	June 2003	115,000
6.2% Series due July 2033 - Entergy Gulf States	July 2003	240,000
5.25% Series due August 2015 - Entergy Gulf States	July 2003	200,000
3.875% Series due August 2008 - Entergy New Orleans	July 2003	30,000
5.25% Series due August 2013 - Entergy New Orleans	July 2003	70,000
		$1,800,000

The following long-term debt has been retired by Entergy in 2003:

	Retirement Date	(In Thousands)
Entergy Corporation
Note Payable to NYPA, non-interest bearing, 4.8% implicit rate	-	$112,404

U.S. Utility
Mortgage Bonds:
7.75% Series due February 2003 - Entergy Mississippi	February 2003	$120,000
6.25% Series due February 2003 - Entergy Mississippi	February 2003	70,000
6.625% Series due November 2003 - Entergy Mississippi	March 2003	65,000
8.25% Series due July 2004 - Entergy Mississippi	March 2003	25,000
7.72% Series due March 2003 - Entergy Arkansas	March 2003	100,000
6.75% Series due March 2003 - Entergy Gulf States	March 2003	33,000
Libor + 1.2% Series due June 2003 - Entergy Gulf States	March 2003	260,000
Libor + 0.65% Series due May 2004 - Entergy Mississippi	June 2003	50,000
8.50% Series due June 2003 - Entergy Louisiana	June 2003	150,000
8.94% Series due January 2022 - Entergy Gulf States	July 2003	150,000
6.65% Series due August 2005 - Entergy Arkansas	August 2003	115,000
7.5% Series due August 2007 - Entergy Arkansas	August 2003	100,000
8.7% Series due April 2024 - Entergy Gulf States	August 2003	294,950
6.65% Series due March 2004 - Entergy New Orleans	September 2003	30,000
8.0% Series due March 2006 - Entergy New Orleans	September 2003	40,000
7.0% Series due July 2008 - Entergy New Orleans	September 2003	30,000
6.0% Series due October 2003 - Entergy Arkansas	September 2003	155,000
Libor + 1.3% Series due September 2004 - Entergy Gulf States	September 2003	300,000
Other Long-term Debt:
Grand Gulf Lease Obligation payment	-	11,375
Waterford 3 Lease Obligation payments	-	35,416
		$2,134,741

Energy Commodity Services
Top of Iowa wind project, avg. rate 3.15% due January 2003	January 2003	$79,046

On October 1, 2003, Entergy Louisiana purchased its $110.95 million 5.35% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time. Entergy Louisiana used a combination of cash on hand and short-term borrowing to buy-in the bonds.

NOTE 5. RETAINED EARNINGS

On October 31, 2003, Entergy Corporation's Board of Directors declared a common stock dividend of $0.45 per share, payable on December 1, 2003, to holders of record as of November 12, 2003.

NOTE 6. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of September 30, 2003 are U.S. Utility, Non-Utility Nuclear, and Energy Commodity Services. "All Other" includes the parent company, Entergy Corporation, and other business activity, including earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the third quarters of 2003 and 2002 is as follows:

Entergy's segment financial information for the nine months ended September 30, 2003 and 2002 is as follows:

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

Energy Commodity Services' net loss for the nine months ended September 30, 2002 includes charges of $391.6 million to operating expenses ($254.2 million net-of-tax) to reflect the effect of Entergy's decision to discontinue additional greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets in the United States and the United Kingdom.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. As a result of this treatment, SFAS 143 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies and System Energy. Assets and liabilities increased by approximately $1.1 billion for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values of $1.1 billion as determined under SFAS 143, increasing utility plant by $288 million, reducing accumulated depreciation by $361 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings in the first quarter of 2003 by approximately $21 million net-of-tax ($0.09 per share) as a result of the one-time cumulative effect of accounting change. In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for Entergy's utility subsidiaries include a component for removal costs that are not asset retirement obligations under SFAS 143. Approximately 6% of the U.S. Utility's current depreciation rates, on a weighted average basis, represents a component for the net of salvage value and removal costs. Per regulatory accounting requirements, this component is included in accumulated depreciation on the balance sheet. For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in a decrease in liabilities of approximately $520 million due to reductions in decommissioning liabilities, a decrease in assets of approximately $360 million, including a decrease in electric plant in service of $336 million, and an increase in earnings in the first quarter of 2003 of approximately $160 million net-of-tax ($0.70 per share) as a result of the one-time cumulative effect of accounting change. If SFAS 143 had been applied by Entergy during all prior periods, the following impacts would have resulted:

Year Ended December 31, 2000	Year Ended December 31, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002	Year Ended December 31, 2002
	(In Thousands, Except Share Data)				
Pro forma asset retirement obligations	$1,389,588	$1,708,250	N/A	N/A	$2,044,228
Pro forma effect of SFAS 143	$185,892	$28,512			($46,041)
Asset retirement obligations actually recorded	$1,203,696	$1,679,738	N/A	N/A	$2,090,269
Earnings applicable to common stock - as reported	$679,294	$726,196	$360,876	$523,605	$599,360
Pro forma effect of SFAS 143	$11,487	$9,613	$2,566	$8,482	$14,119
Earnings applicable to common stock - pro forma	$690,781	$735,809	$363,442	$532,087	$613,479
Basic earnings per average common share - as reported	$3.00	$3.29	$1.61	$2.34	$2.69
Pro forma effect of SFAS 143	$0.05	$0.04	$0.01	$0.04	$0.06
Basic earnings per average common share - pro forma	$3.05	$3.33	$1.62	$2.38	$2.75
Diluted earnings per average common share - as reported	$2.97	$3.23	$1.59	$2.30	$2.64
Pro forma effect of SFAS 143	$0.05	$0.04	$0.01	$0.04	$0.06
Diluted earnings per average common share - pro forma	$3.02	$3.27	$1.60	$2.34	$2.70

As discussed in Note 1 to the consolidated financial statements in the Form 10-K, Entergy applies the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds at their fair value on the consolidated balance sheet. The fair value of the securities held in such funds differs from the amounts deposited plus the earnings on the deposits. In accordance with the regulatory treatment for decommissioning trust funds, the domestic utility companies and System Energy have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities. For the nonregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains/(losses) on investment securities in other deferred credits. Prior to the implementation of SFAS 143, the offsetting amount of unrealized gains/(losses) on investment securities was recorded in accumulated depreciation for the rate-regulated business of the domestic utility companies. Decommissioning trust funds for Pilgrim, Indian Point 2, and Vermont Yankee do not receive regulatory treatment. Accordingly, unrealized gains and losses recorded on the assets in these trust funds are recognized as a separate component of shareholders' equity because these assets are classified as available for sale.

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003 and became effective July 1, 2003. This new standard requires mandatorily redeemable financial instruments to be classified and treated as liabilities in the presentation of financial position and results of operations. The only effect of implementing this new standard for Entergy is the inclusion of long-term debt, preferred stock with sinking fund, and company-obligated mandatorily redeemable preferred securities under the liabilities caption in Entergy's balance sheet. Entergy's results of operations and cash flows were not affected by this new standard.

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

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2003 Compared to Third Quarter 2002

Net income decreased $5.3 million primarily due to an increase in the effective income tax rate for the third quarter of 2003 compared to the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net income increased $27.3 million primarily due to the following:

    an increase in net base revenue;
    an increase in other net revenue items including transmission revenue, energy cost recovery true-up, and Grand Gulf retained share revenue;
    a decrease in other operation and maintenance expenses, a portion of which is offset by a corresponding decrease in other regulatory credits and has no effect on net income;
    an increase in net wholesale revenue;
    a decrease in other interest charges, a portion of which is offset by a corresponding decrease in other regulatory credits and has no effect on net income;
    a decrease in taxes other than income taxes; and
    the effect of the March 2002 settlement agreement and 2001 earnings review, the net impact of which is an $2.2 million increase in net income.

Net base revenue increased $10.4 million primarily due to increased electricity usage of 239 GWh in the residential and commercial sectors.

Other operation and maintenance expenses decreased $171.2 million primarily due to:

    expenses in 2002 of $159.9 million due to the March 2002 settlement agreement and 2001 earnings review allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected transition cost account amounts (offset in other regulatory credits as discussed above);
    a decrease of $7.5 million due to the 2002 accrual of the estimate of the liability for the future disposal of low-level radioactive waste materials; and
    decreases in administrative and general expenses offset by an increase in benefits cost.

Net wholesale revenue increased $8.2 million primarily due to an increase in sales volume and higher wholesale prices.

Interest charges decreased due to an increase in interest expense in 2002 resulting from a true-up of the annual fuel recovery rider in March 2002 of $4.5 million and interest recorded in 2002 of $4.1 million (offset in other regulatory credits as discussed above) on the transition cost account obligation, which is now terminated as a result of the March 2002 settlement agreement.

Taxes other than income taxes decreased $3.1 million primarily due to decreased sales and ad valorem taxes.

The increase in net income was partially offset by the following:

    a decrease in unbilled revenue of $10.5 million as a result of less favorable sales volume primarily due to the effect of colder winter weather in December 2002; and
    an increase in depreciation and amortization expenses of $10.3 million primarily due to an increase in plant in service.

The March 2002 settlement agreement is discussed further in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

Income Taxes

The effective income tax rates for the third quarters of 2003 and 2002 were 41.0% and 36.6%, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 39.8% and 38.7%, respectively. The difference in the effective income tax rate for the third quarter 2003 versus the federal statutory rate of 35.0% is primarily due to state income taxes net of federal in addition to depreciation book and tax differences. The effective income tax rate was lower in the third quarter of 2002 than in the third quarter of 2003 because of book and tax differences related to the March 2002 settlement agreement. The difference in the effective income tax rate for the nine months ended September 30, 2003 versus the federal statutory rate of 35.0% is primarily due to aforementioned differences, partially offset by the effect of flow-through book and tax differences related to liability reserve accruals and the amortization of investment tax credits.

Other Income Statement Variances

Third Quarter 2003 Compared to Third Quarter 2002

Decommissioning expense increased $9.0 million due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations." The increase in decommissioning expense is offset by increases in other regulatory credits and interest and dividend income and has no effect on net income.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Decommissioning expense increased $26.9 million due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations." The increase in decommissioning expense is offset by corresponding increases in other regulatory credits and interest and dividend income and has no effect on net income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$95,513	$103,466

Cash flow provided by (used in):
Operating activities	345,116	318,369
Investing activities	(228,932)	(166,664)
Financing activities	(179,053)	(176,894)
Net decrease in cash and cash equivalents	(62,869)	(25,189)

Cash and cash equivalents at end of period	$32,644	$78,277

Operating Activities

Cash flow from operations increased $26.7 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to income tax refunds received of $18.1 million during the nine months ended September 30, 2003 versus income taxes paid of $9.4 million during the nine months ended September 30, 2002. Money pool activity also contributed $57.2 million to the increase in cash flow from operations, as did an increase in net income as explained above. The increase in cash flow from operations was partially offset by an increase in deferred fuel costs for the nine months ended September 30, 2003 versus a decrease for the nine months ended September 30, 2002.

Entergy Arkansas' receivables from or (payables) to the money pool were as follows:

September 30, 2003	December 31, 2002	September 30, 2002	December 31, 2001
(In Thousands)

($42,665)	$4,279	$34,085	$23,794

Money pool activity provided $46.9 million of Entergy Arkansas' operating cash flows in the nine months ended September 30, 2003. Money pool activity used $10.3 million of Entergy Arkansas' operating cash flows in the nine months ended September 30, 2002. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Recent tax legislation and elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy Arkansas could obtain cash flow benefits of $305 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy Arkansas' depreciable assets.

Investing Activities

The increase of $62.3 million in net cash used in investing activities for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to the maturity of $38.4 million of other temporary investments in the first quarter of 2002. The increase was also due to an increase in under-recovered fuel and purchased power expenses of $14.7 million that have been deferred and are expected to be collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for fuel costs.

Financing Activities

The increase of $2.2 million in net cash used by financing activities for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to the net redemption of $33.6 million more in long-term debt for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, substantially offset by the payment of $30.8 million less in common stock dividends during the same period.

Entergy Arkansas has implemented a planned financing program to address its long-term debt maturities and to restructure its debt portfolio, which will result in extended maturities, lowered rates, and additional flexibility.

The following table lists First Mortgage Bonds issued by Entergy Arkansas in 2003:

Issue Date	Description	Maturity	Amount
			(In Thousands)

May 2003	5.4% Series	May 2018	$150,000
June 2003	5.9% Series	June 2033	100,000
June 2003	5.0% Series	July 2018	115,000
			$365,000

The following table lists First Mortgage Bonds retired by Entergy Arkansas in 2003:

Retirement Date	Description	Maturity	Amount
			(In Thousands)

March 2003	7.72% Series	March 2003	$100,000
August 2003	6.65% Series	August 2005	115,000
August 2003	7.50% Series	August 2007	100,000
September 2003	6.00% Series	October 2003	155,000
			$470,000

Entergy Arkansas used proceeds from a $100 million November 2002 issuance and the 2003 First Mortgage Bond issuances for the retirements in 2003.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In April 2003, Entergy Arkansas renewed its 364-day credit facility through April 30, 2004. The amount available under the credit facility is $63 million, of which none was drawn at September 30, 2003.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, System Agreement proceedings, market and credit risks, state and local regulatory risks, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

Nuclear Matters

As discussed in the Form 10-K, Entergy issued a Request for Proposal (RFP) to provide replacement steam generators for ANO 1. Two companies submitted bids in response to the RFP. Entergy subsequently entered into a contract with one of the companies for delivery of the replacement steam generators in August 2005 in time for installation during a scheduled refueling outage beginning in September 2005. The other company filed a lawsuit in federal district court in Virginia seeking a temporary and permanent injunction against the winning bidder claiming that the winning bidder was using the other company's proprietary information in the design and fabrication of the replacement generators. The lawsuit has been settled, and the litigation has been dismissed with prejudice. The dispute should not affect the delivery date or the cost of the steam generators.

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

                                        ENTERGY ARKANSAS, INC.
                                           INCOME STATEMENTS
                    For the Three and Nine Months Ended September 30, 2003 and 2002
                                              (Unaudited)

                                        Three Months Ended      Nine Months Ended
                                        2003          2002      2003         2002
                                         (In Thousands)           (In Thousands)

         OPERATING REVENUES
Domestic electric                    $469,925       $474,873  $1,227,558   $1,220,622
                                     --------       --------  ----------   ----------
         OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale          30,581         76,005     107,669      249,468
   Purchased power                    139,829        102,485     363,295      262,440
   Nuclear refueling outage expenses    5,679          5,877      17,565       18,935
   Other operation and maintenance     93,632         94,501     259,445      430,616
Decommissioning                         8,971              -      26,915            -
Taxes other than income taxes           8,961          9,481      26,973       30,054
Depreciation and amortization          50,846         47,229     150,733      140,410
Other regulatory charges (credits) -   (4,364)           408     (20,896)    (175,314)
  net
                                     --------       --------  ----------   ----------
TOTAL                                 334,135        335,986     931,699      956,609
                                     --------       --------  ----------   ----------

OPERATING INCOME                      135,790        138,887     295,859      264,013
                                     --------       --------  ----------   ----------

            OTHER INCOME
Allowance for equity funds used         2,047          2,243       6,276        5,543
  during construction
Interest and dividend income            2,551            498       7,178        2,063
Miscellaneous - net                      (871)          (593)     (3,384)      (5,121)
                                     --------       --------  ----------   ----------
TOTAL                                   3,727          2,148      10,070        2,485
                                     --------       --------  ----------   ----------

     INTEREST AND OTHER CHARGES
Interest on long-term debt             21,465         22,189      64,093       63,574
Other interest - net                      613          1,174       2,743       12,222
Distributions on preferred              1,275          1,275       3,825        3,825
  securities of subsidiary
Allowance for borrowed funds used      (1,347)        (1,413)     (3,973)      (3,598)
  during construction
                                     --------       --------  ----------   ----------
TOTAL                                  22,006         23,225      66,688       76,023
                                     --------       --------  ----------   ----------

INCOME BEFORE INCOME TAXES            117,511        117,810     239,241      190,475

Income taxes                           48,192         43,146      95,240       73,725
                                     --------       --------  ----------   ----------

NET INCOME                             69,319         74,664     144,001      116,750

Preferred dividend requirements and     1,944          1,944       5,832        5,832
  other
                                     --------       --------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                          $67,375        $72,720    $138,169     $110,918
                                     ========       ========  ==========   ==========

See Notes to Respective Financial Statements.

                               ENTERGY ARKANSAS, INC.
                              STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 2003 and 2002
                                     (Unaudited)

                                                         2003                  2002
                                                               (In Thousands)

              OPERATING ACTIVITIES
Net income                                               $144,001            $116,750

Noncash items included in net income:
  Other regulatory credits - net                          (20,896)           (175,314)
  Depreciation, amortization, and decommissioning         177,648             140,410
  Deferred income taxes and investment tax credits         (8,501)            (46,672)
  Allowance for equity funds used during                   (6,276)             (5,543)
    construction
Changes in working capital:
  Receivables                                             (52,150)            (16,899)
  Fuel inventory                                              542              (6,146)
  Accounts payable                                         (5,032)             15,750
  Taxes accrued                                            80,441             101,761
  Interest accrued                                         (1,514)             (4,001)
  Deferred fuel costs                                     (34,096)             66,838
  Other working capital accounts                            7,296              (3,079)
Provision for estimated losses and reserves                  (559)             (4,300)
Changes in other regulatory assets                        (11,425)            150,309
Other                                                      75,637             (11,495)
                                                        ---------            --------
Net cash flow provided by operating activities            345,116             318,369
                                                        ---------            --------

              INVESTING ACTIVITIES
Construction expenditures                                (214,716)           (194,349)
Allowance for equity funds used during                      6,276               5,543
  construction
Nuclear fuel purchases                                    (39,007)            (60,075)
Proceeds from sale/leaseback of nuclear fuel               39,007              60,075
Decommissioning trust contributions and realized
    change in trust assets                                 (5,753)            (16,255)
Changes in other temporary investments - net                    -              38,397
Other regulatory investments                              (14,739)                  -
                                                        ---------            --------
Net cash flow used in investing activities               (228,932)           (166,664)
                                                        ---------            --------

              FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt              361,819              94,405
Retirement of long-term debt                             (471,040)           (170,000)
Changes in short-term borrowings                                -                (667)
Dividends paid:
  Common stock                                            (64,000)            (94,800)
  Preferred stock                                          (5,832)             (5,832)
                                                        ---------            --------
Net cash flow used in financing activities               (179,053)           (176,894)
                                                        ---------            --------

Net decrease in cash and cash equivalents                 (62,869)            (25,189)

Cash and cash equivalents at beginning of period           95,513             103,466
                                                        ---------            --------

Cash and cash equivalents at end of period                $32,644             $78,277
                                                        =========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                    $67,240             $79,856
  Income taxes                                           ($18,078)             $9,356
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                            $9,000            ($37,298)
  Long-term debt refunded with proceeds from
   long-term debt issued in a prior period                      -            ($47,000)

See Notes to Respective Financial Statements.

                              ENTERGY ARKANSAS, INC.
                                  BALANCE SHEETS
                                      ASSETS
                     September 30, 2003 and December 31, 2002
                                   (Unaudited)

                                                     2003                    2002
                                                            (In Thousands)

             CURRENT ASSETS
Cash and cash equivalents:
  Cash                                              $32,644                $28,174
  Temporary cash investments - at cost,
    which approximates market                             -                 67,339
                                                 ----------             ----------
        Total cash and cash equivalents              32,644                 95,513
                                                 ----------             ----------
Accounts receivable:
  Customer                                           97,922                 67,674
  Allowance for doubtful accounts                    (7,826)                (8,031)
  Associated companies                               40,520                 32,352
  Other                                              28,089                 16,619
  Accrued unbilled revenues                          69,897                 67,838
                                                 ----------             ----------
    Total accounts receivable                       228,602                176,452
                                                 ----------             ----------
Deferred fuel costs                                   6,232                      -
Accumulated deferred income taxes                    14,237                  5,061
Fuel inventory - at average cost                     10,339                 10,881
Materials and supplies - at average cost             84,575                 78,533
Deferred nuclear refueling outage costs              16,587                 25,858
Prepayments and other                                 6,041                  8,335
                                                 ----------             ----------
TOTAL                                               399,257                400,633
                                                 ----------             ----------

     OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                 11,215                 11,215
Decommissioning trust funds                         349,384                334,631
Non-utility property - at cost (less                  1,457                  1,460
  accumulated depreciation)
Other                                                 2,976                  2,976
                                                 ----------             ----------
TOTAL                                               365,032                350,282
                                                 ----------             ----------

             UTILITY PLANT
Electric                                          5,850,776              5,644,477
Property under capital lease                         27,628                 30,354
Construction work in progress                       238,499                132,792
Nuclear fuel under capital lease                     91,228                 88,101
Nuclear fuel                                          7,264                 10,543
                                                 ----------             ----------
TOTAL UTILITY PLANT                               6,215,395              5,906,267
Less - accumulated depreciation and               2,572,839              2,722,342
 amortization
                                                 ----------             ----------
UTILITY PLANT - NET                               3,642,556              3,183,925
                                                 ----------             ----------

    DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                   117,348                111,748
  Unamortized loss on reacquired debt                39,109                 39,792
  Other regulatory assets                           333,176                130,689
Other                                                47,164                 39,899
                                                 ----------             ----------
TOTAL                                               536,797                322,128
                                                 ----------             ----------

TOTAL ASSETS                                     $4,943,642             $4,256,968
                                                 ==========             ==========

See Notes to Respective Financial Statements.

                              ENTERGY ARKANSAS, INC.
                                  BALANCE SHEETS
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                     September 30, 2003 and December 31, 2002
                                   (Unaudited)

                                                      2003                  2002
                                                            (In Thousands)

          CURRENT LIABILITIES
Currently maturing long-term debt                       $ -               $255,000
Accounts payable:
  Associated companies                               78,587                 37,833
  Other                                              75,362                121,148
Customer deposits                                    37,393                 35,886
Taxes accrued                                        96,703                 16,262
Interest accrued                                     26,258                 27,772
Deferred fuel costs                                       -                 42,603
Obligations under capital leases                     59,069                 58,745
System Energy refund                                  3,465                  3,764
Other                                                18,299                 17,734
                                                 ----------             ----------
TOTAL                                               395,136                616,747
                                                 ----------             ----------

        NON-CURRENT LIABILITIES
Accumulated deferred income taxes and               867,822                821,829
  taxes accrued
Accumulated deferred investment tax                  74,518                 78,231
  credits
Obligations under capital leases                     59,788                 59,711
Other regulatory liabilities                         44,347                      -
Decommissioning                                     558,574                      -
Accumulated provisions                               30,904                 31,463
Long-term debt                                    1,276,060              1,125,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable              60,000                      -
  debentures
Other                                               156,184                117,847
                                                 ----------             ----------
TOTAL                                             3,128,197              2,234,081
                                                 ----------             ----------

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable                   -                 60,000
  debentures

          SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                116,350                116,350
Common stock, $0.01 par value,
  authorized 325,000,000
  shares; issued and outstanding
  46,980,196 shares in 2003
  and 2002                                              470                    470
Paid-in capital                                     591,127                591,127
Retained earnings                                   712,362                638,193
                                                 ----------             ----------
TOTAL                                             1,420,309              1,346,140
                                                 ----------             ----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $4,943,642             $4,256,968
                                                 ==========             ==========

See Notes to Respective Financial Statements.

                         ENTERGY ARKANSAS, INC.
                       SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 2003 and 2002
                              (Unaudited)

                                 Three Months Ended      Increase/
         Description              2003         2002     (Decrease)     %
                                   (In Millions)
Electric Operating Revenues:
  Residential                    $181.8      $193.3        ($11.5)    (6)
  Commercial                       89.6        93.7          (4.1)    (4)
  Industrial                       88.4        97.6          (9.2)    (9)
  Governmental                      4.4         4.1           0.3      7
                                 --------------------------------
    Total retail                  364.2       388.7         (24.5)    (6)
  Sales for resale
     Associated companies          52.7        33.0          19.7     60
     Non-associated companies      51.5        49.5           2.0      4
  Other                             1.5         3.7          (2.2)   (59)
                                 --------------------------------
    Total                        $469.9      $474.9         ($5.0)    (1)
                                 ================================
Billed Electric Energy
 Sales (GWh):
  Residential                     2,306       2,354           (48)    (2)
  Commercial                      1,609       1,617            (8)     -
  Industrial                      1,875       1,937           (62)    (3)
  Governmental                       77          70             7     10
                                 --------------------------------
    Total retail                  5,867       5,978          (111)    (2)
  Sales for resale
     Associated companies         1,529       1,436            93      6
     Non-associated companies     1,360       1,521          (161)   (11)
                                 --------------------------------
    Total                         8,756       8,935          (179)    (2)
                                 ================================

                                Nine Months Ended      Increase/
         Description             2003        2002     (Decrease)     %
                                   (In Millions)
Electric Operating Revenues:
  Residential                    $419.0      $442.8        ($23.8)    (5)
  Commercial                      222.8       237.0         (14.2)    (6)
  Industrial                      232.0       256.1         (24.1)    (9)
  Governmental                     11.4        11.9          (0.5)    (4)
                                 --------------------------------
    Total retail                  885.2       947.8         (62.6)    (7)
  Sales for resale
     Associated companies         168.6       126.1          42.5     34
     Non-associated companies     145.8       125.4          20.4     16
  Other                            28.0        21.3           6.7     31
                                 --------------------------------
    Total                      $1,227.6    $1,220.6          $7.0      1
                               ==================================

Billed Electric Energy
 Sales (GWh):
  Residential                     5,617       5,476           141      3
  Commercial                      4,065       3,967            98      2
  Industrial                      5,240       5,217            23      -
  Governmental                      204         194            10      5
                                 --------------------------------
    Total retail                 15,126      14,854           272      2
  Sales for resale
     Associated companies         5,283       5,322           (39)    (1)
     Non-associated companies     4,153       3,757           396     11
                                 --------------------------------
    Total                        24,562      23,933           629      3
                                 ================================

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Entergy Gulf States experienced a significant decline in net income for the nine months ended September 30, 2003 primarily due to the $107.7 million accrual ($65.6 million net-of-tax) for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs. Also, as discussed below in "Critical Accounting Estimates", net income for the nine months ended September 30, 2003 includes a one-time $21.3 million net-of-tax cumulative effect of accounting change due to the implementation of SFAS 143.

Operating Income

Third Quarter 2003 Compared to Third Quarter 2002

Operating income increased $20.5 million primarily due to:

    an increase of $12.6 million due to an increase in the price applied to unbilled sales in addition to more favorable volume on unbilled sales, including the effect of weather; and

    an increase of $9.9 million due to increased electricity usage of 151 GWh in the residential and commercial sectors.

The increase was partially offset by a decrease of $3.3 million due to the loss of two large industrial customers to cogeneration. The $3.3 million of lost net revenue represents approximately 1% of Entergy Gulf States' net revenue. Entergy Gulf States expects to lose one additional customer to cogeneration in 2005. Current sales to that customer account for approximately $11 million of Entergy Gulf States' net revenue annually. Entergy Gulf States does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Gulf States' marketing efforts in retaining industrial customers.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating income decreased $12.9 million primarily due to:

    a decrease of $15.2 million due to the recognition in income in 2002 of the Louisiana portion of the unamortized deferred gain on the 1988 sale of Nelson Units 1 and 2. The deferred gain was recognized because the LPSC no longer required that the gain reduce Entergy Gulf States' recoverable fuel;
    an increase of $9.1 million in depreciation expense due to an increase in plant in service;
    a decrease of $10.8 million due to the loss of two large industrial customers to cogeneration. The $10.8 million of lost net revenue represents approximately 1% of Entergy Gulf States' net revenue. See the explanation for the third quarter given above for Entergy Gulf States' expectations regarding additional losses to cogeneration; and
    a decrease of $4.6 million due to a base rate decrease effective June 2002.

The decrease in operating income was partially offset by:

    an increase of $17.4 million due to increased electricity usage of 381 GWh in the residential and commercial sectors; and
    an increase of $10.7 million due to an increase in the price applied to unbilled sales.

Income Taxes

The effective income tax rates for the third quarters of 2003 and 2002 were 31.4% and 38.0%, respectively. The difference in the third quarter 2003 effective income tax rate versus the federal statutory rate of 35.0% is primarily due to a downward revision in the estimate of federal income tax expense and flow-through book and tax timing differences. The difference in the third quarter 2002 effective income tax rate versus the federal statutory rate of 35.0% is primarily due to state income taxes.

The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 21.8% and 38.4%, respectively. The difference in the effective income tax rate for the nine months ended September 30, 2003 versus the federal statutory rate of 35.0% is primarily due to the flow-through effect of book and tax timing differences, investment tax credit amortization, and a downward revision in the estimate of federal income tax expense. The difference in the effective income tax rate for the nine months ended September 30, 2002 versus the federal statutory rate of 35.0% is primarily due to state income taxes.

Other Impacts on Earnings

Third Quarter 2003 Compared to Third Quarter 2002

Miscellaneous income - net decreased $5.9 million primarily due to proceeds received in 2002 for the settlement of liability insurance coverage.

Interest expense on long-term debt increased $4.9 million primarily due to the issuance of $340 million of First Mortgage Bonds in November 2002, $600 million of First Mortgage Bonds in June 2003, and $440 million of First Mortgage Bonds in July 2003, partially offset by the retirement of $293 million of First Mortgage Bonds in March 2003 and $745 million of First Mortgage Bonds in the third quarter of 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Miscellaneous income - net decreased $115.5 million primarily due to the $107.7 million accrual for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs.

Interest expense on long-term debt increased $10.4 million primarily due to the issuance of $340 million of First Mortgage Bonds in November 2002, $600 million of First Mortgage Bonds in June 2003, and $440 million of First Mortgage Bonds in July 2003, partially offset by the retirement of $293 million of First Mortgage Bonds in March 2003 and $745 million of First Mortgage Bonds in the third quarter of 2003.

Other Income Statement Variances

Third Quarter 2003 Compared to Third Quarter 2002

Operating revenues increased $128.3 million primarily due to:

    an increase of $123.8 million in fuel cost recovery revenues primarily due to higher fuel rates; and
    an increase of $12.6 million due to an increase in the price applied to unbilled sales in addition to more favorable volume on unbilled sales, including the effect of weather.

The increases were partially offset by a decrease in wholesale revenue of $5.3 million primarily due to decreased sales to adjoining utility systems.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power.

Decommissioning expense increased $2 million primarily due to the implementation of SFAS 143. The increase in decommissioning expense is offset by increases in other regulatory credits and interest and dividend income and has no effect on net income.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating revenues increased $381.9 million primarily due to the following increases:

    $342.7 million in fuel cost recovery revenues primarily due to higher fuel rates;
    $27.7 million in wholesale revenue primarily due to increased volume to municipal and co-op customers and affiliated systems coupled with an increase in the average price of energy;
    $16.3 million in gas revenues primarily due to an increase in the market price of natural gas; and
    $10.7 million due to an increase in the price applied to unbilled sales.

The increases were partially offset by a decrease of $21.1 million due to base rate decreases effective June 2002 and January 2003. The January 2003 base rate decrease has a minimal impact on net income because it is offset by a decrease in depreciation expense associated with the license extension of River Bend as reflected in rates.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power.

Decommissioning expense increased $6 million primarily due to the implementation of SFAS 143. The increase in decommissioning expense is offset by increases in other regulatory credits and interest and dividend income and has no effect on net income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$318,404	$123,728

Cash flow provided by (used in):
Operating activities	219,812	425,738
Investing activities	(331,480)	(229,808)
Financing activities	(79,052)	(228,736)
Net decrease in cash and cash equivalents	(190,720)	(32,806)

Cash and cash equivalents at end of period	$127,684	$90,922

Operating Activities

Cash flow from operations decreased $205.9 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to money pool activity and higher working capital needs and increased vendor payments in 2003 relating to storm expense accruals in late-2002.

Entergy Gulf States' receivables from the money pool were as follows:

September 30, 2003	December 31, 2002	September 30, 2002	December 31, 2001
(In Thousands)

$64,773	$18,131	$24,155	$27,665

Money pool activity used $46.6 million of Entergy Gulf States' operating cash flow in 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Recent tax legislation and elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy Gulf States could obtain cash flow benefits of $155 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy Gulf States' depreciable assets.

Investing Activities

Net cash used in investing activities increased $101.7 million for the nine months ended September 30, compared to the same period of 2002 primarily due to the maturity of $44.6 million of other temporary investments that provided cash in 2002. The increase was also due to an increase in under-recovered fuel and purchased power expenses of $41.6 million in Texas that have been deferred and are expected to be collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for fuel costs.

Financing Activities

Net cash used in financing activities decreased $149.7 million for the nine months ended September 30, 2003 compared to the same period of 2002 primarily due to the net retirement of $148 million of long-term debt in 2002 compared to $15.4 million in 2003. Also contributing to the decrease in cash used was a decrease in dividends paid of $18.5 million in 2003 compared to 2002.

Entergy Gulf States has implemented a planned financing program to address its 2004 long-term debt maturities and to restructure its debt portfolio, which resulted in extended maturities, lowered rates, and sufficient flexibility in its portfolio so that Entergy Gulf States can economically manage Texas utility restructuring to the extent it affects Entergy Gulf States' debt portfolio.

The following table lists First Mortgage Bonds issued by Entergy Gulf States in 2003:

Issue Date	Description	Maturity	Amount
			(In Thousands)

June 2003	3.6% Series	June 2008	$325,000
June 2003	Libor + 0.90% Series	June 2007	275,000
July 2003	6.2% Series	July 2033	240,000
July 2003	5.25% Series	August 2015	200,000
			$1,040,000

The following table lists First Mortgage Bonds retired by Entergy Gulf States in 2003:

Retirement Date	Description	Maturity	Amount
			(In Thousands)

March 2003	6.75% Series	March 2003	$33,000
March 2003	Libor + 1.2% Series	June 2003	260,000
July 2003	8.94% Series	January 2022	150,000
August 2003	8.7% Series	April 2024	294,950
September 2003	Libor + 1.3% Series	September 2004	300,000
			$1,037,950

Entergy Gulf States plans to retire, at maturity, $292 million of 8.25% Series First Mortgage Bonds due April 1, 2004 using cash on hand and internally generated funds.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States' uses and sources of capital. The following is an update to the Form 10-K.

Following are the amounts of Entergy Gulf States' planned construction and other capital investments for 2003 through 2005, which reflect changes in management's estimate from the planned investments presented in the Form 10-K due mainly to the effect of actual spending in 2003 (the figures for 2003 include the effect of actual spending thus far in 2003):

	2003	2004	2005
	(In Millions)

Planned construction and capital investment	$298	$228	$233

See the Form 10-K for further discussion of Entergy Gulf States' capital spending plans for 2003 through 2005.

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

Rate Proceedings

See Note 2 to the domestic utility companies and System Energy's financial statements in this Form 10-Q for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003, the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million, before taking into account the $11.5 million rate reduction that Entergy Gulf States implemented effective June 2002. In July 2003, Entergy Gulf States filed testimony rebutting the LPSC staff's testimony and supporting the filing. During discovery, the LPSC staff requested that Entergy Gulf States provide updated cost of service data to reflect changes in costs, revenues, and rate base through December 31, 2002. In September 2003, Entergy Gulf States supplied the updated data. The LPSC staff has not yet indicated whether the updated data will result in changes to its recommendations. A new procedural schedule has been established that requires the LPSC staff to file testimony in December 2003. This testimony will also address new issues presented by the updated 2002 cost of service data. Hearings are scheduled for May 2004. Entergy Gulf States cannot predict the ultimate outcome of this proceeding.

Deferred Fuel Costs

In September 2003, Entergy Gulf States filed an application with the PUCT to implement an $87.3 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from September 2002 through August 2003. Hearings were held in October 2003 and the PUCT is expected to issue an order in December 2003. Entergy Gulf States has requested that the surcharge be collected over a twelve-month period beginning January 2004. The outcome of this proceeding cannot be predicted at this time.

Transition to Retail Competition

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. In June 2003, the PUCT voted 2 to 1 to issue an order on rehearing in the interim solution proceeding. The PUCT issued the written order on rehearing in late-July 2003 in which it identified December 2004 as the target date for the beginning of the interim solution. Also in July 2003, the PUCT directed the parties to continue negotiations on unresolved issues in the market protocols docket. Several of the parties to that proceeding filed a settlement agreement with respect to the market protocols that the PUCT approved, after hearings, in an order issued in September 2003. Consistent with the order, Entergy Services has made a filing at the FERC requesting approval on an expedited basis of the market protocols subject to FERC jurisdiction.

In September 2003, the PUCT issued a written order that approved the Price to Beat (PTB) fuel factor for Entergy Gulf States, which is to be implemented upon the commencement of retail open access in its Texas service territory. This PTB fuel factor is subject to revision based on PUCT rules. The PUCT declined consideration of a request for rehearing sought by certain cities in Texas served by Entergy Gulf States and the Office of Public Utility Counsel. The period for appeal of the order remains open.

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

SFAS 143

As discussed in the Form 10-K, Entergy Gulf States implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The net effect of implementing this standard for the portion of River Bend subject to cost-based ratemaking was recorded as a regulatory asset, with no resulting impact on Entergy Gulf States' net income. Assets and liabilities increased in 2003 as a result of increasing the asset retirement obligation by $129 million to its fair value as determined under SFAS 143, reducing accumulated depreciation by $63 million, and recording the related regulatory asset of $32 million. The net effect of implementing SFAS 143 for the portion of River Bend not subject to cost-based ratemaking resulted in an earnings decrease of $21 million net-of-tax as a result of a one-time cumulative effect of accounting change. Applying SFAS 143 is not expected to have a material effect on Entergy Gulf States' earnings on an ongoing basis after its implementation.

                           ENTERGY GULF STATES, INC.
                              INCOME STATEMENTS
        For the Three and Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)

                                         Three Months Ended     Nine Months Ended
                                           2003      2002        2003        2002
                                           (In Thousands)        (In Thousands)

          OPERATING REVENUES
Domestic electric                        $769,326  $642,940   $2,015,330  $1,649,729
Natural gas                                 7,856     5,909       46,841      30,587
                                         --------  --------   ----------  ----------
TOTAL                                     777,182   648,849    2,062,171   1,680,316
                                         --------  --------   ----------  ----------

          OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale             193,692   233,976      516,656     518,875
   Purchased power                        251,372    96,037      661,697     270,215
   Nuclear refueling outage expenses        3,193     3,056       10,852       9,135
   Other operation and maintenance        101,435   103,454      304,008     308,405
Decommissioning                             3,567     1,579       10,701       4,731
Taxes other than income taxes              31,612    32,823       90,414      94,134
Depreciation and amortization              50,039    51,154      147,941     151,847
Other regulatory charges (credits) -       (3,791)    1,227       (1,004)    (10,796)
  net
                                         --------  --------   ----------  ----------
TOTAL                                     631,119   523,306    1,741,265   1,346,546
                                         --------  --------   ----------  ----------

OPERATING INCOME                          146,063   125,543      320,906     333,770
                                         --------  --------   ----------  ----------

       OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during      4,084     2,988       10,258       7,971
 construction
Interest and dividend income                6,215     2,756       15,182       7,687
Miscellaneous - net                           990     6,922     (108,380)      7,147
                                         --------  --------   ----------  ----------
TOTAL                                      11,289    12,666      (82,940)     22,805
                                         --------  --------   ----------  ----------

      INTEREST AND OTHER CHARGES
Interest on long-term debt                 37,574    32,694      107,631      97,191
Other interest - net                        1,477     2,260        4,785       5,002
Distributions on preferred securities       1,859     1,859        5,578       5,578
 of subsidiary
Allowance for borrowed funds used          (3,410)   (2,540)      (8,651)     (7,153)
 during construction
                                         --------  --------   ----------  ----------
TOTAL                                      37,500    34,273      109,343     100,618
                                         --------  --------   ----------  ----------

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE    119,852   103,936      128,623     255,957

Income taxes                               37,569    39,447       33,339      98,194
                                         --------  --------   ----------  ----------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                       82,283    64,489       95,284     157,763

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (net of income taxes of $12,713)         -         -      (21,333)          -
                                         --------  --------   ----------  ----------

NET INCOME                                 82,283    64,489       73,951     157,763

Preferred dividend requirements and         1,170     1,218        3,551       3,678
other
                                         --------  --------   ----------  ----------

EARNINGS APPLICABLE TO
COMMON STOCK                              $81,113   $63,271      $70,400    $154,085
                                         ========  ========   ==========  ==========
See Notes to Respective Financial Statements.

                                   ENTEGY GULF STATES, INC.
                                   STATEMENTS OF CASH FLOWS
                   For the Nine Months Ended September 30, 2003 and 2002
                                         (Unaudited)

                                                             2003          2002
                                                              (In Thousands)

               OPERATING ACTIVITIES
Net income                                                    $73,951    $157,763
Noncash items included in net income:
  Reserve for regulatory adjustments                           (9,806)      7,566
  Other regulatory credits - net                               (1,004)    (10,796)
  Depreciation, amortization, and decommissioning             158,642     156,578
  Deferred income taxes and investment tax credits            (18,240)    (38,938)
  Allowance for equity funds used during                      (10,258)     (7,971)
    construction
  Cumulative effect of accounting change                       21,333           -
Changes in working capital:
  Receivables                                                (141,817)    (37,577)
  Fuel inventory                                               (5,058)      1,687
  Accounts payable                                            (88,109)    (12,319)
  Taxes accrued                                                32,879     131,065
  Interest accrued                                              5,020       1,675
  Deferred fuel costs                                          30,253      43,035
  Other working capital accounts                               12,353       3,967
Provision for estimated losses and reserves                   108,196        (822)
Changes in other regulatory assets                             27,253      10,029
Other                                                          24,224      20,796
                                                             --------    --------
Net cash flow provided by operating activities                219,812     425,738
                                                             --------    --------

               INVESTING ACTIVITIES
Construction expenditures                                    (234,689)   (228,050)
Allowance for equity funds used during construction            10,258       7,971
Nuclear fuel purchases                                        (39,959)    (21,820)
Proceeds from sale/leaseback of nuclear fuel                   38,029      21,923
Decommissioning trust contributions and realized
    change in trust assets                                     (9,862)     (9,213)
Changes in other temporary investments - net                   (8,403)     44,643
Other regulatory investments                                  (86,854)    (45,262)
                                                             --------    --------
Net cash flow used in investing activities                   (331,480)   (229,808)
                                                             --------    --------

               FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                1,032,778           -
Retirement of long-term debt                               (1,048,129)   (148,000)
Redemption of preferred stock                                  (3,450)     (1,858)
Dividends paid:
  Common stock                                                (56,700)    (75,200)
  Preferred stock                                              (3,551)     (3,678)
                                                             --------    --------
Net cash flow used in financing activities                    (79,052)   (228,736)
                                                             --------    --------

Net decrease in cash and cash equivalents                    (190,720)    (32,806)

Cash and cash equivalents at beginning of period              318,404     123,728
                                                             --------    --------

Cash and cash equivalents at end of period                   $127,684     $90,922
                                                             ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                       $108,423    $102,066
  Income taxes                                                ($5,180)    $18,900
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                $6,054    ($17,780)

See Notes to Respective Financial Statements.

                             ENTERGY GULF STATES, INC.
                                  BALANCE SHEETS
                                       ASSETS
                     September 30, 2003 and December 31, 2002
                                    (Unaudited)

                                                          2003         2002
                                                           (In Thousands)

                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                     $35,116     $25,591
  Temporary cash investments - at cost,
    which approximates market                               92,568     292,813
                                                          --------    --------
        Total cash and cash equivalents                    127,684     318,404
                                                          --------    --------
Other temporary investments                                  8,403           -
Accounts receivable:
  Customer                                                 137,898      81,879
  Allowance for doubtful accounts                           (4,878)     (5,893)
  Associated companies                                      81,853      21,356
  Other                                                     28,019      40,156
  Accrued unbilled revenues                                131,800      95,377
                                                          --------    --------
    Total accounts receivable                              374,692     232,875
                                                          --------    --------
Deferred fuel costs                                        157,165     100,564
Accumulated deferred income taxes                                -       1,681
Fuel inventory - at average cost                            54,452      49,394
Materials and supplies - at average cost                   101,330      99,190
Prepayments and other                                       31,595      47,206
                                                          --------    --------
TOTAL                                                      855,321     849,314
                                                          --------    --------

          OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                256,651     240,735
Non-utility property - at cost (less accumulated           137,045     192,975
  depreciation)
Other                                                       19,472      18,108
                                                          --------    --------
TOTAL                                                      413,168     451,818
                                                          --------    --------

                   UTILITY PLANT
Electric                                                 8,140,872   7,895,009
Property under capital lease                                12,429      19,795
Natural gas                                                 64,430      60,810
Construction work in progress                              321,764     306,209
Nuclear fuel under capital lease                            64,664      41,447
                                                          --------    --------
TOTAL UTILITY PLANT                                      8,604,159   8,323,270
Less - accumulated depreciation and amortization         3,933,437   3,885,559
                                                          --------    --------
UTILITY PLANT - NET                                      4,670,722   4,437,711
                                                          --------    --------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                          449,052     452,887
  Unamortized loss on reacquired debt                       48,094      31,186
  Other regulatory assets                                  273,391     226,555
Long-term receivables                                       20,373      23,192
Other                                                       45,649      35,194
                                                          --------    --------
TOTAL                                                      836,559     769,014
                                                          --------    --------

TOTAL ASSETS                                            $6,775,770  $6,507,857
                                                        ==========  ==========
See Notes to Respective Financial Statements.

                               ENTERGY GULF STATES, INC.
                                    BALANCE SHEETS
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                       September 30, 2003 and December 31, 2002
                                     (Unaudited)

                                                          2003         2002
                                                           (In Thousands)

                CURRENT LIABILITIES
Currently maturing long-term debt                         $292,000    $293,000
Accounts payable:
  Associated companies                                      74,678      51,383
  Other                                                     94,392     205,796
Customer deposits                                           51,283      48,061
Taxes accrued                                               68,793      35,914
Accumulated deferred income taxes                           16,715           -
Nuclear refueling outage costs                               4,987      14,244
Interest accrued                                            43,890      38,870
Obligations under capital leases                            36,920      36,157
Other                                                       20,358      15,441
                                                        ----------  ----------
TOTAL                                                      704,016     738,866
                                                        ----------  ----------

              NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued      1,319,925   1,310,028
Accumulated deferred investment tax credits                145,754     156,401
Obligations under capital leases                            40,174      25,085
Other regulatory liabilities                                 9,253       5,557
Decommissioning                                            293,650     148,728
Transition to competition                                   79,098      79,098
Regulatory reserves                                         34,932      44,738
Accumulated provisions                                      66,974      65,289
Long-term debt                                           1,964,144   1,959,288
Preferred stock with sinking fund                           20,877           -
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures          85,000           -
Other                                                      226,581      93,396
                                                        ----------  ----------
TOTAL                                                    4,286,362   3,887,608
                                                        ----------  ----------

Preferred stock with sinking fund                                -      24,327
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures               -      85,000

               SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                        47,327      47,327
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2003        114,055     114,055
  and 2002
Paid-in capital                                          1,157,459   1,157,459
Retained earnings                                          463,629     449,929
Accumulated other comprehensive income                       2,922       3,286
                                                        ----------  ----------
TOTAL                                                    1,785,392   1,772,056
                                                        ----------  ----------

Commitments and Contingencies

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $6,775,770  $6,507,857
                                                        ==========  ==========
See Notes to Respective Financial Statements.

                          ENTERGY GULF STATES, INC.
           STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
        For the Three and Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)

                                                              Three Months Ended
                                                        2003                  2002
                                                              (In Thousands)
             RETAINED EARNINGS
Retained Earnings - Beginning of period         $422,116              $431,295
    Add  - Earnings applicable to common          81,113   $81,113      63,271     $63,271
     stock
    Deduct:
        Dividends declared on common stock        39,600                43,800
        Capital stock and other expenses               -                   (58)
                                                --------              --------
              Total                               39,600                43,742
                                                --------              --------
Retained Earnings - End of period               $463,629              $450,824
                                                ========              ========
      ACCUMULATED OTHER COMPREHENSIVE
          INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair          $2,753                $2,078
   value changes

Net derivative instrument fair value changes
  arising during the period                          169       169       1,954       1,954
                                                 -------   -------    --------     -------

Balance at end of period:
  Accumulated derivative instrument fair          $2,922                $4,032
    value changes                                 =======   -------    ========     -------
Comprehensive Income                                       $81,282                 $65,225
                                                           =======                 =======

                                                             Nine Months Ended
                                                         2003                  2002
                                                              (In Thousands)
             RETAINED EARNINGS
Retained Earnings - Beginning of period         $449,929              $371,939
    Add  - Earnings applicable to common          70,400   $70,400     154,085    $154,085
     stock
    Deduct:
        Dividends declared on common stock        56,700                75,200
                                                --------              --------
              Total                               56,700                75,200
                                                --------              --------
Retained Earnings - End of period               $463,629              $450,824
                                                ========              ========

      ACCUMULATED OTHER COMPREHENSIVE
          INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair          $3,286                   $ -
    value changes

Net derivative instrument fair value changes
  arising during the period                        (364)     (364)       4,032       4,032
                                                 -------   -------    --------     -------

Balance at end of period:
  Accumulated derivative instrument fair          $2,922                $4,032
    value changes                                =======   -------    ========     -------
Comprehensive Income                                       $70,036                $158,117
                                                           =======                 =======

See Notes to Respective Financial Statements.

      ENTERGY GULF STATES, INC.
     SELECTED OPERATING RESULTS
 For the Three and Nine Months Ended September 30, 2003 and 2002
             (Unaudited)

                                Three Months Ended    Increase/
         Description             2003      2002      (Decrease)       %
                                   (In Millions)
Electric Operating Revenues:
  Residential                   $ 284.4    $ 234.4      $ 50.0         21
  Commercial                      182.6      146.5        36.1         25
  Industrial                      228.2      193.6        34.6         18
  Governmental                      9.9        9.1         0.8          9
                                ------------------------------
    Total retail                  705.1      583.6       121.5         21
  Sales for resale
     Associated companies          18.8       11.1         7.7         69
     Non-associated companies      35.0       48.0       (13.0)       (27)
  Other                            10.4        0.2        10.2      5,100
                                ------------------------------
    Total                       $ 769.3    $ 642.9      $126.4         20
                                ==============================
Billed Electric Energy
 Sales (GWh):
  Residential                     3,173      3,095          78          3
  Commercial                      2,333      2,260          73          3
  Industrial                      3,889      4,157        (268)        (6)
  Governmental                      115        127         (12)        (9)
                                ------------------------------
    Total retail                  9,510      9,639        (129)        (1)
  Sales for resale
     Associated companies           682        357         325         91
     Non-associated companies       564      1,214        (650)       (54)
                                ------------------------------
    Total                        10,756     11,210        (454)        (4)
                                ==============================

                                 Nine Months Ended     Increase/
         Description             2003        2002      (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                    $ 645.8     $ 543.3      $ 102.5       19
  Commercial                       461.5       378.6         82.9       22
  Industrial                       640.0       519.7        120.3       23
  Governmental                      29.7        25.1          4.6       18
                                ---------------------------------
    Total retail                 1,777.0     1,466.7        310.3       21
  Sales for resale
     Associated companies           33.5        16.6         16.9      102
     Non-associated companies      122.3       111.5         10.8       10
  Other                             82.5        54.9         27.6       50
                                ---------------------------------
    Total                       $2,015.3   $ 1,649.7      $ 365.6       22
                                =================================
Billed Electric Energy
 Sales (GWh):
  Residential                      7,599       7,387          212        3
  Commercial                       6,147       5,978          169        3
  Industrial                      11,488      11,877         (389)      (3)
  Governmental                       363         355            8        2
                                ---------------------------------
    Total retail                  25,597      25,597            -        -
  Sales for resale
     Associated companies            943         486          457       94
     Non-associated companies      2,639       3,426         (787)     (23)
                                ---------------------------------
    Total                         29,179      29,509         (330)      (1)
                                =================================

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Income

Third Quarter 2003 Compared to Third Quarter 2002

Operating income decreased slightly primarily due to an increase in other operation and maintenance expenses offset by an increase in net revenue. Net revenue increased primarily due to an increase in the volume of unbilled sales, offset by decreased electricity usage of 527 GWh in the industrial sector, including the loss of a large industrial customer to co-generation.

Other operation and maintenance expenses increased primarily due to increased benefit costs.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating income decreased $30.3 million primarily due to:

    a decrease of $14.2 million due to the loss of a large industrial customer to cogeneration. The $14.2 million of lost net revenue represents approximately 2% of Entergy Louisiana's net revenue. Entergy Louisiana does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Louisiana's marketing efforts in retaining industrial customers;
    an increase in other operation and maintenance expenses of $12.9 million primarily due to increased benefit costs;
    a decrease of $8.3 million due to the September 2002 settlement related to the Vidalia contract. See Entergy Louisiana's "Management's Financial Discussion and Analysis" in the Form 10-K for more details regarding the settlement;
    an increase in taxes other than income taxes of $8.1 million primarily due to the franchise tax adjustments recorded in 2002 as a result of a favorable court decision that allowed Entergy Louisiana to receive a refund for certain franchise taxes previously expensed and paid under protest; and
    an increase in depreciation and amortization expenses of $6.0 million primarily due to an increase in plant in service.

The decrease in operating income was partially offset by an increase in net revenue of $17.1 million due to an increase in the price applied to unbilled sales.

Other Impacts on Earnings

Third Quarter 2003 Compared to Third Quarter 2002

Lower interest charges increased pre-tax earnings by $10.7 million primarily due to the redemption of $150 million of First Mortgage Bonds in June 2003 and the redemption of $15.3 million of First Mortgage Bonds in November 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Lower interest charges increased pre-tax earnings by $16.9 million primarily due to decreased interest on long-term debt due to the redemption of $150 million of First Mortgage Bonds in June 2003 and the redemption of $187 million of First Mortgage Bonds from April through December of 2002, partially offset by the issuance of $150 million of First Mortgage Bonds in March 2002.

Income Taxes

The effective income tax rates for the third quarters of 2003 and 2002 were 39.4% and 40.5%, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 39.1% and 39.0%, respectively. The differences in the effective income tax rates for the third quarters of 2003 and 2002 and the nine months ended September 30, 2003 and 2002 versus the federal statutory rate of 35.0% are primarily due to state income taxes and depreciation book and tax differences.

Other Income Statement Variances

Third Quarter 2003 Compared to Third Quarter 2002

Operating revenues increased $118.4 million primarily due to:

    an increase of $73.7 million in fuel cost recovery revenues due to higher fuel rates;
    an increase of $45.2 million in wholesale revenue primarily due to increased sales to affiliated systems; and
    an increase of $9.1 million due to an increase in the volume of unbilled sales, including the effect of weather.

The increase was offset by decreased electricity usage in the service territory as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel costs and an increase in the market prices of natural gas and purchased power.

Decommissioning expense increased $2.5 million primarily due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations," adopted in January 2003. See "Critical Accounting Estimates" for more details on SFAS 143. The increase in decommissioning expense is offset by regulatory credits and interest and dividend income and has no effect on net income.

Other regulatory credits increased $10.0 million primarily due to:

    a decrease of $4.2 million due to deferred capacity charges recorded in the third quarter as allowed by the LPSC related to resource planning;
    the amortization of $2.6 million of deferred capacity charges for the summer of 2001, which began in August 2002; and
    a decrease of $2.6 million due to the change in accounting for asset retirement obligations in compliance with SFAS 143, adopted in January 2003. This decrease has no effect on net income.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating revenues increased $297.0 million primarily due to:

    an increase of $226.8 million in fuel cost recovery revenues due to higher fuel rates; and
    an increase of $95.5 million in wholesale revenue primarily due to increased sales to affiliated systems.

The increase was partially offset by a decrease in the volume of unbilled sales and decreased electricity usage in the service territory as discussed above.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power.

Decommissioning expense increased $7.6 million primarily due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations," adopted in January 2003. See "Critical Accounting Estimates" for more details on SFAS 143. The increase in decommissioning expense is offset by other regulatory credits and interest and dividend income and has no effect on net income.

Other regulatory charges decreased by $10.1 million primarily due to:

    a decrease of $6.2 million due to the change in accounting for asset retirement obligations in compliance with SFAS 143, adopted in January 2003. This decrease has no effect on net income; and
    a decrease of $4.3 million due to deferred capacity charges recorded in the third quarter as allowed by the LPSC related to resource planning.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$ 311,800	$42,408

Cash flow provided by (used in):
Operating activities	260,919	395,046
Investing activities	(173,411)	(144,693)
Financing activities	(331,051)	(260,014)
Net decrease in cash and cash equivalents	(243,543)	(9,661)

Cash and cash equivalents at end of period	$68,257	$32,747

Operating Activities

Cash flow from operations decreased $134.1 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to money pool activity which provided $143.5 million of Entergy Louisiana's operating cash flows in the first nine months of 2002 compared to using $15.4 million in 2003. Entergy Louisiana's receivables from or (payables) to the money pool were as follows:

September 30, 2003	December 31, 2002	September 30, 2002	December 31, 2001
(In Thousands)

$34,260	$18,854	($139,666)	$3,812

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Recent tax legislation and elections

As discussed in the Form 10-K, Entergy Louisiana made a change in its method of accounting for tax purposes related to the contract to purchase power from the Vidalia project. This change provided cash flow benefits in 2001 and 2002. In addition, due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy Louisiana could obtain cash flow benefits of $170 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy Louisiana's depreciable assets.

Investing Activities

The increase of $28.7 million in net cash used in investing activities for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to increased spending on customer service and transmission projects.

Financing Activities

The increase of $71.0 million in net cash used in financing activities for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to:

    the retirement, at maturity, of $150 million of 8.5% Series First Mortgage Bonds during the first nine months of 2003 using cash on hand compared to the net retirement of $119 million of First Mortgage Bonds during the same period in 2002;
    principal payments of $35.4 million in 2003 for the Waterford 3 Lease Obligation compared to principal payments of $15.9 million in 2002;
    an increase of $11.3 million in common stock dividends paid; and
    $15 million provided in 2002 by a draw made on Entergy Louisiana's 364-day credit facility in 2002.

On October 1, 2003, Entergy Louisiana purchased its $110.95 million 5.35% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time. Entergy Louisiana used a combination of cash on hand and short-term borrowing to buy-in the bonds.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In May 2003, Entergy Louisiana renewed its 364-day credit facility through May 31, 2004. The amount available under the credit facility is $15 million, of which none was drawn at September 30, 2003.

Following are the amounts of Entergy Louisiana's planned construction and other capital investments for 2003 through 2005, which reflect changes in management's estimate from the planned investments presented in the Form 10-K due mainly to the effect of actual spending in 2003 (the figures for 2003 include the effect of actual spending thus far in 2003):

	2003	2004	2005
	(In Millions)

Planned construction and capital investment	$234	$186	$197

See the Form 10-K for further discussion of Entergy Louisiana's capital spending plans for 2003 through 2005.

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

Rate Proceedings

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the July 2002 settlement between Entergy Louisiana and the LPSC Staff. In accordance with the settlement, Entergy Louisiana filed a revenue requirement analysis in June 2003. The analysis reflected a revenue deficiency, but Entergy Louisiana has not requested a change in rates. Entergy Louisiana is expected to make a rate filing with the LPSC by mid-2004.

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

                             ENTERGY LOUISIANA, INC.
                                INCOME STATEMENTS
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                         2003       2002        2003       2002
                                          (In Thousands)         (In Thousands)

         OPERATING REVENUES
Domestic electric                      $646,503   $528,052  $1,678,444 $1,381,404
                                       --------   --------  ---------- ----------
         OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale           198,955    125,878     417,953    274,568
   Purchased power                      184,250    138,548     500,152    340,210
   Nuclear refueling outage expenses      2,745      2,745       8,235      8,757
   Other operation and maintenance       85,626     77,651     250,198    237,309
Decommissioning                           5,142      2,606      15,427      7,817
Taxes other than income taxes            18,240     20,650      52,754     44,629
Depreciation and amortization            48,439     46,268     143,411    137,410
Other regulatory charges (credits) -     (5,126)     4,869       1,416     11,499
  net
                                       --------   --------  ---------- ----------
TOTAL                                   538,271    419,215   1,389,546  1,062,199
                                       --------   --------  ---------- ----------

OPERATING INCOME                        108,232    108,837     288,898    319,205
                                       --------   --------  ---------- ----------

            OTHER INCOME
Allowance for equity funds used           1,962      1,327       5,095      3,760
  during construction
Interest and dividend income              1,333        308       6,865      7,126
Miscellaneous - net                        (871)      (491)     (2,746)    (2,111)
                                       --------   --------  ---------- ----------
TOTAL                                     2,424      1,144       9,214      8,775
                                       --------   --------  ---------- ----------

     INTEREST AND OTHER CHARGES
Interest on long-term debt               14,461     24,948      52,961     70,203
Other interest - net                        831        338       2,497      1,017
Distributions on preferred                1,575      1,575       4,725      4,725
  securities of subsidiary
Allowance for borrowed funds used        (1,629)      (967)     (3,970)    (2,834)
  during construction
                                       --------   --------  ---------- ----------
TOTAL                                    15,238     25,894      56,213     73,111
                                       --------   --------  ---------- ----------

INCOME BEFORE INCOME TAXES               95,418     84,087     241,899    254,869

Income taxes                             37,555     34,024      94,516     99,466
                                       --------   --------  ---------- ----------

NET INCOME                               57,863     50,063     147,383    155,403

Preferred dividend requirements and       1,678      1,678       5,035      5,035
  other
                                       --------   --------  ---------- ----------

EARNINGS APPLICABLE TO
COMMON STOCK                            $56,185    $48,385    $142,348   $150,368
                                       ========   ========  ========== ==========
See Notes to Respective Financial Statements.

                               ENTERGY LOUISIANA, INC.
                              STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 2003 and 2002
                                     (Unaudited)

                                                                   2003        2002
                                                                    (In Thousands)

                    OPERATING ACTIVITIES
Net income                                                       $147,383    $155,403
Noncash items included in net income:
  Other regulatory charges - net                                    1,416      11,499
  Depreciation, amortization, and decommissioning                 158,838     145,227
  Deferred income taxes and investment tax credits                786,652      36,097
  Allowance for equity funds used during construction              (5,095)     (3,760)
Changes in working capital:
  Receivables                                                     (84,832)    (74,583)
  Accounts payable                                                (23,120)    148,727
  Taxes accrued                                                  (658,113)    100,529
  Interest accrued                                                (10,646)     (6,175)
  Deferred fuel costs                                             (61,672)    (88,819)
  Other working capital accounts                                   19,514     (20,319)
Provision for estimated losses and reserves                         7,628       1,203
Changes in other regulatory assets                                 16,174      12,078
Other                                                             (33,208)    (22,061)
                                                                 --------    --------
Net cash flow provided by operating activities                    260,919     395,046
                                                                 --------    --------

                    INVESTING ACTIVITIES
Construction expenditures                                        (162,944)   (142,060)
Allowance for equity funds used during construction                 5,095       3,760
Nuclear fuel purchases                                            (32,241)    (50,473)
Proceeds from sale/leaseback of nuclear fuel                       32,241      50,473
Decommissioning trust contributions and realized
    change in trust assets                                        (11,118)    (12,545)
Changes in other temporary investments - net                       (4,444)      6,152
                                                                 --------    --------
Net cash flow used in investing activities                       (173,411)   (144,693)
                                                                 --------    --------

                    FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                            -     144,679
Retirement of long-term debt                                     (185,416)   (285,358)
Changes in short-term borrowings                                        -      15,000
Dividends paid:
  Common stock                                                   (140,600)   (129,300)
  Preferred stock                                                  (5,035)     (5,035)
                                                                 --------    --------
Net cash flow used in financing activities                       (331,051)   (260,014)
                                                                 --------    --------

Net decrease in cash and cash equivalents                        (243,543)     (9,661)

Cash and cash equivalents at beginning of period                  311,800      42,408
                                                                 --------    --------

Cash and cash equivalents at end of period                        $68,257     $32,747
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                            $47,234     $78,238
  Income taxes                                                          -     ($9,983)
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                    $5,011     ($9,270)

See Notes to Respective Financial Statements.

                            ENTERGY LOUISIANA, INC.
                                BALANCE SHEETS
                                    ASSETS
                   September 30, 2003 and December 31, 2002
                                  (Unaudited)

                                                           2003         2002
                                                             (In Thousands)

                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                     $21,664      $15,130
  Temporary cash investments - at cost,
    which approximates market                               46,593      296,670
                                                        ----------   ----------
        Total cash and cash equivalents                     68,257      311,800
                                                        ----------   ----------
Other temporary investments                                  4,444            -
Accounts receivable:
  Customer                                                 127,052       95,009
  Allowance for doubtful accounts                           (3,208)      (4,090)
  Associated companies                                      46,123       30,722
  Other                                                     19,647       17,949
  Accrued unbilled revenues                                139,278      104,470
                                                        ----------   ----------
    Total accounts receivable                              328,892      244,060
                                                        ----------   ----------
Deferred fuel costs                                         36,070            -
Accumulated deferred income taxes                                -        4,400
Materials and supplies - at average cost                    77,712       78,327
Deferred nuclear refueling outage costs                      2,679       10,017
Prepayments and other                                       19,672      117,720
                                                        ----------   ----------
TOTAL                                                      537,726      766,324
                                                        ----------   ----------

          OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                        14,230       14,230
Decommissioning trust funds                                141,183      125,054
Non-utility property - at cost (less accumulated            21,351       21,489
  depreciation)
                                                        ----------   ----------
TOTAL                                                      176,764      160,773
                                                        ----------   ----------

                  UTILITY PLANT
Electric                                                 5,749,998    5,557,776
Property under capital lease                               249,328      241,071
Construction work in progress                              186,027      147,122
Nuclear fuel under capital lease                            68,564       50,893
                                                        ----------   ----------
TOTAL UTILITY PLANT                                      6,253,917    5,996,862
Less - accumulated depreciation and amortization         2,686,291    2,651,336
                                                        ----------   ----------
UTILITY PLANT - NET                                      3,567,626    3,345,526
                                                        ----------   ----------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                          156,100      157,642
  Unamortized loss on reacquired debt                       24,427       25,846
  Other regulatory assets                                  234,749      119,359
Long-term receivables                                        1,511        1,511
Other                                                       32,109       26,007
                                                        ----------   ----------
TOTAL                                                      448,896      330,365
                                                        ----------   ----------

TOTAL ASSETS                                            $4,731,012   $4,602,988
                                                        ==========   ==========

See Notes to Respective Financial Statements.

                             ENTERGY LOUISIANA, INC.
                                 BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                  September 30, 2003 and December 31, 2002
                                   (Unaudited)

                                                           2003         2002
                                                             (In Thousands)

               CURRENT LIABILITIES
Currently maturing long-term debt                         $125,759     $296,366
Accounts payable:
  Associated companies                                      58,259       54,622
  Other                                                     92,659      119,416
Customer deposits                                           65,264       63,255
Taxes accrued                                              108,165            -
Accumulated deferred income taxes                           15,298            -
Interest accrued                                            19,907       30,553
Deferred fuel costs                                              -       25,602
Obligations under capital leases                            33,927       33,927
Other                                                       10,487        8,941
                                                        ----------   ----------
TOTAL                                                      529,725      632,682
                                                        ----------   ----------

             NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes              1,609,089    1,695,570
  accrued
Accumulated deferred investment tax credits                102,578      106,539
Obligations under capital leases                            34,637       16,966
Other regulatory liabilities                                 4,740        6,601
Decommissioning                                            320,155            -
Accumulated provisions                                      81,968       74,340
Long-term debt                                             815,498      830,188
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures          70,000            -
Other                                                       86,276       95,504
                                                        ----------   ----------
TOTAL                                                    3,124,941    2,825,708
                                                        ----------   ----------

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures               -       70,000

               SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                       100,500      100,500
Common stock, no par value, authorized 250,000,000
  shares; issued 165,173,180 shares in 2003 and          1,088,900    1,088,900
  2002
Capital stock expense and other                             (1,718)      (1,718)
Retained earnings                                            8,664        6,916
Less - treasury stock, at cost (18,202,573 shares in       120,000      120,000
  2003 and 2002)
                                                        ----------   ----------
TOTAL                                                    1,076,346    1,074,598
                                                        ----------   ----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $4,731,012   $4,602,988
                                                        ==========   ==========
See Notes to Respective Financial Statements.

                        ENTERGY LOUISIANA, INC.
                       SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 2003 and 2002
                                (Unaudited)

                               Three Months Ended     Increase/
         Description             2003       2002     (Decrease)      %
                                  (In Millions)
Electric Operating Revenues:
  Residential                    $250.9     $220.9         $30.0      14
  Commercial                      138.4      119.7          18.7      16
  Industrial                      198.5      179.7          18.8      10
  Governmental                     11.6        9.6           2.0      21
                                 -------------------------------
    Total retail                  599.4      529.9          69.5      13
  Sales for resale
     Associated companies          38.2       (7.2)         45.4     627
     Non-associated companies       3.5        3.8          (0.3)     (8)
  Other                             5.4        1.6           3.8     238
                                 -------------------------------
    Total                        $646.5     $528.1        $118.4      22
                                 ===============================

Billed Electric Energy
 Sales (GWh):
  Residential                     2,811      2,868           (57)     (2)
  Commercial                      1,611      1,622           (11)     (1)
  Industrial                      3,326      3,853          (527)    (14)
  Governmental                      135        130             5       4
                                 -------------------------------
    Total retail                  7,883      8,473          (590)     (7)
  Sales for resale
     Associated companies           533       (125)          658     526
     Non-associated companies        44         16            28     175
                                 -------------------------------
    Total                         8,460      8,364            96       1
                                 ===============================

                                Nine Months Ended     Increase/
         Description             2003       2002     (Decrease)      %
                                  (In Millions)
Electric Operating Revenues:
  Residential                    $575.3     $490.9         $84.4      17
  Commercial                      355.8      301.1          54.7      18
  Industrial                      541.1      469.4          71.7      15
  Governmental                     32.2       26.4           5.8      22
                                 -------------------------------
    Total retail                1,504.4    1,287.8         216.6      17
  Sales for resale
     Associated companies          97.9        1.9          96.0   5,053
     Non-associated companies      10.0       10.5          (0.5)     (5)
  Other                            66.1       81.2         (15.1)    (19)
                                 -------------------------------
    Total                      $1,678.4   $1,381.4        $297.0      22
                               =================================

Billed Electric Energy
 Sales (GWh):
  Residential                     6,847      6,810            37       1
  Commercial                      4,230      4,195            35       1
  Industrial                      9,668     11,223        (1,555)    (14)
  Governmental                      390        380            10       3
                                 -------------------------------
    Total retail                 21,135     22,608        (1,473)     (7)
  Sales for resale
     Associated companies         1,321         29         1,292   4,455
     Non-associated companies       113        108             5       5
                                 -------------------------------
    Total                        22,569     22,745          (176)     (1)
                                 ===============================

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Income

Third Quarter 2003 Compared to Third Quarter 2002

Operating income increased $2.7 million primarily due to an increase of $15 million in operating revenue due to a base rate increase effective January 2003. The rate increase is discussed in Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K.

The increase in operating income was partially offset by the following:

    an increase of $5.2 million in other operation and maintenance expenses due to increased vegetation maintenance, pole inspection costs, and increased benefit costs;
    a decrease of $4 million in net wholesale revenue due to a decrease in volume; and
    an increase of $2.5 million in depreciation and amortization expenses due to an increase in plant in service.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating income increased $31.3 million primarily due to:

    an increase of $34.6 million due to a base rate increase effective January 2003; and
    an increase of $4.5 million due to increased electricity usage of 129 GWh for all customer sectors.

The increase in operating income was partially offset by the following:

    an increase of $4.9 million in depreciation and amortization expenses due to an increase in plant in service; and
    a decrease of $4.1 million in wholesale revenue due to decreased net generation and purchases that resulted in less energy available for resale sales.

Other Impacts on Earnings

Interest and dividend income decreased $2.4 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to carrying charges on deferred fuel costs in 2002.

Income Taxes

The effective income tax rates for the third quarters of 2003 and 2002 were 39.5% and 37.9%, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 37.3% and 36.9%, respectively. The differences in the effective tax rates for the third quarters of 2003 and 2002 and the nine months ended September 30, 2003 and 2002 versus the federal statutory rate of 35.0% are primarily due to state income taxes and depreciation book and tax differences.

Other Income Statement Variances

Third Quarter 2003 Compared to Third Quarter 2002

Fuel and purchased power expenses decreased primarily due to the under-recovery of fuel and purchased power costs and a decrease in the market price of purchased power. Refer to "Liquidity and Capital Resources" below for further discussion of future recovery of Entergy Mississippi's deferred fuel costs.

Other regulatory charges increased $11.3 million primarily due to the cessation of the GGART, which was suspended in July 2003. Refer to Note 2 to the domestic utility companies and System Energy's financial statements for further discussion of the GGART.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating revenues increased primarily due to the base rate increase and increased electricity usage discussed above totaling $39.1 million, as well as the following:

    an increase of $15.9 million in Grand Gulf rate rider revenue due to a higher rate which became effective in October 2002; and
    an increase of $14.7 million in fuel cost recovery revenues due to quarterly changes in the fuel factor resulting from increases in the market prices of natural gas and purchased power.

The increase in operating revenues was partially offset by a decrease of $42.2 million in wholesale revenue as a result of a decrease in net generation and power purchases resulting in less energy available for resale sales.

Fuel and purchased power expenses decreased primarily due to the under-recovery fuel costs and decreased demand, partially offset by increases in the market prices of natural gas and purchased power.

Corresponding to the increase in the Grand Gulf rate rider revenue, other regulatory charges increased $29.8 million primarily due to an over-recovery of deferred capacity costs related to that rider. This increase was partially offset by the impact of the cessation of the GGART as mentioned above.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$147,721	$54,048

Cash flow provided by (used in):
Operating activities	131,932	137,296
Investing activities	(198,306)	(89,097)
Financing activities	(66,701)	(86,827)
Net decrease in cash and cash equivalents	(133,075)	(38,628)

Cash and cash equivalents at end of period	$14,646	$15,420

Operating Activities

Cash flow from operations decreased $5.4 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to decreased recovery of deferred fuel and purchased power costs and money pool activity, partially offset by increased net income.

Entergy Mississippi's receivables from or (payables) to the money pool were as follows:

September 30, 2003	December 31, 2002	September 30, 2002	December 31, 2001
(In Thousands)

($19,277)	$8,702	($27,306)	$11,505

Money pool activity provided $28.0 million of Entergy Mississippi's operating cash flow for the nine months ended September 30, 2003 and provided $38.8 million of operating cash flow for the nine months ended September 30, 2002. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Recent tax legislation and elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy Mississippi could obtain cash flow benefits of $245 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy Mississippi's depreciable assets.

Investing Activities

Net cash used in investing activities increased $109.2 million primarily due to cash used for other regulatory investments of $72.6 million as a result of under-recovered fuel and purchased power costs.

In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Under the MPSC's order, Entergy Mississippi has deferred until 2004 the collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003. The deferred amount of $77.6 million plus carrying charges will be collected over a six-month period beginning January 2004.

The increase was also due to other temporary cash investments of $18.6 million that provided cash in 2002 upon maturity.

Financing Activities

Net cash flow used in financing activities decreased $20.1 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to decreased net retirements of $27.4 million of long-term debt during the first nine months of 2003 compared to the same period of 2002, partially offset by an increase of $7.3 million in common stock dividends paid.

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
			$295,000

Proceeds from the $100 million issuance in March 2003 were used for general corporate purposes, including the retirement of short-term indebtedness and working capital needs. Higher fuel costs in the first quarter of 2003 contributed to the working capital needs. A portion of the proceeds from the other issuances, together with proceeds from the issuance of First Mortgage Bonds in October and November 2002 were used to redeem the following:

Retirement Date	Description	Maturity	Amount
			(In Thousands)

February 2003	7.75% Series	February 2003	$120,000
February 2003	6.25% Series	February 2003	70,000
March 2003	6.625% Series	November 2003	65,000
March 2003	8.25% Series	July 2004	25,000
June 2003	Libor + 0.65% Series	May 2004	50,000
			$330,000

Entergy Mississippi also has $75 million of currently maturing long-term debt due May 2004, a portion of which Entergy Mississippi expects to repay at maturity using a portion of the proceeds from the May 2003 issuance.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following is an update to the information provided in the Form 10-K.

Entergy Mississippi renewed its 364-day credit facility in the amount of $25 million of which none was drawn at September 30, 2003. The credit facility has an expiration of May 31, 2004.

Following are the amounts of Entergy Mississippi's planned construction and other capital investments for 2003 through 2005, which reflect changes in management's estimate from the planned investments presented in the Form 10-K due mainly to the effect of actual spending in 2003 (the figures for 2003 include the effect of actual spending thus far in 2003):

	2003	2004	2005
	(In Millions)

Planned construction and capital investment	$155	$137	$139

See the Form 10-K for further discussion of Entergy Mississippi's capital spending plans for 2003 through 2005.

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

                        ENTERGY MISSISSIPPI, INC.
                            INCOME STATEMENTS
     For the Three and Nine Months Ended September 30, 2003 and 2002
                               (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                        2003      2002        2003      2002
                                        (In Thousands)        (In Thousands)

         OPERATING REVENUES
Domestic electric                     $309,739   $316,745  $799,007   $770,178
                                      --------   --------  --------   --------
         OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale           36,565    127,647    98,954    271,345
   Purchased power                     135,781     72,699   357,654    222,181
   Other operation and maintenance      42,108     36,900   119,669    118,564
Taxes other than income taxes           12,704     13,430    35,686     36,937
Depreciation and amortization           16,619     14,101    46,230     41,352
Other regulatory charges (credits) -    12,789      1,517    12,920    (16,832)
  net
                                      --------   --------  --------   --------
TOTAL                                  256,566    266,294   671,113    673,547
                                      --------   --------  --------   --------

OPERATING INCOME                        53,173     50,451   127,894     96,631
                                      --------   --------  --------   --------

            OTHER INCOME
Allowance for equity funds used            978        899     2,785      3,044
  during construction
Interest and dividend income                70        777       641      3,004
Miscellaneous - net                       (610)      (363)   (1,962)    (1,466)
                                      --------   --------  --------   --------
TOTAL                                      438      1,313     1,464      4,582
                                      --------   --------  --------   --------

     INTEREST AND OTHER CHARGES
Interest on long-term debt              10,984      9,545    32,940     30,757
Other interest - net                       791        859     2,425      2,215
Allowance for borrowed funds used         (832)      (828)   (2,435)    (2,748)
  during construction
                                      --------   --------  --------   --------
TOTAL                                   10,943      9,576    32,930     30,224
                                      --------   --------  --------   --------

INCOME BEFORE INCOME TAXES              42,668     42,188    96,428     70,989

Income taxes                            16,864     15,975    35,958     26,195
                                      --------   --------  --------   --------

NET INCOME                              25,804     26,213    60,470     44,794

Preferred dividend requirements and        842        842     2,527      2,527
  other
                                      --------   --------  --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                           $24,962    $25,371   $57,943    $42,267
                                      ========   ========  ========   ========
See Notes to Respective Financial Statements.

                           ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)

                                                           2003        2002
                                                            (In Thousands)

              OPERATING ACTIVITIES
Net income                                                 $60,469      $44,794
Noncash items included in net income:
  Other regulatory charges (credits) - net                  12,920      (16,832)
  Depreciation and amortization                             46,230       41,352
  Deferred income taxes and investment tax                  31,035      (25,149)
    credits
  Allowance for equity funds used during                    (2,785)      (3,044)
    construction
Changes in working capital:
  Receivables                                              (31,242)     (31,595)
  Fuel inventory                                                79         (261)
  Accounts payable                                          (3,003)      13,488
  Taxes accrued                                             (9,340)      43,330
  Interest accrued                                          (3,933)      (1,351)
  Deferred fuel costs                                        9,856       63,091
  Other working capital accounts                            17,992       (8,446)
Provision for estimated losses and reserves                  1,251          924
Changes in other regulatory assets                           8,388       (3,492)
Other                                                       (5,985)      20,487
                                                          --------     --------
Net cash flow provided by operating activities             131,932      137,296
                                                          --------     --------

              INVESTING ACTIVITIES
Construction expenditures                                 (128,521)    (110,707)
Allowance for equity funds used during                       2,785        3,044
  construction
Changes in other temporary investments - net                     -       18,566
Other regulatory investments                               (72,570)           -
                                                          --------     --------
Net cash flow used in investing activities                (198,306)     (89,097)
                                                          --------     --------

              FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt               292,426            -
Retirement of long-term debt                              (330,000)     (65,000)
Dividends paid:
  Common stock                                             (26,600)     (19,300)
  Preferred stock                                           (2,527)      (2,527)
                                                          --------     --------
Net cash flow used in financing activities                 (66,701)     (86,827)
                                                          --------     --------

Net decrease in cash and cash equivalents                 (133,075)     (38,628)

Cash and cash equivalents at beginning of period           147,721       54,048
                                                          --------     --------

Cash and cash equivalents at end of period                 $14,646      $15,420
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                     $37,534      $32,344
  Income taxes                                             ($2,169)           -

See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                                 ASSETS
                September 30, 2003 and December 31, 2002
                              (Unaudited)

                                                                2003         2002
                                                                (In Thousands)

                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                         $14,646    $10,782
  Temporary cash investments - at cost,
    which approximates market                                        -    136,939
                                                            ---------- ----------
        Total cash and cash equivalents                         14,646    147,721
                                                            ---------- ----------
Accounts receivable:
  Customer                                                      88,166     52,480
  Allowance for doubtful accounts                               (1,373)    (1,633)
  Associated companies                                           4,947     11,978
  Other                                                          3,200      6,434
  Accrued unbilled revenues                                     35,023     29,460
                                                            ---------- ----------
    Total accounts receivable                                  129,963     98,719
                                                            ---------- ----------
Deferred fuel costs                                            100,891     38,177
Accumulated deferred income taxes                                    -      7,822
Fuel inventory - at average cost                                 5,573      5,652
Materials and supplies - at average cost                        17,892     18,650
Prepayments and other                                            4,094     18,777
                                                            ---------- ----------
TOTAL                                                          273,059    335,518
                                                            ---------- ----------

          OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                             5,531      5,531
Non-utility property - at cost (less accumulated                 6,498      6,594
  depreciation)
                                                            ---------- ----------
TOTAL                                                           12,029     12,125
                                                            ---------- ----------

                  UTILITY PLANT
Electric                                                     2,173,200  2,076,828
Property under capital lease                                       146        175
Construction work in progress                                  127,444    102,783
                                                            ---------- ----------
TOTAL UTILITY PLANT                                          2,300,790  2,179,786
Less - accumulated depreciation and amortization               805,388    768,609
                                                            ---------- ----------
UTILITY PLANT - NET                                          1,495,402  1,411,177
                                                            ---------- ----------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                9,958     18,250
  Unamortized loss on reacquired debt                           12,088     12,756
  Other regulatory assets                                       23,572     23,668
Other                                                           23,983     18,878
                                                            ---------- ----------
TOTAL                                                           69,601     73,552
                                                            ---------- ----------
TOTAL ASSETS                                                $1,850,091 $1,832,372
                                                            ========== ==========
See Notes to Respective Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                  September 30, 2003 and December 31, 2002
                               (Unaudited)

                                                              2003         2002
                                                               (In Thousands)

               CURRENT LIABILITIES
Currently maturing long-term debt                              $75,000   $255,000
Accounts payable:
  Associated companies                                          77,693     50,973
  Other                                                          8,977     38,700
Customer deposits                                               33,356     33,264
Taxes accrued                                                   11,568     20,908
Accumulated deferred income taxes                               13,734          -
Interest accrued                                                15,761     19,694
Co-owner advances                                                  900          -
Obligations under capital leases                                    41         39
Other                                                            3,628      2,070
                                                            ---------- ----------
TOTAL                                                          240,658    420,648
                                                            ---------- ----------

             NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes                    304,501    292,809
  accrued
Accumulated deferred investment tax credits                     15,677     16,497
Obligations under capital leases                                   105        136
Accumulated provisions                                           9,264      8,013
Long-term debt                                                 654,916    510,104
Other                                                           61,132     51,670
                                                            ---------- ----------
TOTAL                                                        1,045,595    879,229
                                                            ---------- ----------

               SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                            50,381     50,381
Common stock, no  par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares              199,326    199,326
  in 2002 and 2003
Capital stock expense and other                                    (59)       (59)
Retained earnings                                              314,190    282,847
                                                            ---------- ----------
TOTAL                                                          563,838    532,495
                                                            ---------- ----------

Commitments and Contingencies

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,850,091 $1,832,372
                                                            ========== ==========
See Notes to Respective Financial Statements.

                       ENTERGY MISSISSIPPI, INC.
                      SELECTED OPERATING RESULTS
  For the Three and Nine Months Ended September 30, 2003 and 2002
                             (Unaudited)

                                   Three Months Ended  Increase/
         Description               2003        2002    (Decrease)     %
                                      (In Millions)
Electric Operating Revenues:
  Residential                     $ 143.3    $ 133.7       $ 9.6        7
  Commercial                        100.5       94.4         6.1        6
  Industrial                         43.1       44.7        (1.6)      (4)
  Governmental                        8.6        7.8         0.8       10
                                  ------------------------------
    Total retail                    295.5      280.6        14.9        5
  Sales for resale
     Associated companies             3.0       25.9       (22.9)     (88)
     Non-associated companies         6.7        5.1         1.6       31
  Other                               4.5        5.1        (0.6)     (12)
                                  ------------------------------
    Total                         $ 309.7    $ 316.7       ($7.0)      (2)
                                  ==============================
Billed Electric Energy
 Sales (GWh):
  Residential                       1,731      1,748         (17)      (1)
  Commercial                        1,341      1,358         (17)      (1)
  Industrial                          779        774           5        1
  Governmental                        112        106           6        6
                                  ------------------------------
    Total retail                    3,963      3,986         (23)      (1)
  Sales for resale
     Associated companies               -        483        (483)    (100)
     Non-associated companies         117         66          51       77
                                  ------------------------------
    Total                           4,080      4,535        (455)     (10)
                                  ==============================

                                  Nine Months Ended    Increase/
         Description              2003        2002    (Decrease)     %
                                      (In Millions)
Electric Operating Revenues:
  Residential                     $ 327.0    $ 292.3      $ 34.7       12
  Commercial                        259.6      234.6        25.0       11
  Industrial                        128.3      122.3         6.0        5
  Governmental                       24.4       21.5         2.9       13
                                  ------------------------------
    Total retail                    739.3      670.7        68.6       10
  Sales for resale
     Associated companies            12.0       58.2       (46.2)     (79)
     Non-associated companies        16.6       12.6         4.0       32
  Other                              31.1       28.7         2.4        8
                                  ------------------------------
    Total                         $ 799.0    $ 770.2      $ 28.8        4
                                  ==============================

Billed Electric Energy
 Sales (GWh):
  Residential                       4,047      3,960          87        2
  Commercial                        3,385      3,368          17        1
  Industrial                        2,159      2,151           8        -
  Governmental                        302        285          17        6
                                  ------------------------------
    Total retail                    9,893      9,764         129        1
  Sales for resale
     Associated companies              24      1,091      (1,067)     (98)
     Non-associated companies         269        163         106       65
                                  ------------------------------
    Total                          10,186     11,018        (832)      (8)
                                  ==============================

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Operating Income

Third Quarter 2003 Compared to Third Quarter 2002

Operating income increased $8.9 million primarily due to:

    an increase of $7.4 million as a result of an increase in base rates effective June 1, 2003. The base rate increase is discussed further in Note 2 to the domestic utility companies and System Energy's financial statements; and
    an increase of $9.2 million primarily due to the increase in the volume of unbilled sales, including the effect of weather.

The increase in operating income was partially offset by:

    an increase of $2.0 million in other operation and maintenance expenses due to increased billing, customer inquiry, and collection costs; and
    a decrease of $1.8 million due to decreased electricity usage of 32 GWh in the residential and industrial sectors.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating income increased $12.9 million primarily due to:

    an increase of $10.0 million as a result of an increase in base rates effective June 1, 2003;
    lower accruals for potential rate actions and refunds of $7.2 million; and
    an increase of $5.4 million due to an increase in the volume of unbilled sales, including the effect of weather.

The increase in operating income was partially offset by increased other operation and maintenance expenses of $7.3 million primarily due to increases in maintenance outage costs at a fossil plant in 2003, increased benefits costs, and increased billing, customer inquiry, and collection costs.

Other Impacts on Earnings

Interest charges decreased $4.2 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to interest accrued in 2002 for potential rate actions and refunds and a true-up of those accruals in May 2003.

Income Taxes

The effective income tax rate for the third quarters of 2003 and 2002 was 41.0% for both periods. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 41.4% and 45.1%, respectively. The difference in the effective income tax rates for the third quarters of 2003 and 2002 and the nine months ended September 30, 2003 and 2002 versus the federal statutory rate of 35.0% is primarily due to state income taxes and depreciation book and tax differences.

Other Income Statement Variances

Third Quarter 2003 Compared to Third Quarter 2002

Operating revenues increased $46.3 million primarily due to the following increases:

    $25.8 million in wholesale revenue due to increased sales to affiliated systems;
    $9.2 million primarily due to an increase in volume of unbilled sales, including the effect of weather;
    $8.0 million due to an increase in base rates; and
    $5.0 million in gas revenues primarily due to an increase in the market price of natural gas and an increase in base rates.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating revenues increased $116.9 million primarily due to the following increases:

    $34.8 million in wholesale revenue due to increased sales to affiliated systems;
    $33.2 million in gas revenue due to an increase in the market price of natural gas and an increase in base rates;
    $30.4 million in fuel cost recovery revenues due to higher fuel rates;
    $6.2 million due to an increase in base rates;
    $5.4 million primarily due to an increase in volume of unbilled sales, including the effect of weather; and
    $3.6 million in regulatory credits related to the deferral of uncollectible accounts. The City Council approved the collection over five years beginning June 2003.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$66,247	$38,184

Cash flow used in:
Operating activities	(7,663)	(1,931)
Investing activities	(44,256)	(26,583)
Financing activities	(3,725)	(1,424)
Net decrease in cash and cash equivalents	(55,644)	(29,938)

Cash and cash equivalents at end of period	$10,603	$8,246

Operating Activities

The increase of $5.7 million in net cash used in operating activities for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to increased customer receivables as a result of increased billed revenues and the timing of collections of those receivables. The increase in net cash used was partially offset by money pool activity and the payment to customers of a portion of the System Energy refund in the first quarter of 2002.

Entergy New Orleans' receivables from or (payables) to the money pool were as follows:

September 30, 2003	December 31, 2002	September 30, 2002	December 31, 2001
(In Thousands)

($21,859)	$3,500	($2,693)	$9,208

Money pool activity provided $25.4 million of Entergy New Orleans' operating cash flows for the nine months ended September 30, 2003 and provided $11.9 million of Entergy New Orleans' operating cash flows for the nine months ended September 30, 2002. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Recent tax legislation and elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, Entergy New Orleans could obtain cash flow benefits of $115 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of Entergy New Orleans' depreciable assets.

Investing Activities

The increase of $17.7 million in net cash used in investing activities for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to the maturity of $14.9 million of other temporary investments in 2002.

Financing Activities

The increase of $2.3 million used in financing activities is due to the increase in common stock dividends paid.

In July 2003, Entergy New Orleans issued $30 million of 3.875% Series First Mortgage Bonds due August 2008 and $70 million of 5.25% Series First Mortgage Bonds due August 2013. The proceeds from these issuances were used to redeem, prior to maturity, $30 million of 7% Series First Mortgage Bonds due July 2008, $40 million of 8% Series First Mortgage Bonds due March 2006, and $30 million of 6.65% Series First Mortgage Bonds due March 2004. The issuances and redemptions are not shown on the cash flow statement because the proceeds from the issuances were placed in a trust and never held as cash by Entergy New Orleans.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital. The following is an update to the Form 10-K.

Following are the amounts of Entergy New Orleans' planned construction and other capital investments for 2003 through 2005, which reflect changes in management's estimate from the planned investments presented in the Form 10-K due mainly to the effect of actual spending in 2003 (the figures for 2003 include the effect of actual spending thus far in 2003):

	2003	2004	2005
	(In Millions)

Planned construction and capital investment	$60	$54	$55

See the Form 10-K for further discussion of Entergy New Orleans' capital spending plans for 2003 through 2005.

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

In approving the agreement in principle, the City Council indicated that if it decides in favor of the plaintiffs in either of the lawsuits described in Part I, Item 1 of the Form 10-K in the paragraphs entitled "Entergy New Orleans Fuel Clause Lawsuit" and "Entergy New Orleans Rate of Return Lawsuit, " the effect of that decision on the rate agreement would have to be determined. The City Council also indicated that the Entergy New Orleans power agreements described in Part II, Item 5, "Generation" in this report are fundamental to the rate agreement, and a FERC decision or order requiring a material change in the power agreements may result in a City Council investigation to determine what prospective action, if any, would be warranted by any such FERC decision or order to preserve the benefits that were otherwise projected to accrue to customers under the rate settlement.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for pension and other retirement costs.

                            ENTERGY NEW ORLEANS, INC.
                                INCOME STATEMENTS
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                         2003       2002        2003       2002
                                         (In Thousands)         (In Thousands)

         OPERATING REVENUES
Domestic electric                      $185,741   $144,373    $405,761   $322,061
Natural gas                              18,010     13,044      92,961     59,725
                                       --------   --------    --------   --------
TOTAL                                   203,751    157,417     498,722    381,786
                                       --------   --------    --------   --------

         OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale            65,182     61,002     158,025    111,470
   Purchased power                       65,687     37,811     169,428    118,632
   Other operation and maintenance       24,251     22,224      74,687     67,336
Taxes other than income taxes            12,115     11,902      32,496     30,329
Depreciation and amortization             7,578      7,088      21,985     20,822
Other regulatory charges (credits) -        708     (1,893)     (1,551)     2,438
  net
                                       --------   --------    --------   --------
TOTAL                                   175,521    138,134     455,070    351,027
                                       --------   --------    --------   --------

OPERATING INCOME                         28,230     19,283      43,652     30,759
                                       --------   --------    --------   --------

            OTHER INCOME
Allowance for equity funds used             554        529       1,706      1,421
 during construction
Interest and dividend income                152         58         506        421
Miscellaneous - net                        (522)      (195)     (1,071)    (1,031)
                                       --------   --------    --------   --------
TOTAL                                       184        392       1,141        811
                                       --------   --------    --------   --------

     INTEREST AND OTHER CHARGES
Interest on long-term debt                4,621      4,469      13,571     13,405
Other interest - net                        447        (26)        (95)     3,974
Allowance for borrowed funds used          (564)      (539)     (1,745)    (1,406)
  during construction
                                       --------   --------    --------   --------
TOTAL                                     4,504      3,904      11,731     15,973
                                       --------   --------    --------   --------

INCOME BEFORE INCOME TAXES               23,910     15,771      33,062     15,597

Income taxes                              9,792      6,464      13,691      7,031
                                       --------   --------    --------   --------

NET INCOME                               14,118      9,307      19,371      8,566

Preferred dividend requirements and         241        241         724        724
  other
                                       --------   --------    --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                            $13,877     $9,066     $18,647     $7,842
                                       ========   ========    ========   ========
See Notes to Respective Financial Statements.

                              ENTERGY NEW ORLEANS, INC.
                              STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 2003 and 2002
                                     (Unaudited)

                                                                    2003       2002
                                                                     (In Thousands)

                    OPERATING ACTIVITIES
Net income                                                         $19,370     $8,566
Noncash items included in net income:
  Other regulatory charges (credits) - net                          (1,551)     2,438
  Depreciation and amortization                                     21,985     20,822
  Deferred income taxes and investment tax credits                   9,371     (2,295)
  Allowance for equity funds used during construction               (1,706)    (1,421)
Changes in working capital:
  Receivables                                                      (56,400)    (5,998)
  Fuel inventory                                                    (2,243)      (265)
  Accounts payable                                                  16,709       (585)
  Taxes accrued                                                        964          -
  Interest accrued                                                  (3,754)    (4,004)
  Deferred fuel costs                                               (2,845)     1,854
  Other working capital accounts                                    (3,658)   (24,275)
Provision for estimated losses and reserves                         (2,163)    (1,268)
Changes in other regulatory assets                                  (4,524)        12
Other                                                                2,782      4,488
                                                                   -------    -------
Net cash flow used in operating activities                          (7,663)    (1,931)
                                                                   -------    -------

                    INVESTING ACTIVITIES
Construction expenditures                                          (45,962)   (42,863)
Allowance for equity funds used during construction                  1,706      1,421
Changes in other temporary investments - net                             -     14,859
                                                                   -------    -------
Net cash flow used in investing activities                         (44,256)   (26,583)
                                                                   -------    -------

                    FINANCING ACTIVITIES
Dividends paid:
  Common stock                                                      (3,001)      (700)
  Preferred stock                                                     (724)      (724)
                                                                   -------    -------
Net cash flow used in financing activities                          (3,725)    (1,424)
                                                                   -------    -------

Net decrease in cash and cash equivalents                          (55,644)   (29,938)

Cash and cash equivalents at beginning of period                    66,247     38,184
                                                                   -------    -------

Cash and cash equivalents at end of period                         $10,603     $8,246
                                                                   =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                             $16,753    $20,987

See Notes to Respective Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                                BALANCE SHEETS
                                    ASSETS
                   September 30, 2003 and December 31, 2002
                                 (Unaudited)

                                                           2003        2002
                                                             (In Thousands)

                CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                     $10,603     $11,175
  Temporary cash investments - at cost,
    which approximates market                                    -      55,072
                                                          --------    --------
      Total cash and cash equivalents                       10,603      66,247
                                                          --------    --------
Accounts receivable:
  Customer                                                  66,816      24,901
  Allowance for doubtful accounts                           (2,978)     (4,774)
  Associated companies                                       7,458       4,901
  Other                                                      8,707      10,133
  Accrued unbilled revenues                                 32,515      20,957
                                                          --------    --------
    Total accounts receivable                              112,518      56,118
                                                          --------    --------
Accumulated deferred income taxes                                -       1,230
Fuel inventory - at average cost                             5,527       3,284
Materials and supplies - at average cost                     8,665       7,785
Prepayments and other                                        6,943       4,689
                                                          --------    --------
TOTAL                                                      144,256     139,353
                                                          --------    --------

        OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                         3,259       3,259
                                                          --------    --------

                 UTILITY PLANT
Electric                                                   648,954     627,249
Natural gas                                                154,655     149,102
Construction work in progress                               63,248      48,345
                                                          --------    --------
TOTAL UTILITY PLANT                                        866,857     824,696
Less - accumulated depreciation and amortization           420,047     403,379
                                                          --------    --------
UTILITY PLANT - NET                                        446,810     421,317
                                                          --------    --------
       DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Unamortized loss on reacquired debt                        1,812         556
  Other regulatory assets                                   18,428      13,904
Other                                                        6,791       4,855
                                                          --------    --------
TOTAL                                                       27,031      19,315
                                                          --------    --------

TOTAL ASSETS                                              $621,356    $583,244
                                                          ========    ========
See Notes to Respective Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                   September 30, 2003 and December 31, 2002
                                 (Unaudited)

                                                           2003        2002
                                                             (In Thousands)

              CURRENT LIABILITIES
Accounts payable:
  Associated companies                                     $48,731     $23,228
  Other                                                     27,887      36,681
Customer deposits                                           15,708      17,634
Taxes accrued                                                2,963       1,999
Accumulated deferred income taxes                              315           -
Interest accrued                                             2,734       6,488
Deferred fuel costs                                         12,037      14,882
Other                                                       11,104       9,702
                                                          --------    --------
TOTAL                                                      121,479     110,614
                                                          --------    --------

            NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued         28,488      22,245
Accumulated deferred investment tax credits                  4,554       4,893
SFAS 109 regulatory liability - net                         37,604      31,318
Other regulatory liabilities                                     -       1,311
Accumulated provisions                                         291       2,454
Long-term debt                                             229,199     229,191
Other                                                       35,653      32,776
                                                          --------    --------
TOTAL                                                      335,789     324,188
                                                          --------    --------

             SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                        19,780      19,780
Common stock, $4 par value, authorized 10,000,000
  shares; issued and outstanding 8,435,900 shares           33,744      33,744
  in 2003 and 2002
Paid-in capital                                             36,294      36,294
Retained earnings                                           74,270      58,624
                                                          --------    --------
TOTAL                                                      164,088     148,442
                                                          --------    --------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $621,356    $583,244
                                                          ========    ========
See Notes to Respective Financial Statements.

                       ENTERGY NEW ORLEANS, INC.
                       SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 2003 and 2002
                              (Unaudited)

                            Three Months Ended   Increase/
        Description           2003     2002     (Decrease)        %
                              (In Millions)
Electric Operating Revenues:
  Residential                 $68.0     $65.3         $2.7        4
  Commercial                   50.3      47.5          2.8        6
  Industrial                    7.5       7.7         (0.2)      (3)
  Governmental                 21.7      20.0          1.7        9
                             -----------------------------
    Total retail              147.5     140.5          7.0        5
  Sales for resale
     Associated companies      28.2       2.0         26.2    1,310
     Non-associated companies   0.5       0.9         (0.4)     (44)
  Other                         9.5       1.0          8.5      850
                             -----------------------------
    Total                    $185.7    $144.4        $41.3       29
                             =============================
Billed Electric Energy
 Sales (GWh):
  Residential                   742       762          (20)      (3)
  Commercial                    646       651           (5)      (1)
  Industrial                    106       118          (12)     (10)
  Governmental                  298       298            -        -
                             -----------------------------
    Total retail              1,792     1,829          (37)      (2)
  Sales for resale
     Associated companies       403        46          357      776
     Non-associated companies     9         7            2       29
                             -----------------------------
    Total                     2,204     1,882          322       17
                              ============================

                             Nine Months Ended    Increase/
        Description           2003     2002      (Decrease)       %
                              (In Millions)
Electric Operating Revenues:
  Residential                $144.3    $129.5        $14.8       11
  Commercial                  127.1     113.0         14.1       12
  Industrial                   20.5      17.6          2.9       16
  Governmental                 53.8      47.4          6.4       14
                             -----------------------------
    Total retail              345.7     307.5         38.2       12
  Sales for resale
     Associated companies      38.4       3.2         35.2    1,100
     Non-associated companies   1.4       1.9         (0.5)     (26)
  Other                        20.3       9.5         10.8      114
                             -----------------------------
    Total                    $405.8    $322.1        $83.7       26
                             =============================
Billed Electric Energy
 Sales (GWh):
  Residential                 1,665     1,669           (4)       -
  Commercial                  1,698     1,710          (12)      (1)
  Industrial                    299       303           (4)      (1)
  Governmental                  775       788          (13)      (2)
                             -----------------------------
    Total retail              4,437     4,470          (33)      (1)
  Sales for resale
     Associated companies       527        77          450      584
     Non-associated companies    23        27           (4)     (15)
                             -----------------------------
    Total                     4,987     4,574          413        9
                             =============================

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net income increased $2.9 million for the third quarter 2003 compared to the same period in 2002 due to decreased interest charges primarily resulting from decreased interest expense associated with the Grand Gulf 1 sale-leaseback. Net income decreased $2.5 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to a decrease in rate base in 2003 resulting in lower operating income. The decrease in rate base was due to the normal depreciation of Grand Gulf 1. The decreased net income for the nine months ended September 30, 2003 was partially offset by the decreased interest charges, as discussed above.

The effective income tax rates for the third quarters of 2003 and 2002 were 43.4% and 43.0%, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 43.8% and 42.2%, respectively. The differences in the effective income tax rates in 2003 and 2002 versus the federal statutory rate of 35.0% are primarily due to state income taxes and book and tax timing differences related to depreciation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)

Cash and cash equivalents at beginning of period	$113,159	$49,579

Cash flow provided by (used in):
Operating activities	226,485	194,340
Investing activities	(222,267)	(14,784)
Financing activities	(83,475)	(106,386)
Net increase (decrease) in cash and cash equivalents	(79,257)	73,170

Cash and cash equivalents at end of period	$33,902	$122,749

Operating Activities

Cash flow from operations increased $32.1 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to money pool activity. Partially offsetting the increase was a decrease in operating cash flows due to the cessation of the Entergy Mississippi GGART as discussed below.

System Energy's receivables from the money pool were as follows:

September 30, 2003	December 31, 2002	September 30, 2002	December 31, 2001
(In Thousands)

$24,791	$7,046	$92,140	$13,853

Money pool activity used $17.7 million of System Energy's operating cash flows in the nine months ended September 30, 2003. For the nine months ended September 30, 2002, money pool activity used $78.3 million of System Energy's operating cash flows. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

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

Recent tax legislation and elections

Due to book/tax timing differences associated with recent income tax legislation and certain income tax elections, System Energy could obtain cash flow benefits of $10 million over the years 2003 through 2005. These timing differences will then reverse over the remaining life of System Energy's depreciable assets.

Investing Activities

The increase of $207.5 million in net cash used in investing activities for the nine months ended September 30, 2003 compared to the same period in 2002 was primarily due to cash collateral of $194 million provided in 2003. System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit with new three-year letters of credit totaling approximately $198 million that are backed by cash collateral.

Financing Activities

The decrease of $22.9 million in net cash used by financing activities for the nine months ended September 30, 2003 compared to the same period in 2002 was primarily due to a decrease of $19.5 million in the January 2003 principal payment made on the Grand Gulf 1 sale-leaseback compared to the January 2002 principal payment.

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

                          SYSTEM ENERGY RESOURCES, INC.
                                INCOME STATEMENTS
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                         2003       2002        2003       2002
                                         (In Thousands)         (In Thousands)

         OPERATING REVENUES
Domestic electric                      $141,239   $156,930    $427,988   $442,152
                                       --------   --------    --------   --------
         OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale            11,180      7,839      31,364     26,805
   Nuclear refueling outage expenses      3,264      2,617       9,430      7,855
   Other operation and maintenance       22,196     27,253      68,140     69,508
Decommissioning                           5,450      4,013      16,350     12,041
Taxes other than income taxes             6,203      7,082      18,887     20,659
Depreciation and amortization            28,317     29,502      80,563     81,544
Other regulatory charges (credits) -     (1,162)    13,610      27,695     39,664
  net
                                       --------   --------    --------   --------
TOTAL                                    75,448     91,916     252,429    258,076
                                       --------   --------    --------   --------

OPERATING INCOME                         65,791     65,014     175,559    184,076
                                       --------   --------    --------   --------

            OTHER INCOME
Allowance for equity funds used             310        741         842      1,991
  during construction
Interest and dividend income              1,505        889       5,123      1,978
Miscellaneous - net                        (210)       (45)       (952)      (435)
                                       --------   --------    --------   --------
TOTAL                                     1,605      1,585       5,013      3,534
                                       --------   --------    --------   --------

     INTEREST AND OTHER CHARGES
Interest on long-term debt               16,799     21,223      45,873     51,874
Other interest - net                        371        662       1,481      2,165
Allowance for borrowed funds used          (184)      (261)       (361)      (740)
  during construction
                                       --------   --------    --------   --------
TOTAL                                    16,986     21,624      46,993     53,299
                                       --------   --------    --------   --------

INCOME BEFORE INCOME TAXES               50,410     44,975     133,579    134,311

Income taxes                             21,895     19,335      58,509     56,694
                                       --------   --------    --------   --------

NET INCOME                              $28,515    $25,640     $75,070    $77,617
                                       ========   ========    ========   ========

See Notes to Respective Financial Statements.

                            SYSTEM ENERGY RESOURCES, INC.
                              STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 2003 and 2002
                                     (Unaudited)

                                                                   2003        2002
                                                                    (In Thousands)

                    OPERATING ACTIVITIES
Net income                                                        $75,070     $77,617
Noncash items included in net income:
  Other regulatory charges - net                                   27,695      39,664
  Depreciation, amortization, and decommissioning                  96,913      93,585
  Deferred income taxes and investment tax credits                (24,557)    (30,746)
  Allowance for equity funds used during construction                (842)     (1,991)
Changes in working capital:
  Receivables                                                      (7,870)    (89,802)
  Accounts payable                                                 (9,038)     20,718
  Taxes accrued                                                    72,972      82,240
  Interest accrued                                                (20,608)    (20,640)
  Other working capital accounts                                   (2,676)      4,645
Provision for estimated losses and reserves                            72         (55)
Changes in other regulatory assets                                 29,382      28,961
Other                                                             (10,028)     (9,856)
                                                                 --------    --------
Net cash flow provided by operating activities                    226,485     194,340
                                                                 --------    --------

                    INVESTING ACTIVITIES
Construction expenditures                                          (9,705)    (31,262)
Allowance for equity funds used during construction                   842       1,991
Nuclear fuel purchases                                                  -     (27,590)
Proceeds from sale/leaseback of nuclear fuel                            -      27,590
Decommissioning trust contributions and realized
    change in trust assets                                        (15,852)     (7,867)
Changes in other temporary investments - net                       (3,216)     22,354
Increase in other cash investments                               (194,336)          -
                                                                 --------    --------
Net cash flow used in investing activities                       (222,267)    (14,784)
                                                                 --------    --------

                    FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                            -      69,505
Retirement of long-term debt                                      (11,375)   (100,891)
Dividends paid:
  Common stock                                                    (72,100)    (75,000)
                                                                 --------    --------
Net cash flow used in financing activities                        (83,475)   (106,386)
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents              (79,257)     73,170

Cash and cash equivalents at beginning of period                  113,159      49,579
                                                                 --------    --------

Cash and cash equivalents at end of period                        $33,902    $122,749
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $65,053     $71,626
Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                    $6,933    ($13,808)

See Notes to Respective Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                                    ASSETS
                   September 30, 2003 and December 31, 2002
                                  (Unaudited)

                                                           2003         2002
                                                             (In Thousands)

                 CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                        $186       $2,282
  Temporary cash investments - at cost,
    which approximates market                               33,716      110,877
                                                        ----------   ----------
        Total cash and cash equivalents                     33,902      113,159
                                                        ----------   ----------
Other temporary investments                                  3,216            -
Accounts receivable:
  Associated companies                                      70,903       64,852
  Other                                                      3,196        1,377
                                                        ----------   ----------
    Total accounts receivable                               74,099       66,229
                                                        ----------   ----------
Materials and supplies - at average cost                    63,461       51,492
Deferred nuclear refueling outage costs                      6,180       15,666
Prepayments and other                                        1,382        1,319
                                                        ----------   ----------
TOTAL                                                      182,240      247,865
                                                        ----------   ----------

         OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                161,770      138,985
Other cash investments                                     194,336            -
                                                        ----------   ----------
TOTAL                                                      356,106      138,985
                                                        ----------   ----------

                  UTILITY PLANT
Electric                                                 3,199,028    3,131,945
Property under capital lease                               465,659      455,229
Construction work in progress                               32,520       28,128
Nuclear fuel under capital lease                            55,763       78,991
                                                        ----------   ----------
TOTAL UTILITY PLANT                                      3,752,970    3,694,293
Less - accumulated depreciation and amortization         1,632,084    1,514,921
                                                        ----------   ----------
UTILITY PLANT - NET                                      2,120,886    2,179,372
                                                        ----------   ----------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                          110,997      134,895
  Unamortized loss on reacquired debt                       42,676       45,026
  Other regulatory assets                                  245,480      158,564
Other                                                       12,370       11,191
                                                        ----------   ----------
TOTAL                                                      411,523      349,676
                                                        ----------   ----------

TOTAL ASSETS                                            $3,070,755   $2,915,898
                                                        ==========   ==========
See Notes to Respective Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDER'S EQUITY
                   September 30, 2003 and December 31, 2002
                                  (Unaudited)

                                                           2003         2002
                                                             (In Thousands)

               CURRENT LIABILITIES
Currently maturing long-term debt                           $6,348      $11,375
Accounts payable:
  Associated companies                                       1,460        4,851
  Other                                                     20,989       26,636
Taxes accrued                                              141,372       68,400
Accumulated deferred income taxes                            3,967        5,322
Interest accrued                                            21,919       42,527
Obligations under capital leases                            24,954       24,954
Other                                                        1,798        1,928
                                                        ----------   ----------
TOTAL                                                      222,807      185,993
                                                        ----------   ----------

             NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes                408,003      439,540
accrued
Accumulated deferred investment tax credits                 79,957       82,564
Obligations under capital leases                            30,808       54,036
Other regulatory liabilities                               216,790      186,599
Decommissioning                                            307,009      153,473
Accumulated provisions                                         940          868
Long-term debt                                             882,379      888,665
Other                                                       26,859       31,927
                                                        ----------   ----------
TOTAL                                                    1,952,745    1,837,672
                                                        ----------   ----------

              SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
  issued and outstanding 789,350 shares in 2003            789,350      789,350
  and 2002
Retained earnings                                          105,853      102,883
                                                        ----------   ----------
TOTAL                                                      895,203      892,233
                                                        ----------   ----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $3,070,755   $2,915,898
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

Third Party Liability Insurance

The Price-Anderson Act provides insurance for the public in the event of a nuclear power plant accident. The costs of this insurance are borne by the nuclear power industry. Originally passed by Congress in 1957 and most recently amended in 1988, the Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident. This protection must consist of two levels:

  The primary level is private insurance underwritten by American Nuclear Insurers and provides liability insurance coverage of $300 million. If this amount is not sufficient to cover claims arising from the accident, the second level, Secondary Financial Protection, applies. An industry-wide aggregate limitation of $300 million exists for domestically-sponsored terrorist acts. There is no limitation for foreign-sponsored terrorist acts.

  Within the Secondary Financial Protection level, each nuclear plant must pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, up to a maximum of $100.6 million per reactor per incident. This consists of a $95.8 million maximum retrospective premium plus a five percent surcharge that may be applied, if needed, at a rate that is presently set at $10 million per year per nuclear power reactor. There are no domestically- or foreign-sponsored terrorism limitations.

Currently, 105 nuclear reactors are participating in the Secondary Financial Protection program - 103 operating reactors and two closed units that still store used nuclear fuel on site. The product of the maximum retrospective premium assessment to the nuclear power industry and the number of nuclear power reactors provides over $10 billion in insurance coverage to compensate the public in the event of a nuclear power reactor accident.

Entergy Arkansas has two licensed reactors and Entergy Gulf States, Entergy Louisiana, and System Energy each have one licensed reactor (10% of Grand Gulf 1 is owned by a non-affiliated company which would share on a pro-rata basis in any retrospective premium assessment under the Act).

An additional but temporary contingent liability exists for all nuclear power reactor owners because of a previous Nuclear Worker Tort (long-term bodily injury caused by exposure to nuclear radiation while employed at a nuclear power plant) insurance program that was in place from 1988 to 1998. The maximum premium assessment exposure to each reactor is $3 million and will only be applied if such claims exceed the program's accumulated reserve funds. This contingent premium assessment feature will expire with the Nuclear Worker Tort program's expiration, which is scheduled for 2008.

Property Insurance

Entergy's nuclear owner/licensee subsidiaries are members of certain mutual insurance companies that provide property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance Limited (NEIL). As of September 30, 2003, the domestic utility companies and System Energy were insured against such losses per the following structures:

ANO 1 and 2, Grand Gulf 1, River Bend, and Waterford 3

    Primary Layer (per plant) - $500 million per occurrence
    Excess Layer (per plant) - $100 million per occurrence
    Blanket Layer (shared among all plants) - $1.0 billion per occurrence
    Total limit - $1.6 billion per occurrence
    Deductibles:

    $1.0 million per occurrence - Equipment breakdown/failure

    $2.5 million per occurrence - Other than equipment breakdown/failure

Note: ANO 1 and 2 share in the Primary Layer with one policy in common.

In addition, Waterford 3 and Grand Gulf 1 are also covered under NEIL's Accidental Outage Coverage program. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible. The following summarizes this coverage as of September 30, 2003:

    Waterford 3

    $2.95 million weekly indemnity

    $413 million maximum indemnity

    Deductible: 12 week waiting period

    Grand Gulf 1

    $100,000 weekly indemnity

    $14 million maximum indemnity

    Deductible: 26 week waiting period

Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of September 30, 2003, the maximum amount of such possible assessments per occurrence were $22.0 million for Entergy Arkansas, $18.8 million for Entergy Gulf States, $20.7 million for Entergy Louisiana, $.06 million for Entergy Mississippi, $.06 million for Entergy New Orleans, and $17.7 million for System Energy.

Entergy maintains property insurance for its nuclear units in excess of the NRC's minimum requirement of $1.06 billion per site for nuclear power plant licensees. NRC regulations provide that the proceeds of this insurance must be used, first, to render the reactor safe and stable, and second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

In the event that one or more acts of domestically-sponsored terrorism causes property damage under one or more or all nuclear insurance policies issued by NEIL (including, but not limited to, those described above) within 12 months from the date the first property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate of $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other sources applicable to such losses. There is no aggregate limit involving one or more acts of foreign-sponsored terrorism.

Spent Nuclear Fuel

Regarding the spent nuclear fuel storage capacity reported in the Form 10-K, current on-site spent nuclear fuel storage capacity at Grand Gulf 1 is now estimated to be sufficient until approximately 2007, at which time dry cask storage facilities will be placed into service. Higher density storage racks at Waterford 3 are now expected to provide sufficient storage until after 2015.

Nuclear Decommissioning Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

See Note 9 to the domestic utility companies and System Energy's financial statements in the Form 10-K for information on nuclear decommissioning costs. As discussed in Note 4, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The implementation of this new accounting standard resulted in a reevaluation of these companies' decommissioning liabilities. Additionally, future decommissioning expense under this new standard will represent the accretion of this liability at the applicable discount rate, and will no longer be equal to the amounts collected in rates for decommissioning for the rate-regulated portion of the domestic utility companies and System Energy's nuclear plants, as was the case before the implementation of SFAS 143. The net difference between the accretion expense and depreciation expense under SFAS 143 and the earnings on the decommissioning trust funds and collections in rates will be recorded as a regulatory charge or credit, except for the non-rate-regulated portion of River Bend. The following table summarizes the activity in the decommissioning liabilities during the first nine months of 2003:

Environmental Issues

(Entergy Gulf States)

See Note 9 to the domestic utility companies and System Energy's financial statements in the Form 10-K for information related to the designation of Entergy Gulf States as a PRP for the cleanup of certain hazardous waste disposal sites. As of September 30, 2003, a remaining recorded liability of approximately $11.7 million existed related to the cleanup of the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

(Entergy Louisiana and Entergy New Orleans)

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at September 30, 2003 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

City Franchise Ordinances (Entergy New Orleans)

Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties.

Street Lighting Lawsuit (Entergy New Orleans)

See Note 9 to the domestic utility companies and System Energy's financial statements in the Form 10-K for information on the lawsuit filed by the City of New Orleans against Entergy New Orleans relating to street lighting maintenance services.

Employment Litigation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies are vigorously defending these suits and deny any liability to the plaintiffs.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy New Orleans, and Entergy Mississippi, as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently there are approximately 320 lawsuits involving just over 7,000 claims. Reserves have been established that are expected to be adequate to cover any exposure. Additionally, negotiations continue with insurers for reimbursement of losses, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the domestic utility companies involved in these lawsuits.

NOTE 2. RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K.

Texas (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory, and the proposal that Entergy Gulf States filed for an interim solution (retail open access without a FERC-approved RTO). The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution in the first half of 2004. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. In June 2003, the PUCT voted 2 to 1 to issue an order on rehearing in the interim solution proceeding. The PUCT issued the written order on rehearing in late-July 2003 in which it identified December 2004 as the target date for the beginning of the interim solution. Also in July 2003, the PUCT directed the parties to continue negotiations on unresolved issues in the market protocols docket. Several of the parties to that proceeding filed a settlement agreement with respect to the market protocols that the PUCT approved, after hearings, in an order issued in September 2003. Consistent with the order, Entergy Services has made a filing at the FERC requesting approval on an expedited basis of the market protocols subject to FERC jurisdiction.

In September 2003, the PUCT issued a written order that approved the Price to Beat (PTB) fuel factor for Entergy Gulf States, which is to be implemented upon the commencement of retail open access in its Texas service territory. This PTB fuel factor is subject to revision based on PUCT rules. The PUCT declined consideration of a request for rehearing sought by certain cities in Texas served by Entergy Gulf States and the Office of Public Utility Counsel. The period for appeal of the order remains open. Management cannot predict the ultimate outcome of the proceeding at this time.

Deferred Fuel Costs

(Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of Entergy Gulf States' January 2001 fuel reconciliation filing with the PUCT covering the period from March 1999 through August 2000 and requested surcharge. The case was argued before the Travis County Texas District Court in August 2003 challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals.

In September 2003, Entergy Gulf States filed an application with the PUCT to implement an $87.3 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from September 2002 through August 2003. Hearings were held in October 2003 and the PUCT is expected to issue an order in December 2003. Entergy Gulf States has requested that the surcharge be collected over a twelve-month period beginning January 2004. The outcome of this proceeding cannot be predicted at this time.

In February 2003, Entergy Gulf States implemented a $54 million interim fuel surcharge authorized by the PUCT to collect under-recovered fuel costs from March through August 2002. The surcharge will be collected through December 2003.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 1, 2002. Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established and the LPSC staff has not yet issued its audit report.

(Entergy Louisiana)

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and only recommended one material issue as disallowable. The issue, which was previously raised in the summer 2001 purchased power docket, relates to the alleged failure to uprate Waterford 3 in a timely manner. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana is currently evaluating the LPSC staff report and expects to contest the recommendation.

(Entergy Mississippi)

In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Under the MPSC's order, Entergy Mississippi has deferred until 2004 the collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003, respectively. The deferred amount of $77.6 million plus carrying charges will be collected over a six-month period beginning January 2004 through the energy cost recovery rider.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Decommissioning Cost Recovery

As discussed in Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K, the APSC ordered Entergy Arkansas to use a 20-year life extension assumption for ANO 1 and 2 which resulted in the cessation of the collection of funds to decommission ANO 1 and 2 effective with the calendar year 2001. Entergy Arkansas' projections show that with the assumption of 20 years of extended operational life for both units, the current fund balance with earnings over the extended life will be sufficient to decommission both units. Every five years, Entergy Arkansas is required by the APSC to update the estimated costs to decommission ANO. In March 2003, Entergy Arkansas filed with the APSC its third five-year estimate of ANO decommissioning costs. The updated estimate indicated the current cost to decommission the two ANO units would be $936 million compared to $813 million in the 1997 estimate. In September 2003, the APSC approved a stipulation between the APSC Staff and Entergy Arkansas resolving issues in the decommissioning cost estimate proceeding. Entergy Arkansas and the APSC Staff agreed to exclude, at this time, certain spent fuel management costs because of uncertainty associated with the responsibility of the DOE for all or a portion of those costs as a result of Entergy Arkansas' contract with the DOE to start taking spent fuel from ANO beginning in 1998. Entergy Arkansas reserves the right to seek a decision from the APSC on this issue prior to the next required decommissioning cost filing should significant changes in relevant facts and circumstances warrant.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

Recovery of River Bend Costs

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of River Bend plant costs that had been held in abeyance since 1988, and subsequent proceedings. On July 11, 2003, the Third District Court of Appeals unanimously affirmed the judgment of the Travis County District Court that had affirmed the PUCT disallowance. In August 2003, Entergy Gulf States filed a petition for review by the Texas Supreme Court. Nevertheless, after considering the progress of the proceeding in light of the decision of the Court of Appeals, management has concluded that it is prudent to accrue for the loss that would be associated with a final, non-appealable decision disallowing the abeyed plant costs. The net carrying value of the abeyed plant costs was $107.7 million as of June 30, 2003, and after this accrual Entergy Gulf States provided for all potential loss related to current or past contested costs of construction of the River Bend plant. Accrual of the loss was recorded in the second quarter 2003 and reduced net income by $65.6 million.

Filings with the LPSC

Annual Earnings Reviews (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In April 2003 the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million, before taking into account the $11.5 million rate reduction that Entergy Gulf States implemented effective June 2002. In July 2003, Entergy Gulf States filed testimony rebutting the LPSC staff's testimony and supporting the filing. During discovery, the LPSC staff requested that Entergy Gulf States provide updated cost of service data to reflect changes in costs, revenues, and rate base through December 31, 2002. In September 2003, Entergy Gulf States supplied the updated data. The LPSC staff has not yet indicated whether the updated data will result in changes to its recommendations. A new procedural schedule has been established that requires the LPSC staff to file testimony in December 2003. This testimony will also address new issues presented by the updated 2002 cost of service data. Hearings are scheduled for May 2004. Entergy Gulf States cannot predict the ultimate outcome of this proceeding.

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

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of the July 2002 settlement between Entergy Louisiana and the LPSC Staff. In accordance with the settlement, Entergy Louisiana filed a revenue requirement analysis on June 27, 2003. The analysis reflected a deficiency, but Entergy Louisiana has not requested a change in rates. Entergy Louisiana is expected to make a rate filing with the LPSC by mid-2004.

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

Purchased Power for Summer 2003 (Entergy Gulf States and Entergy Louisiana)

See Note 2 to the domestic utility companies and System Energy's financial statements in the Form 10-K for a discussion of proceedings related to power purchases for the summers of 2000, 2001, and 2002. In March 2003, Entergy Louisiana and Entergy Gulf States filed an application with the LPSC for the approval of capacity and energy purchases for the summer of 2003 similar to the applications filed for previous summers. In July 2003, the LPSC approved the LPSC Staff's recommendation that 11% of Entergy Louisiana's and Entergy Gulf States' costs relating to those summer 2003 power purchases whose price was stated on the basis of $/MWh be categorized as capacity charges. The LPSC did not allow the capacity charges to be set up as a regulatory asset, but authorized Entergy Louisiana and Entergy Gulf States to include these costs in any base rate case that has a 2003 test year. The prudence issues relating to summer 2003 purchases have not been litigated and no procedural schedule has been established.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, the domestic utility companies and System Energy are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. The following are the short-term borrowings from the money pool and the SEC-authorized limits for short-term borrowings for the domestic utility companies and System Energy as of September 30, 2003:

	Borrowings	Authorized
	(In Millions)	(In Millions)

Entergy Arkansas	$42.7	$235
Entergy Gulf States	-	340
Entergy Louisiana	-	225
Entergy Mississippi	19.3	160
Entergy New Orleans	21.9	100
System Energy	-	140

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2003

Entergy Arkansas	April 2004	$63 million	-
Entergy Louisiana	May 2004	$15 million	-
Entergy Mississippi	May 2004	$25 million	-

The facilities have variable interest rates and the average commitment fee is 0.14%.

The following long-term debt has been issued by the domestic utility companies and System Energy in 2003:

Mortgage Bonds:	Issue Date	(In Thousands)

Entergy Arkansas
5.4% Series due May 2018	May 2003	$150,000
5.9% Series due June 2033	June 2003	100,000
5.0% Series due July 2018	June 2003	115,000
		$365,000

Entergy Gulf States
3.6% Series due June 2008	June 2003	$325,000
Libor + 0.90% Series due June 2007	June 2003	275,000
6.2% Series due July 2033	July 2003	240,000
5.25% Series due August 2015	July 2003	200,000
		$1,040,000

Entergy Mississippi
5.15% Series due February 2013	January 2003	$100,000
4.35% Series due April 2008	March 2003	100,000
4.95% Series due June 2018	May 2003	95,000
		$295,000

Entergy New Orleans
3.875% Series due August 2008	July 2003	$30,000
5.25% Series due August 2013	July 2003	70,000
		$100,000

The following long-term debt has been retired by the domestic utility companies and System Energy in 2003:

Mortgage Bonds and Certain Lease Obligation Payments:	Retirement Date	(In Thousands)

Entergy Arkansas
7.72% Series due March 2003	March 2003	$100,000
6.65% Series due August 2005	August 2003	115,000
7.5% Series due August 2007	August 2003	100,000
6.0% Series due October 2003	September 2003	155,000
		$470,000

Entergy Gulf States
6.75% Series due March 2003	March 2003	$33,000
Libor + 1.2% Series due June 2003	March 2003	260,000
8.94% Series due January 2022	July 2003	150,000
8.7% Series due April 2024	August 2003	294,950
Libor + 1.3% Series due September 2004	September 2003	300,000
		$1,037,950

Entergy Louisiana
Waterford 3 Lease Obligation payments	-	$35,416
8.5% Series due June 2003	June 2003	150,000
		$185,416

Entergy Mississippi
7.75% Series due February 2003	February 2003	$120,000
6.25% Series due February 2003	February 2003	70,000
6.625% Series due November 2003	March 2003	65,000
8.25% Series due July 2004	March 2003	25,000
Libor + 0.65% Series due May 2004	June 2003	50,000
		$330,000

Entergy New Orleans
6.65% Series due March 2004	September 2003	$30,000
8.0% Series due March 2006	September 2003	40,000
7.0% Series due July 2008	September 2003	30,000
		$100,000

System Energy
Grand Gulf Lease Obligation payment	-	$11,375

On October 1, 2003, Entergy Louisiana purchased its $110.95 million 5.35% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time. Entergy Louisiana used a combination of cash on hand and short-term borrowing to buy-in the bonds.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. As a result of this treatment, SFAS 143 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies and System Energy. Assets and liabilities increased approximately $1.1 billion for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values of $1.1 billion as determined under SFAS 143, increasing utility plant by $288 million, reducing accumulated depreciation by $361 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings in the first quarter of 2003 by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for Entergy's utility subsidiaries include a component for removal costs that are not asset retirement obligations under SFAS 143. Of the current depreciation rates for the domestic utility companies, on a weighted average basis, approximately 7% for Entergy Arkansas, approximately 7% for Entergy Gulf States, approximately 6% for Entergy Louisiana, approximately 14% for Entergy Mississippi, and approximately 4% for Entergy New Orleans represents a component for the net of salvage value and removal costs. Per regulatory accounting requirements, this component is included in accumulated depreciation on the balance sheet. If SFAS 143 had been applied by Entergy's regulated utilities during all prior periods, the following impacts would have resulted:

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

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003 and became effective July 1, 2003. This new standard requires mandatorily redeemable financial instruments to be classified and treated as liabilities in the presentation of financial position and results of operations. The only effect of implementing this new standard for the domestic utility companies and System Energy is the inclusion of long-term debt, preferred stock with sinking fund, and company-obligated mandatorily redeemable preferred securities under the liabilities caption in the domestic utility companies' and System Energy's balance sheets. The domestic utility companies' and System Energy's results of operations and cash flows were not affected by this new standard.

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

Item 4. Controls and Procedures

As of September 30, 2003, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1 (for both "Entergy Corporation, Domestic utility companies, and System Energy" and "Entergy Corporation"), Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy.

Entergy Gulf States Merger Savings Lawsuit (Entergy Corporation and Entergy Gulf States)

See "PART I, Item 1, Entergy Gulf States Merger Savings Lawsuit" in the Form 10-K for a discussion of the lawsuit filed against Entergy Corporation and Entergy Gulf States by plaintiffs claiming to be customers of Entergy Gulf States in Texas and class representatives for all other similarly situated customers. The Texas Supreme Court has requested full briefing from the parties on the merits of the petition for mandamus relief filed in January 2003 with the court by Entergy Corporation and Entergy Gulf States. The PUCT has filed an amicus brief concurring in Entergy Gulf States' position that the matters at issue in the lawsuit fall within the PUCT's exclusive jurisdiction. Oral argument before the Texas Supreme Court is scheduled in November 2003.

Fiber Optic Cable Litigation (Entergy Mississippi)

See "PART I, Item 1, Fiber Optic Cable Litigation" in the Form 10-K for a discussion of the fiber optic cable litigation filed against Entergy Mississippi. The plaintiff agreed to a dismissal of the lawsuit and the case has been closed.

Texas Power Price Lawsuit (Entergy Corporation, Entergy Arkansas, and Entergy Gulf States)

In August 2003, a lawsuit was filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. The named defendants are Entergy Corporation, Entergy Services, Entergy Power, Entergy Power Marketing Corp., Arkansas Electric Cooperative Corporation and Entergy Arkansas. Entergy Gulf States is not a named defendant, but is alleged to be a co-conspirator.

Plaintiffs allege that the defendants implemented a "price gouging accounting scheme" to sell to plaintiffs and similarly situated utility customers higher priced power generated by the defendants while rejecting and/or reselling to off-system utilities, less expensive power offered and/or purchased from off-system suppliers and/or generated by the Entergy system. In particular, plaintiffs allege that the defendants manipulated and continue to manipulate the dispatch of generation so that power is purchased from affiliated expensive resources instead of buying cheaper off-system power.

Plaintiffs estimate that customers in Texas were charged at least $57 million above prevailing market prices for power. Plaintiffs seek actual, consequential and exemplary damages, costs and attorneys' fees, and disgorgement of profits. In September 2003, the Entergy defendants removed the lawsuit to the federal court in Galveston, and in October 2003, filed a pleading seeking dismissal of the plaintiffs' claims. In October 2003, the plaintiffs filed a motion to remand the case to state court. Entergy intends to defend this action vigorously.

Futures and Options Trading Lawsuit (Entergy Corporation)

On August 18, 2003, Cornerstone Propane Partners, L.P. filed a lawsuit in the United States District Court for the Southern District of New York against 40 named defendants, including Entergy-Koch Trading and Entergy Corporation. The lawsuit was filed on behalf of a purported class of all persons who purchased and/or sold natural gas futures and options contracts traded on the New York Mercantile Exchange (NYMEX) between January 1, 2000 and December 31, 2002 and who suffered losses by reason of the defendants' alleged manipulation of the natural gas market.

Cornerstone alleges that the defendants manipulated the prices of natural gas futures and option contracts traded on the NYMEX by deliberately reporting inaccurate, misleading and false trading information, including inflated volume and price information, to trade publications that compile and publish indices of natural gas prices. In addition, Cornerstone alleges that certain defendants, including Entergy-Koch Trading and Entergy Corporation, engaged in trades, including wash trades, whose sole purpose was to create the perception of increased liquidity and demand for natural gas, and thus to artificially inflate the price of natural gas. Cornerstone alleges that the defendants' conduct produced illegal profits and caused actual damages (unspecified in amount) to it and others similarly situated in violation of the Commodity Exchange Act, and that the defendants aided and abetted each other in the commission of violations under the Commodity Exchange Act. Entergy Corporation and Entergy-Koch Trading intend to vigorously defend the lawsuit but cannot predict its outcome.

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

Entergy intends to cooperate fully with the CFTC. Both Entergy and Entergy-Koch Trading are conducting internal reviews and responding to information requests from the CFTC. During reviews in connection with the CFTC investigation, Entergy-Koch Trading has become aware that some of its employees may have misreported prices and volumes to energy industry publications. Entergy-Koch Trading, however, is not aware that any employee participated in manipulation or attempted manipulation of energy price indices. Because this investigation is ongoing and the data are voluminous, Entergy cannot predict when these reviews will be completed or what the outcome will be.

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

Entergy Louisiana
  Purchase a 140 to 156MW capacity purchase call option from RS Cogen for June 2003 through April 2006
  Enter a life-of-unit purchase power agreement (PPA) to purchase approximately 51MW (increasing to 61 MW in 2010) of output from Entergy Power's share of Independence
  Enter a life-of-unit PPA with Entergy Gulf States to purchase two-thirds of the output of the 30% of River Bend formerly owned by Cajun (approximately 200 MW)
  Enter a life-of-resources PPA with Entergy Arkansas to purchase approximately 110MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf 1.
The LPSC has found contracts 1) and 2) to be prudent and has authorized Entergy Louisiana to execute these contracts. An LPSC decision on proposals 3) and 4) is expected by March 2004.

Entergy New Orleans
  Purchase a 45 to 50MW capacity purchase call option from RS Cogen for June 2003 through April 2006
  Enter a life-of-unit PPA to purchase approximately 50MW (increasing to 60 MW in 2010) of output from Entergy Power's share of Independence
  Enter a life-of-unit PPA with Entergy Gulf States to purchase one-third of the output of the 30% of River Bend formerly owned by Cajun (approximately 100 MW)
  Enter a life-of-resources PPA with Entergy Arkansas to purchase approximately 110MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf 1.

In May 2003, in connection with the settlement relating to Entergy New Orleans' cost-of-service study and revenue requirement, the City Council authorized Entergy New Orleans to enter into contracts for the proposed transactions. See Management's Financial Discussion and Analysis for additional discussion of the rate settlement.

Entergy Arkansas	Enter into the life-of-resources PPAs to sell power as discussed in both Entergy Louisiana's and Entergy New Orleans' proposal 4) above.	In May 2003 the APSC found the PPAs involving Entergy Arkansas in the public interest.

Entergy has also filed with the FERC the agreements described above. In May 2003, the FERC accepted the agreements for filing, subject to refund, with the contracts becoming effective on June 1, 2003. The FERC also established a hearing process to review the justness and reasonableness of the agreements. Several parties have intervened or filed protests regarding the request-for-proposals process and the agreements filed with the FERC, and the proceeding is set for hearing in April 2004.

On May 2, 2003, Entergy Services signed a letter of intent to purchase a 725MW generating plant located near Monroe, Louisiana. The plant is owned by a subsidiary of Cleco Corporation, which submitted a bid in response to Entergy Services' request for proposals for supply-side resources. Entergy Services did not execute a purchase agreement before the letter of intent expired on August 15, 2003, but continues negotiations toward the purchase of the plant.

Entergy Services also issued a spring 2003 Request for Proposals in April 2003. Approximately 530MW of short-term resource proposals from non-affiliates were selected for contract negotiation and agreements for approximately 380MW were finalized. In addition, Entergy Services continues to evaluate five short-listed long-term resource proposals received in response to the spring 2003 Request for Proposals and is currently pursuing due diligence efforts and additional discussions with these bidders.

Entergy Services also issued on October 1, 2003 a draft fall 2003 Request for Proposals for limited term (1 to 3 year) resources only and plans to issue a final Request for Proposal in mid-November 2003.

In October 2003, the LPSC approved on an interim basis a method of calculating the payments for energy that Entergy Gulf States and Entergy Louisiana make to qualified facilities pursuant to the PURPA. Up to 2,220MW of qualified facility power is now being put to Entergy in Louisiana, much of it during off-peak periods when wholesale power prices are typically lower than the calculated avoided energy cost for that same hour. On an interim basis, the LPSC approved calculating the payments based on a formula that more accurately reflects the market price of energy. The payments were being calculated based on the cost avoided by Entergy not having to generate the power from one of its plants. The LPSC-approved calculation is expected to reduce the amount that Entergy Gulf States and Entergy Louisiana customers pay for fuel and purchased power. Entergy's RS Cogen joint venture operates a qualified facility, and management expects its results to be negatively affected by the LPSC-approved calculation. During the interim period, the LPSC will require Entergy to keep records of the required payments calculated under both the interim method and the previous method, and if the LPSC decides to go back to the previous methodology, additional payments to the qualified facilities will be required. If such additional payments are required to be made, they will be recoverable through the fuel adjustment charges billed by Entergy Gulf States and Entergy Louisiana to their retail customers. Several of the qualified facilities have filed a joint motion requesting that the LPSC reconsider its October 2003 order.

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

Interconnection Orders

See "PART I, Item 1, Interconnection Orders" in the Form 10-K for discussion of the orders issued by the FERC in proceedings involving interconnection agreements with certain generators interconnecting to the domestic utility companies' transmission system. In July 2003, the FERC issued its final rule on the standardization of generation interconnection agreements and procedures. Among other things, the final rule incorporates pricing policies that require the transmission provider's other customers to bear the vast majority of costs required when a new generator interconnects to its transmission system. The FERC has issued an order delaying the effective date of the final rule until January 20, 2004. Entergy continues to evaluate its alternatives with respect to implementation of the final rule.

FERC's Market Power Screen

See "PART I, Item 1, FERC's Market Power Screen" in the Form 10-K for discussion of FERC's order establishing a new generation market power screen for purposes of evaluating a utility's request for market-based rate authority, the application of that order to the Entergy System, and Entergy's request for rehearing. In June 2003, the FERC proposed new market behavior rules and tariff provisions that would be applied to any market-based sale. Entergy submitted comments on the proposed rules and tariff provisions, and is currently awaiting further FERC action.

Generator Operating Limits proceeding

See "PART I, Item 1, Generator Operating Limits (GOL) proceeding" in the Form 10-K for discussion of Entergy's proposed Generator Operating Limit procedures filed with FERC. Certain intervenors in the proceeding requested a stay and a rehearing of FERC's March 13, 2003 order. In a June 2003 order on rehearing, the FERC denied the request for a stay and clarified its prior order approving the GOL procedures for exports off the Entergy transmission system. Also in June 2003, the FERC approved, with certain modifications, Entergy's proposed procedures for transactions internal to the Entergy control area.

System Agreement

See "PART I, Item 1, System Agreement" in the Form 10-K for discussion of the proceeding commenced at FERC by the LPSC and the City Council regarding production cost equalization under the System Agreement. On April 4, 2003, witnesses on behalf of the FERC staff filed testimony in the proceeding suggesting that full production cost equalization should not be adopted by the FERC in this case, and that when measured over a suitably long period, the total production costs of the domestic utility companies were roughly equal and were likely to remain so, given the Entergy System's proposed resource plan. Pursuant to the settlement agreement approved by the City Council in May 2003, the City Council withdrew as a complainant from the proceeding, but continues to participate as an intervenor. Hearings in the proceeding ended in late-August 2003. An ALJ decision is expected in February 2004.

Environmental Regulation

See "PART I, Item 1, Clean Water Act" in the Form 10-K for information related to EPA proposed regulations for existing power plants employing once-through cooling technology. The EPA plans to finalize regulations in 2004. Regarding intake water and discharge water controls likely to be required by the Clean Water Act at power plants, the EPA, in coordination with the states of Massachusetts and Rhode Island, recently has issued a permit to a large non-nuclear facility in Massachusetts requiring the facility to reduce substantially its intake of water, impingement and entrainment of aquatic species, and discharge of heated water.  The flow reductions required by the new permit likely will require the facility to expend significant funds in retrofitting the plant to use a new closed-loop cooling water structure instead of its current once-through cooling system, or be required to take "forced outages" during the fish spawning times to effectively reach the same results as installing new equipment.  The development of reissued Clean Water Act permits for Entergy's Pilgrim and Indian Point facilities likely will include discussion and negotiation with the EPA and the New York Department of Environmental Conservation (NYDEC) of similar water intake and discharge issues, as will subsequent permit reissuance procedures for other nuclear and non-nuclear facilities.  The availability of approvable technical options is expected to vary from facility to facility according to the facility's location, the water body from which it draws and into which it discharges cooling water, and the sensitivity of the species and ecosystems in that area.  Entergy continues to monitor the regulatory developments in this area and to assess available options.

See "PART I, Item 1, Clean Water Act" in the Form 10-K for information related to renewal of the Indian Point discharge permit issued by New York. As a result of a recent legal settlement, the NYDEC has agreed to issue a new draft State Pollutant Discharge Elimination System (SPDES) permit for the Indian Point plants by November 14, 2003. There will then be public meetings and negotiations which should result in a renewal SPDES permit issued by the NYDEC sometime in 2004.

(Entergy Gulf States)

See "PART I, Item 1, Other Environmental Matters" in the Form 10-K for information related to the proposed ten-year groundwater monitoring program that was to begin in 2003. A ten-year groundwater monitoring study will commence upon the EPA's issuance of an Administrative Consent Order in early 2004.

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

Low-Level Radioactive Waste Policy Act of 1980

See "PART I, Item 1, Low-Level Radioactive Waste Policy Act of 1980" in the Form 10-K for information related to the disposal of low-level radioactive waste.

(Entergy Corporation)

As discussed in the Form 10-K, the state of Vermont, where Vermont Yankee is located, participates in a regional compact with Maine and Texas. In 2003, the Texas legislature passed a bill providing for the private development of a low-level radioactive waste disposal facility in the state of Texas.

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

(Entergy Arkansas, Entergy Gulf States, Entergy Louisiana)

The state of Nebraska has appealed the U.S. District Court's decision that found that the state of Nebraska violated its federal obligation to the United States and the states of Arkansas, Kansas, Louisiana, and Oklahoma when it considered, delayed, and then denied a license to build a low-level radioactive waste disposal facility that was to be used by the citizens of those states.

Non-Utility Nuclear Business

As discussed in "PART I, Item 1, Non-Utility Nuclear" in the Form 10-K, Entergy's Non-Utility Nuclear business provides operations and management services to nuclear power plants owned by other utilities in the United States. In September 2003, the Non-Utility Nuclear business agreed to provide administrative support services for the 800MW Cooper Nuclear Station located near Brownville, Nebraska. The contract is for 10 years, the remaining term of the plant's operating license. Entergy will receive $12 million in 2004, $13 million in 2005, and $14 million in 2006 and each of the remaining years of the contract. Entergy can also receive up to $6 million more per year beginning in 2007 if top decile in the industry safety and regulatory goals are met. In addition, Entergy will be reimbursed for all employee-related expenses.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	1998	1999	2000	2001	2002	2003

Entergy Arkansas	2.63	2.08	3.01	3.29	2.79	3.35
Entergy Gulf States	1.40	2.18	2.60	2.36	2.49	1.66
Entergy Louisiana	3.18	3.48	3.33	2.76	3.14	3.38
Entergy Mississippi	3.12	2.44	2.33	2.14	2.48	2.92
Entergy New Orleans	2.65	3.00	2.66	(b)	(c)	1.67
System Energy	2.52	1.90	2.41	2.12	3.25	3.44

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends
	Twelve Months Ended
	December 31,					September 30,
	1998	1999	2000	2001	2002	2003

Entergy Arkansas	2.28	1.80	2.70	2.99	2.53	3.01
Entergy Gulf States (a)	1.20	1.86	2.39	2.21	2.40	1.61
Entergy Louisiana	2.75	3.09	2.93	2.51	2.86	3.02
Entergy Mississippi	2.80	2.18	2.09	1.96	2.27	2.68
Entergy New Orleans	2.41	2.74	2.43	(b)	(c)	1.51

(a)	"Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock for the twelve months ended December 31, 1998 and 1999.
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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits*
4(a) -	Officer's Certificate for Entergy Corporation.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation and System Energy.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation and System Energy.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Gulf States.

32(e) -	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

32(f) -	Section 1350 Certification for Entergy Mississippi.

32(g) -	Section 1350 Certification for Entergy New Orleans.

32(h) -	Section 1350 Certification for System Energy.

32(i) -	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

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
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2003, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2003.

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

Entergy Corporation

A Current Report on Form 8-K, dated September 3, 2003, was submitted to the SEC on September 3, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated September 17, 2003, was submitted to the SEC on September 17, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated October 9, 2003, was submitted to the SEC on October 9, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation

A Current Report on Form 8-K, dated October 23, 2003, was submitted to the SEC on October 23, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation

A Current Report on Form 8-K, dated October 24, 2003, was submitted to the SEC on October 24, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated October 28, 2003, was submitted to the SEC on October 28, 2003, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," and Item 9. "Regulation FD Disclosure".

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

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: November 7, 2003