Form 10-K
period 2003-12-31
SYSTEM ENERGY RESOURCES INC; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; ENTERGY LOUISIANA INC; ENTERGY CORP /DE/
filed 2004-03-11
CIK 202584, 7323, 44570, 66901, 71508, 60527, 65984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000	72-1229752

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000	71-0005900

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631	74-0662730

1-8474	ENTERGY LOUISIANA, INC. (a Louisiana corporation) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 840-2734	72-0245590

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000	64-0205830

0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 505 New Orleans, Louisiana 70112 Telephone (504) 670-3674	72-0273040

1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000	72-0752777

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value - 231,032,604 shares outstanding at February 27, 2004	New York Stock Exchange, Inc. Chicago Stock Exchange Inc. Pacific Exchange Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 6.7% Series due April 2032 Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Arkansas Capital I	8-1/2% Cumulative Quarterly Income Preferred Securities, Series A (guaranteed by Entergy Arkansas, Inc.)	New York Stock Exchange, Inc.

Entergy Gulf States, Inc.	Preferred Stock, Cumulative, $100 Par Value: $4.40 Dividend Series $4.52 Dividend Series $5.08 Dividend Series Adjustable Rate Series B (Depository Receipts)	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Entergy Gulf States Capital I	8.75% Cumulative Quarterly Income Preferred Securities, Series A (guaranteed by Entergy Gulf States, Inc.)	New York Stock Exchange, Inc.

Entergy Louisiana, Inc.	Mortgage Bonds, 7.6% Series due April 2032	New York Stock Exchange, Inc.

Entergy Louisiana Capital I	9% Cumulative Quarterly Income Preferred Securities, Series A (guaranteed by Entergy Louisiana, Inc.)	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032 Mortgage Bonds, 7.25% Series due December 2032	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Louisiana, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $25 Par Value

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes Ö No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

	Yes	No
Entergy Corporation Entergy Arkansas, Inc. Entergy Gulf States, Inc. Entergy Louisiana, Inc. Entergy Mississippi, Inc. Entergy New Orleans, Inc. System Energy Resources, Inc.	Ö	Ö Ö Ö Ö Ö Ö

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2003, was $12.0 billion based on the reported last sale price of $52.78 per share for such stock on the New York Stock Exchange on June 30, 2003. Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 14, 2004, are incorporated by reference into Parts I and III hereof.

TABLE OF CONTENTS
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Part II. Item 9.	336
Controls and Procedures	Part II. Item 9A.	336
Directors and Executive Officers of the Registrants	Part III. Item 10.	337
Executive Compensation	Part III. Item 11.	342
Security Ownership of Certain Beneficial Owners and Management	Part III. Item 12.	352
Certain Relationships and Related Transactions	Part III. Item 13.	355
Principal Accountant Fees and Services	Part IV. Item 14	356
Exhibits, Financial Statement Schedules, and Reports on Form 8-K	Part IV. Item 15.	359
Signatures		360
Independent Auditors' Consents		367
Independent Auditors' Report on Financial Statement Schedules		368
Index to Financial Statement Schedules		S-1
Exhibit Index		E-1

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

    resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, and other regulatory decisions, including those related to Entergy's System Agreement and utility supply plan
    Entergy's ability to reduce its operation and maintenance costs, particularly at its Non-Utility Nuclear generating facilities, including the uncertainty of negotiations with unions to agree to such reductions the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to extend or replace the existing purchased power agreements for those facilities, including the Non-Utility Nuclear plants, and the prices and availability of power Entergy must purchase for its utility customers
    Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities
    Entergy-Koch's profitability in trading physical and financial natural gas and power as well as other energy and weather-related contracts changes in the number of participants in the energy trading market, and in their creditworthiness and risk profile changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt and to fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock changes in inflation and interest rates
    Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms changes in ownership of joint ventures
    volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the establishment of a regional transmission organization that includes Entergy's utility service territory changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of Indian Point or other nuclear generating facilities resolution of pending or future applications for license extensions of nuclear generating facilities changes in law resulting from proposed energy legislation
    changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather, hurricanes, and other disasters
    advances in technology
    the potential impacts of threatened or actual terrorism and war the success of Entergy's strategies to reduce current tax payments the effects of litigation
    changes in accounting standards, corporate governance, and securities law requirements
    Entergy's ability to attract and retain talented management and directors.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
BCF	One billion cubic feet of natural gas
BCF/D	One billion cubic feet of natural gas per day
Board	Board of Directors of Entergy Corporation
BPS	British pounds sterling
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
Damhead Creek	800 MW (gas) combined cycle electric generating facility located in the United Kingdom that entered commercial operations in the first quarter of 2001 and was sold by Entergy in 2002
DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EITF	FASB's Emerging Issues Task Force
electricity marketed	Total physical volume marketed by Entergy-Koch in the U.S. and Europe during the period
electricity volatility	Measure of price fluctuation over time using standard deviation of daily price differences for into-Entergy and into-Cinergy power prices for the upcoming month
Energy Commodity Services

Entergy's business segment that is focused almost exclusively on providing energy commodity trading and gas transportation and storage services through Entergy-Koch, LP and also includes Entergy's non-nuclear wholesale assets business

Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick nuclear power plant, 825 MW facility located near Oswego, New York, purchased in November 2000 from New York Power Authority (NYPA) by Entergy's Non-Utility Nuclear business

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

gain/loss days	Ratio of the number of days when Entergy-Koch recognized a net gain from commodity trading activities to the number of days when Entergy-Koch recognized a net loss from commodity trading activities
gas marketed	Total physical volume marketed by Entergy-Koch in the U.S. and Europe during the period
gas volatility	Measure of price fluctuation over time using standard deviation of daily price differences for Henry Hub natural gas prices for the upcoming month
Grand Gulf 1	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 1

Indian Point Energy Center Unit 1 nuclear power plant that has been shut-down and in safe storage since the 1970s, located in Westchester County, New York, purchased in September 2001 together with Indian Point 2 from Consolidated Edison by Entergy's Non-Utility Nuclear business

Indian Point 2

Indian Point Energy Center Unit 2 nuclear power plant, 984 MW facility located in Westchester County, New York, purchased in September 2001 from Consolidated Edison by Entergy's Non-Utility Nuclear business

Indian Point 3	Indian Point Energy Center Unit 3 nuclear power plant, 994 MW facility located in Westchester County, New York, purchased in November 2000 from NYPA by Entergy's Non-Utility Nuclear business
IRS	Internal Revenue Service
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
miles of pipeline	Total miles of transmission and gathering pipeline
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; other regulatory credits; and amortization of rate deferrals

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
Pilgrim	Pilgrim Nuclear Station, 688 MW facility located in Plymouth, Massachusetts, purchased in July 1999 from Boston Edison by Entergy's Non-Utility Nuclear business
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 1935, as amended
PURPA	Public Utility Regulatory Policies Act of 1978
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf 1
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
storage capacity	Working gas storage capacity
System Energy	System Energy Resources, Inc.
throughput	Gas in BCF/D transported through a pipeline during the period
UK	The United Kingdom of Great Britain and Northern Ireland
U.S. Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Vermont Yankee	Vermont Yankee nuclear power plant, 510 MW facility located in Vernon, Vermont, purchased in July 2002 from Vermont Yankee Nuclear Power Corporation (VYNPC) by Entergy's Non-Utility Nuclear business
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

ENTERGY'S BUSINESS

Entergy Corporation is an integrated energy company engaged primarily in electric power production, retail electric distribution operations, energy marketing and trading, and gas transportation. Entergy owns and operates power plants with approximately 30,000 MW of electric generating capacity, and it is the second-largest nuclear power generator in the United States. Entergy delivers electricity to 2.6 million utility customers in Arkansas, Louisiana, Mississippi, and Texas. Through Entergy-Koch, Entergy is a leading provider of wholesale energy marketing and trading services, as well as an operator of natural gas pipeline and storage facilities. Entergy generated annual revenues of over $9 billion in 2003 and had approximately 14,800 employees as of December 31, 2003.

Entergy Corporation is an integrated energy company engaged primarily in electric power production, retail electric distribution operations, energy marketing and trading, and gas transportation. Entergy owns and operates power plants with approximately 30,000 MW of electric generating capacity, and it is the second-largest nuclear power generator in the United States. Entergy delivers electricity to 2.6 million utility customers in Arkansas, Louisiana, Mississippi, and Texas. Through Entergy-Koch, Entergy is a leading provider of wholesale energy marketing and trading services, as well as an operator of natural gas pipeline and storage facilities. Entergy generated annual revenues of over $9 billion in 2003 and had approximately 14,800 employees as of December 31, 2003.

Entergy operates primarily through three business segments: U.S. Utility, Non-Utility Nuclear, and Energy Commodity Services.

    U.S. Utility generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution.

    Non-Utility Nuclear owns and operates five nuclear power plants and sells the electric power produced by those plants to wholesale customers. This business also provides services to other nuclear power plant owners.

    Energy Commodity Services provides energy commodity trading and gas transportation and storage services through Entergy-Koch, LP. Energy Commodity Services also includes Entergy's non-nuclear wholesale assets business, which sells electric power produced by those assets to wholesale customers while it focuses on selling the majority of those assets.

Entergy's business operates primarily through its regulated utility subsidiaries in a four-state service territory that includes portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans. Entergy has reshaped its non-utility business through the sale in 1998 of its international electric distribution businesses located in the UK and Australia; the growth of its Non-Utility Nuclear business in the northeastern United States beginning in 1999; and the termination of new greenfield power development activity in 2002. With the start of the Entergy-Koch joint venture in early 2001, Entergy expanded its business opportunities into new areas. The trading activities of Entergy-Koch extend to various parts of the United States, as well as the United Kingdom, Western Europe, and Canada. Entergy-Koch's Gulf South Pipeline system covers the Gulf Coast region of the United States. Entergy's financial interest in the Entergy-Koch venture allows it to appoint four of the eight members of the general partner's board of directors. Operating decisions for Entergy-Koch are made by Entergy-Koch management.

OPERATING INFORMATION
For the Years Ended December 31, 2003, 2002, and 2001

	U.S. Utility	Non-Utility Nuclear	Energy Commodity Services	Entergy Consolidated (a)
	(In Thousands)
2003
Operating revenues	$7,584,857	$1,274,983	$184,888	$9,194,920
Operating expenses	6,274,830	1,039,614	224,567	7,710,365
Other income	(35,965)	33,997	337,334	325,238
Interest and other charges	419,111	34,460	15,193	506,326
Income taxes	341,044	88,619	105,903	490,074
Cumulative effect of accounting change	(21,333)	154,512	3,895	137,074
Net income	492,574	300,799	180,454	950,467

2002
Operating revenues	$6,773,509	$1,200,238	$294,670	$8,305,035
Operating expenses	5,434,694	868,288	769,834	7,163,314
Other income	47,603	48,572	249,678	347,753
Interest and other charges	465,703	47,291	61,632	572,464
Income taxes	313,752	132,726	(141,288)	293,938
Net income (loss)	606,963	200,505	(145,830)	623,072

2001
Operating revenues	$7,432,920	$789,244	$1,370,485	$9,620,899
Operating expenses	6,050,534	576,510	1,361,153	8,072,954
Other income	69,157	50,916	222,571	349,353
Interest and other charges	576,705	55,717	74,953	714,580
Income taxes	300,284	80,053	74,493	455,693
Cumulative effect of accounting change	-	-	23,482	23,482
Net income	574,554	127,880	105,939	750,507

CASH FLOW INFORMATION
For the Years Ended December 31, 2003, 2002, and 2001

	U.S. Utility	Non-Utility Nuclear	Energy Commodity Services	Entergy Consolidated (a)
	(In Thousands)
2003
Net cash flow provided by (used in) operating activities	$1,675,069	$182,524	($111,291)	$2,005,820
Net cash flow used in investing activities	(1,441,992)	(184,913)	(78,120)	(1,783,130)
Net cash flow provided by (used in) financing activities	(919,983)	(6,672)	166,165	(869,130)

2002
Net cash flow provided by (used in) operating activities	$2,341,161	$281,589	($3,714)	$2,181,703
Net cash flow used in investing activities	(1,020,087)	(438,664)	(760)	(1,388,463)
Net cash flow provided by (used in) financing activities	(688,201)	176,162	(66,151)	(212,610)

2001
Net cash flow provided by (used in) operating activities	$1,647,969	$263,476	($127,938)	$2,215,548
Net cash flow provided by (used in) investing activities	(1,243,715)	(1,061,820)	138,351	(2,224,720)
Net cash flow provided by (used in) financing activities	(303,520)	292,872	(148,501)	(622,004)

FINANCIAL POSITION INFORMATION
December 31, 2003 and 2002

	U.S. Utility	Non-Utility Nuclear	Energy Commodity Services	Entergy Consolidated (a)
	(In Thousands)
2003
Current assets	$2,117,260	$542,837	$466,132	$2,919,244
Other property and investments	1,151,538	1,326,347	1,137,069	3,746,926
Property, plant and equipment - net	16,242,775	1,557,025	463,403	18,298,797
Deferred debits and other assets	2,917,563	745,568	10,317	3,589,243
Current liabilities	1,671,607	330,684	478,693	2,282,223
Non-current liabilities	15,309,482	1,891,805	41,450	17,568,329
Shareholders' equity	5,448,047	1,949,288	1,614,620	8,703,658

2002
Current assets	$2,517,001	$706,056	$504,836	$3,205,583
Other property and investments	1,089,871	1,437,896	1,175,842	3,468,240
Property, plant and equipment - net	15,594,128	1,613,369	429,677	17,665,003
Deferred debits and other assets	2,429,523	724,987	57,117	3,165,540
Current liabilities	2,479,783	947,731	348,200	3,172,189
Non-current liabilities	13,755,569	2,175,467	182,750	16,493,940
Shareholders' equity	5,395,171	1,359,110	1,636,522	7,838,237

(a) In addition to the 3 operating segments presented here, Entergy Consolidated also includes Entergy Corporation (parent company), other business activity, and intercompany eliminations.

The following shows the principal subsidiaries and affiliates within Entergy's business segments. Companies that file reports and other information with the SEC under the Securities Exchange Act of 1934 are identified in bold-faced type.

Entergy Corporation

U. S. Utility	Non-Utility Nuclear	Energy Commodity Services

Entergy Arkansas, Inc.	Entergy Nuclear Operations, Inc.	Entergy-Koch, LP	Non-Nuclear Wholesale Assets
Entergy Gulf States, Inc.	Entergy Nuclear Finance, Inc.	(50% ownership)
Entergy Louisiana, Inc.	Entergy Nuclear Generation Co. (Pilgrim)
Entergy Mississippi, Inc.	Entergy Nuclear FitzPatrick LLC	Gulf South Pipeline	Entergy Power Development Corp.
Entergy New Orleans, Inc.	Entergy Nuclear Indian Point 2, LLC	Entergy-Koch Trading	Entergy Asset Management, Inc.
System Energy Resources, Inc.	Entergy Nuclear Indian Point 3, LLC
Entergy Operations, Inc.	Entergy Nuclear Vermont Yankee, LLC
Entergy Services, Inc.	Entergy Nuclear, Inc.
System Fuels, Inc.	Entergy Nuclear Fuels Company
Entergy Nuclear Nebraska LLC

In addition to its three primary operating segments, Entergy's Competitive Retail Services business markets and sells electricity, thermal energy and related services in competitive markets, primarily the ERCOT region in Texas, where it has over 60,000 customers. This business is also preparing to operate as Entergy's affiliated competitive retailer when retail open access commences in Entergy Gulf States' service territory in Texas. Competitive Retail Services does not currently have material levels of revenue, net income, or total assets; and Entergy reports this business as part of All Other in its segment disclosures.

Strategy

Entergy's strategy is to create value by focusing on asset management and strong operational execution, with a particular emphasis on service reliability and excellence in nuclear operations.  Entergy continually evaluates its business position, with a view toward enhancing the company's scale, scope, and skill advantages. It applies a well-developed point of view of the marketplace and strong risk management to manage its asset portfolio and customer relationships. Entergy benchmarks its operational performance against industry and competitor standards on measures such as safety, reliability, customer service, and cost efficiency.

___________________________________________________________________________________________

Availability of SEC filings and other information on Entergy's website

Entergy's internet address is www.entergy.com. Entergy's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to any of these reports, are available free of charge through Entergy's website as soon as reasonably practicable after filing with the SEC. Financial presentations and news releases are also available through Entergy's website. Additionally, Entergy's Corporate Governance Guidelines, Board Committee Charters for the Corporate Governance, Audit, and Personnel Committees, and Entergy's Codes of Conduct are posted on Entergy's website. This information is also available in print to any investor that requests it.

Part I, Item 1 is continued on page 104.

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

The Audit Committee of the Board of Directors, composed solely of independent Directors, meets with the independent auditors, internal auditors, management, and internal accountants periodically to discuss internal accounting controls and auditing and financial reporting matters. The Audit Committee appoints the independent auditors annually and reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management, providing free access to the Committee.

Independent public accountants regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements. They also provide the Audit Committee their judgments about the quality of accounting policies and disclosures.

Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

J. WAYNE LEONARD Chief Executive Officer of Entergy Corporation	LEO P. DENAULT Executive Vice President and Chief Financial Officer of Entergy Corporation

HUGH T. MCDONALD Chairman, President, and Chief Executive Officer of Entergy Arkansas, Inc.	JOSEPH F. DOMINO Chairman of Entergy Gulf States, Inc., President and Chief Executive Officer - Texas of Entergy Gulf States, Inc.

E. RENAE CONLEY Chairman, President, and Chief Executive Officer of Entergy Louisiana, Inc.; President and Chief Executive Officer- Louisiana of Entergy Gulf States, Inc.	CAROLYN C. SHANKS Chairman, President, and Chief Executive Officer of Entergy Mississippi, Inc.

DANIEL F. PACKER Chairman, President, and Chief Executive Officer of Entergy New Orleans, Inc.	GARY J. TAYLOR Chairman, President, and Chief Executive Officer of System Energy Resources, Inc.

THEODORE H. BUNTING, JR. Vice President and Chief Financial Officer of System Energy Resources, Inc.	JAY A. LEWIS Vice President and Chief Financial Officer of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., and Entergy New Orleans, Inc.

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Corporation is an investor-owned public utility holding company that operates primarily through three business segments.

    U.S. Utility generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution.

    Non-Utility Nuclear owns and operates five nuclear power plants and sells the electric power produced by those plants to wholesale customers. This business also provides services to other nuclear power plant owners.

    Energy Commodity Services provides energy commodity trading and gas transportation and storage services through Entergy-Koch, LP. Energy Commodity Services also includes Entergy's non-nuclear wholesale assets business, which sells electric power produced by those assets to wholesale customers while it focuses on selling the majority of those assets.

Following are the percentages of Entergy's consolidated revenues and net income generated by these segments and the percentage of total assets held by them:

	% of Revenue			% of Net Income			% of Total Assets
Segment	2003	2002	2001	2003	2002	2001	2003	2002	2001

U.S. Utility	82	82	77	52	97	77	79	79	78
Non-Utility Nuclear	14	14	8	32	32	17	15	16	13
Energy Commodity Services	2	4	14	19	(23)	14	7	8	9
Parent & Other	2	-	1	(3)	(6)	(8)	(1)	(3)	-

Results of Operations

Earnings applicable to common stock for the years ended December 31, 2003, 2002, and 2001 by operating segment are as follows:

Operating Segment	2003	2002	2001
		(In Thousands)

U.S. Utility	$469,050	$583,251	$550,243
Non-Utility Nuclear	300,799	200,505	127,880
Energy Commodity Services	180,454	(145,830)	105,939
Parent & Other	(23,360)	(38,566)	(57,866)
Total	$926,943	$599,360	$726,196

Entergy's income before taxes is discussed according to the business segments listed above. Earnings for 2003 include the $137.1 million net-of-tax cumulative effect of changes in accounting principle that increased earnings in the first quarter of 2003, almost entirely resulting from the implementation of SFAS 143. Earnings were negatively affected in the fourth quarter of 2003 by voluntary severance program expenses of $122.8 million net-of-tax. As part of an initiative to achieve productivity improvements with a goal of reducing costs, primarily in the Non-Utility Nuclear and U.S. Utility businesses, in the second half of 2003 Entergy offered a voluntary severance program to employees in various departments. Approximately 1,100 employees, including 650 employees in nuclear operations from the Non-Utility Nuclear and U.S. Utility businesses, accepted the offers.

Earnings for 2002 were negatively affected by net charges ($238.3 million after-tax) reflecting the effect of Entergy's decision to discontinue additional greenfield power plant development and asset impairments resulting from the deteriorating economics of wholesale power markets principally in the United States and the United Kingdom. The net charges are discussed more fully below in the Energy Commodity Services discussion. See Note 12 to the consolidated financial statements for further discussion of Entergy's business segments and their financial results in 2003, 2002, and 2001.

Refer to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES" which accompanies Entergy Corporation's consolidated financial statements in this report for further information with respect to operating statistics.

U.S. Utility

The decrease in earnings for the U.S. Utility for 2003 from $583 million to $469 million was primarily due to a $107.7 million ($65.6 million net-of-tax) accrual of the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs; $99.8 million ($70.1 million net-of-tax) of charges recorded in connection with the voluntary severance program; and the $21.3 million net-of-tax cumulative effect of a change in accounting principle that reduced earnings at Entergy Gulf States in the first quarter of 2003 upon implementation of SFAS 143. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. Partially offsetting the decrease in earnings were decreased interest charges and increased net revenue.

The increase in earnings for the U.S. Utility for 2002 from $550 million to $583 million was primarily due to an increase in net revenue and a decrease in interest charges, partially offset by increases in depreciation and amortization expenses and other operation and maintenance expenses.

Net Revenue

2003 Compared to 2002

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing 2003 to 2002.

(In Millions)

2002 net revenue	$4,209.6
Base rate increases	66.2
Base rate decreases	(23.3)
Fuel price	56.2
Asset retirement obligation	42.9
Net wholesale revenue	23.2
March 2002 Ark. settlement agreement	(154.0)
Other	(6.3)
2003 net revenue	$4,214.5

Base rates increased net revenue due to base rate increases at Entergy Mississippi and Entergy New Orleans that became effective in January 2003 and June 2003, respectively. Entergy Gulf States implemented base rate decreases in its Louisiana jurisdiction effective June 2002 and January 2003. The January 2003 base rate decrease of $22.1 million has a minimal impact on net income due to a corresponding reduction in nuclear depreciation and decommissioning expenses associated with the change in accounting estimate to reflect an assumed extension of River Bend's useful life.

The fuel price variance is due to a revised estimate made in December 2002 of the fuel cost component of the price applied to unbilled sales and further revision of that estimate in the first quarter of 2003.

The asset retirement obligation variance is due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations," adopted in January 2003. See "Critical Accounting Estimates" for more details on SFAS 143. The increase is offset by increased depreciation and decommissioning expenses and has no effect on net income.

The increase in net wholesale revenue is primarily due an increase in sales volume to municipal and cooperative customers.

The March 2002 settlement agreement variance reflects the absence in 2003 of the effect of recording the ice storm settlement approved by the APSC in 2002. This settlement resulted in previously deferred revenues at Entergy Arkansas per the transition cost account mechanism being recorded in net revenue in the second quarter of 2002. The decrease is offset by a corresponding decrease in other operation and maintenance expenses and has a minimal effect on net income.

Gross operating revenues and regulatory credits

Gross operating revenues include an increase in fuel cost recovery revenues of $682 million and $53 million in electric and gas sales, respectively, primarily due to higher fuel rates in 2003 resulting from increases in the market prices of purchased power and natural gas. As such, this revenue increase is offset by increased fuel and purchased power expenses.

Other regulatory credits decreased primarily due to the March 2002 settlement agreement mentioned above, which increased other regulatory credits in 2002 to offset other operation and maintenance expenses of $159.9 million related to the December 2000 ice storms. The decrease was partially offset by the asset retirement obligation mentioned above, which increased other regulatory credits in 2003 to offset the increases in depreciation and decommissioning expenses.

2002 Compared to 2001

Following is an analysis of the change in net revenue comparing 2002 to 2001.

(In Millions)

2001 net revenue	$3,873.1
March 2002 Ark. settlement agreement	180.7
Volume/weather	155.7
Fuel price	94.3
System Energy refund in 2001	(128.9)
Other	34.7
2002 net revenue	$4,209.6

The March 2002 settlement agreement is discussed above and is offset by an increase in other operation and maintenance expenses. The effect on net income in 2002 is a decrease of $2.2 million.

The volume/weather variance is due to increased electricity usage in the service territories. Billed usage increased a total of 2,149 GWh in the residential and commercial sectors.

The fuel price variance is due to an increase in the price applied to unbilled sales partially offset by a revised estimate made in December 2002 to the fuel cost component of that price.

The effect of the System Energy refund resulted from System Energy's application to FERC in May 1995 for a rate increase, which it implemented in December 1995, subject to refund. The request sought changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. In July 2000, FERC approved a lower rate of return than the rate sought by System Energy. Upon receipt of a final FERC order in July 2001, Entergy Arkansas and Entergy Louisiana recorded entries to spread the impacts of FERC's order to the various revenue, expense, asset, and liability accounts affected, as if the order had been in place since commencement of the case in 1995. The accounting entries necessary to record the effects of the order reduced purchased power expenses in 2001, which resulted in a corresponding increase in net revenue in 2001. The System Energy refund proceeding is discussed in Note 2 to the consolidated financial statements.

Gross operating revenues

Gross operating revenues include a decrease in fuel cost recovery revenue of $897.4 million and $60.5 million related to electric sales and gas sales, respectively, primarily due to lower fuel recovery factors resulting from decreases in the market prices of natural gas and purchased power in 2002. As such, this revenue decrease is offset by decreased fuel and purchased power expenses.

Other Income Statement Variances

2003 Compared to 2002

Other operation and maintenance expenses decreased primarily due to decreased expenses at Entergy Arkansas. The March 2002 settlement agreement that became final in the second quarter of 2002, allowing Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected transition cost account amounts, increased Entergy Arkansas' expenses by $159.9 million in 2002. This increase in expenses in 2002 was offset by a regulatory credit resulting in no effect on net income. The decrease was partially offset by an increase of $99.8 million in benefit costs as a result of voluntary severance program accruals in 2003.

Decommissioning expense increased primarily due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations." The increase in decommissioning expense is offset by increases in other regulatory credits and interest and dividend income and has an insignificant effect on net income.

Depreciation and amortization expenses increased primarily due to an increase in plant in service. The increase was also due to the implementation of SFAS 143. The increase in depreciation and amortization expense due to SFAS 143 implementation is offset by increases in other regulatory credits and interest and dividend income and has an insignificant effect on net income.

Other income decreased primarily due to a decrease in "miscellaneous - net" as a result of a $107.7 million accrual in the second quarter 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the consolidated financial statements for more details regarding the River Bend abeyed plant costs. The decrease was partially offset by an increase in interest and dividend income as a result of the implementation of SFAS 143.

Interest charges decreased primarily due to a decrease of $28.5 million in interest on long-term debt due to the redemption and refinancing of long-term debt. Refer to Note 5 to the consolidated financial statements for detail of long-term debt outstanding as of December 31, 2003 and 2002.

2002 Compared to 2001

In addition to the effect of the March 2002 settlement agreement at Entergy Arkansas, the increase in other operation and maintenance expenses was primarily due to:

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

Depreciation and amortization expenses increased primarily due to the effects in 2001 of the final FERC order addressing System Energy's 1995 rate filing.

Other income decreased primarily due to:

    interest recognized in 2001 on Grand Gulf 1's decommissioning trust funds resulting from the final order addressing System Energy's rate proceeding;

    interest recognized in 2001 at Entergy Mississippi and Entergy New Orleans on the deferred System Energy costs related to its 1995 rate filing that were not being recovered through rates; and

    lower interest earned on declining deferred fuel balances.

The decrease was partially offset by an increase in "miscellaneous - net" of $26.7 million due to the cessation of amortization of goodwill in January 2002 upon implementation of SFAS 142 and settlement of liability insurance coverage at Entergy Gulf States.

Interest and other charges decreased primarily due to:

    a decrease of $31.9 million in interest on long-term debt primarily due to the retirement of long-term debt in late 2001 and early 2002; and

    a decrease of $76.0 million in other interest expense primarily due to interest recorded on System Energy's provision for rate refund in 2001 resulting from the effects of the final FERC order addressing System Energy's 1995 rate filing. The refund was made in December 2001.

Non-Utility Nuclear

Following are key performance measures for Non-Utility Nuclear:

	2003	2002	2001

Net MW in operation at December 31	4,001	3,955	3,445
Average realized price per MWh	$38.54	$40.49	$34.90
Generation in GWh for the year	32,379	29,953	22,614
Capacity factor for the year	92.4%	92.8%	92.7%

2003 Compared to 2002

The increase in earnings for Non-Utility Nuclear from $200.5 million to $300.8 million was primarily due to the $154.5 million net-of-tax cumulative effect of a change in accounting principle recognized in the first quarter of 2003 upon implementation of SFAS 143. See "Critical Accounting Estimates - SFAS 143" below for discussion of the implementation of SFAS 143. Income before the cumulative effect of accounting change decreased by $54.2 million. The decrease was primarily due to $83.0 million ($50.6 million net-of-tax) of charges recorded in connection with the voluntary severance program. Except for the effect of the voluntary severance program, operation and maintenance expenses in 2003 per MWh of generation were in line with 2002 operation and maintenance expenses.

2002 Compared to 2001

The increase in earnings for Non-Utility Nuclear from $127.9 million to $200.5 million was primarily due to the acquisitions of Indian Point 2, which was purchased in September 2001, and Vermont Yankee, which was purchased in July 2002. Also contributing to the increase in earnings was higher pricing under certain purchase power contracts.

Energy Commodity Services

Earnings for Energy Commodity Services in 2003 were primarily driven by Entergy's investment in Entergy-Koch. Following are key performance measures for Entergy-Koch's operations for 2003, 2002, and 2001:

	2003	2002	2001
Entergy-Koch Trading
Gas volatility	62%	61%	72%
Electricity volatility	59%	48%	78%
Gas marketed (BCF/D) (1)	6.5	5.8	4.5
Electricity marketed (GWh)	445,979	408,038	180,893
Gain/loss days	1.5	1.8	2.8
Gulf South Pipeline
Throughput (BCF/D)	1.99	2.40	2.45
Production cost ($/MMBtu)	$0.146	$0.094	$0.093

(1)	Previously reported volumes, which included only U.S. trading, have been adjusted to reflect both U.S. and Europe volumes traded.

2003 Compared to 2002

The increase in earnings for Energy Commodity Services in 2003 from a $145.8 million loss to $180.5 million in earnings was primarily due to $428.5 million ($238.3 million net-of-tax) of charges recorded in 2002, as discussed in the 2002 to 2001 comparison below. Higher earnings from Entergy's investment in Entergy-Koch also contributed to the increase in earnings. The income from Entergy's investment in Entergy-Koch was $73 million higher in 2003 primarily as a result of higher earnings at Entergy-Koch Trading (EKT). Volatility was slightly up and trading earnings reflected solid point-of-view trading results. In addition, EKT's physical optimization business continued to contribute earnings, and its European business earnings increased as trading activities continued to expand beyond the United Kingdom. Earnings at Gulf South Pipeline were lower due to lower throughput and higher production costs. The decreased throughput was due to shifting gas flow patterns in a sustained high gas price environment that led to higher fuel costs. Production costs were higher as the result of incremental legal and consultant expenses incurred primarily in connection with Gulf South's defense of a lawsuit which it believes has no merit.

Entergy accounts for its 50% share in Entergy-Koch under the equity method of accounting. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. Certain terms of the partnership arrangement allocated income from various sources, and the taxes on that income, on a significantly disproportionate basis through 2003. Losses and distributions from operations are allocated to the partners equally. Substantially all of Entergy-Koch's profits were allocated to Entergy in 2003, 2002, and 2001. Effective January 1, 2004, a revaluation of Entergy-Koch's assets for legal capital account purposes occurred, and future profit allocations changed after the revaluation. The profit allocations other than for weather trading and international trading became equal. Profit allocations for weather trading and international trading remain disproportionate to the ownership interests. The weather trading and international trading allocations are unequal only within a specified range, such that the overall earnings allocation should not materially differ from 50/50. Earnings allocated under the terms of the partnership agreement constitute equity, not subject to reallocation, for the partners.

2002 Compared to 2001

The decrease in earnings for Energy Commodity Services in 2002 from $105.9 million to a $145.8 million loss was primarily due to the charges to reflect the effect of Entergy's decision to discontinue additional greenfield power plant development and to reflect asset impairments resulting from the deteriorating economics of wholesale power markets principally in the United States and the United Kingdom. Entergy recorded net charges of $428.5 million ($238.3 million net-of-tax) to operating expenses. The net charges consist of the following:

    The power development business obtained contracts in October 1999 to acquire 36 turbines from General Electric. Entergy's rights and obligations under the contracts for 22 of the turbines were sold to an independent special-purpose entity in May 2001. $178.0 million of the charges, including an offsetting net-of-tax benefit of $18.5 million related to the subsequent sale of four turbines to a third party, is a provision for the net costs resulting from cancellation or sale of the turbines subject to purchase commitments with the special-purpose entity;

    $204.4 million of the charges results from the write-off of Entergy Power Development Corporation's equity investment in the Damhead Creek project and the impairment of the values of its Warren Power power plant and its Crete and RS Cogen projects. This portion of the charges reflects Entergy's estimate of the effects of reduced spark spreads in the United States and the United Kingdom. Damhead Creek was sold in December 2002, resulting in net income of $31.4 million;

    $39.1 million of the charges relates to the restructuring of the non-nuclear wholesale assets business, which is comprised of $22.5 million of impairments of administrative fixed assets, $10.7 million of estimated sublease losses, and $5.9 million of employee-related costs;

    $32.7 million of the charges results from the write-off of capitalized project development costs for projects that will not be completed; and

    a gain of $25.7 million ($15.9 million net-of-tax) realized on the sale in August 2002 of an interest in projects under development in Spain.

Also, in the first quarter of 2002, Energy Commodity Services sold its interests in projects in Argentina, Chile, and Peru for net proceeds of $135.5 million. After impairment provisions recorded for these Latin American interests in 2001, the net loss realized on the sale in 2002 was insignificant.

Revenues and fuel and purchased power expenses decreased for Energy Commodity Services by $1,075.8 million and $876.9 million, respectively, in 2002 primarily due to:

    a decrease of $542.9 million in revenues and $539.6 million in fuel and purchased power expenses resulting from the sale of Highland Energy in the fourth quarter of 2001;

    a decrease of $161.7 million in revenues resulting from the sale of the Saltend plant in August 2001; and

    a decrease of $139.1 million in revenues and $133.5 million in purchased power expenses due to the contribution of substantially all of Entergy's power marketing and trading business to Entergy-Koch in February 2001. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. The net income effect of the lower revenues was more than offset by the income from Entergy's investment in Entergy-Koch. The income from Entergy's investment in Entergy-Koch was $31.9 million higher in 2002 primarily as a result of earnings at Entergy-Koch Trading (EKT) and higher earnings at Gulf South Pipeline due to more favorable transportation contract pricing. Although the gain/loss days ratio reported above declined in 2002, EKT made relatively more money on the gain days than the loss days, and thus had an increase in earnings for the year.

Parent & Other

The loss from Parent & Other decreased in 2003 from $38.6 million to $23.4 million primarily due to lower income tax expense.

The loss from Parent & Other decreased in 2002 from $57.9 million to $38.6 million primarily due to:

    a decrease in income tax expense of $12.1 million resulting from the allocation of intercompany tax benefits; and

    a decrease in interest charges of $6.0 million.

Income Taxes

The effective income tax rates for 2003, 2002, and 2001 were 37.9%, 32.1%, and 38.3%, respectively. See Note 3 to the consolidated financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates.

Liquidity and Capital Resources

This section discusses Entergy's capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The reduction in the percentage for 2003 is the result of reduced debt outstanding in the U.S. Utility and Non-Utility Nuclear businesses, and an increase in shareholders' equity, primarily due to increased retained earnings. The reduction in the percentage for 2002 is primarily the result of the sale of Damhead Creek in December 2002. Debt outstanding on the Damhead Creek facility was $458 million as of December 31, 2001.

	2003	2002	2001

Net debt to net capital at the end of the year	45.3%	47.7%	51.1%
Effect of subtracting cash from gross debt	2.2%	4.1%	2.2%
Debt to capital at the end of the year	47.5%	51.8%	53.3%

Net debt consists of gross debt less cash and cash equivalents. Gross debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, and long-term debt, including the currently maturing portion. Net capital consists of net debt, common shareholders' equity, and preferred stock without sinking fund. The preferred stock with sinking fund is included in gross debt pursuant to SFAS 150, which Entergy implemented in the third quarter of 2003. The 2002 and 2001 ratios do not reflect that type of security as debt, but do include it in net capital, which is how Entergy presented those securities prior to implementation of SFAS 150. Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

Long-term debt, including the currently maturing portion, makes up over 90% of Entergy's total debt outstanding. Following are Entergy's long-term debt principal maturities as of December 31, 2003 and 2002 by operating segment. A significant factor in the change from 2002 to 2003 is over $2 billion of debt refinancing or retirement activity in the U.S. Utility business in 2003. The figures below include principal payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.

Long-term debt maturities	2003	2004	2005	2006	2007-2008	after 2008
	(In Millions)

As of December 31, 2002
U.S. Utility	$1,111	$855	$470	$68	$654	$3,718
Non-Utility Nuclear	$87	$91	$95	$98	$119	$193
Energy Commodity Services	$79	-	-	-	-	-
Parent and Other	-	$595	-	-	-	$267

As of December 31, 2003
U.S. Utility	-	$450	$355	$28	$1,254	$4,345
Non-Utility Nuclear	-	$74	$72	$76	$100	$193
Energy Commodity Services	-	-	-	-	-	-
Parent and Other	-	-	$60	-	$272	$568

Note 5 to the consolidated financial statements provides more detail concerning long-term debt.

Capital lease obligations, including nuclear fuel leases, are a minimal part of Entergy's overall capital structure, and are discussed further in Note 10 to the consolidated financial statements. Following are Entergy's payment obligations under those leases:

	2004	2005	2006	2007-2008	after 2008
	(In Millions)
Capital lease payments, including nuclear fuel leases	$165	$142	$6	$5	$3

Notes payable, which include borrowings outstanding on credit facilities with original maturities of less than one year, were less than $1 million as of December 31, 2003. Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of Dec. 31, 2003

Entergy Corporation	May 2004	$1.450 billion	-
Entergy Arkansas	April 2004	$63 million	-
Entergy Louisiana	May 2004	$15 million	-
Entergy Mississippi	May 2004	$25 million	-

Although the Entergy Corporation credit line expires in May 2004, Entergy has the discretionary option to extend the period to repay the amount then outstanding for an additional 364-day term. Because of this option, which Entergy intends to exercise if it does not renew the credit line or obtain an alternative source of financing, any debt outstanding on the credit line is reflected in long-term debt on the balance sheet. Entergy Corporation's facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization, and maintain an interest coverage ratio of 2 to 1. If Entergy fails to meet these limits, or if Entergy or the domestic utility companies default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the facility's maturity date may occur.

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

Following are Entergy's payment obligations as of December 31, 2003 on non-cancelable operating leases with a term over one year:

	2004	2005	2006	2007-2008	after 2008
	(In Millions)

Operating lease payments	$99	$89	$70	$93	$245

The operating leases are discussed more thoroughly in Note 10 to the consolidated financial statements.

Entergy's guarantees of unconsolidated obligations outstanding as of December 31, 2003 total a maximum amount of $249 million, detailed as follows:

    In August 2001, EntergyShaw entered into a turnkey construction agreement with an Entergy subsidiary, Entergy Power Ventures, L.P. (EPV), and with Northeast Texas Electric Cooperative, Inc. (NTEC), providing for the construction by EntergyShaw of a 550 MW electric generating station to be located in Harrison County, Texas. Entergy has guaranteed the obligations of EntergyShaw to construct the plant, which is 70% owned by EPV. Entergy's maximum liability on the guarantee is $232.5 million, and the guarantee is expected to remain outstanding through June 2004.

    RS Cogen has an interest rate swap agreement that hedges the interest rate on a portion of its debt. Entergy guaranteed RS Cogen's obligations under the interest rate swap agreement. The guarantee is for $16.5 million and terminates in October 2017.

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2004	2005-2006	2007-2008	after 2008	Total
	(In Millions)

Long-term debt (1)	$524	$591	$1,626	$5,106	$7,847
Capital lease obligations (2)	$165	$148	$5	$3	$321
Operating leases (2)	$99	$159	$93	$245	$596
Purchase obligations (3)	$925	$1,007	$907	$1,446	$4,285

(1)	Long-term debt is discussed in Note 5 to the consolidated financial statements.
(2)	Capital lease obligations include nuclear fuel leases. Lease obligations are discussed in Note 10 to the consolidated financial statements.
(3)

As defined by SEC rule. For Entergy, it includes unconditional fuel and purchased power obligations and other purchase obligations. Approximately 97% of the total pertains to fuel and purchased power obligations that are recovered in the normal course of business through various fuel cost recovery mechanisms in the U.S. Utility business.

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

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy's planned construction and other capital investments by operating segment for 2004 through 2006:

Planned construction and capital investments	2004	2005	2006
	(In Millions)

Maintenance Capital:
U.S. Utility	$767	$767	$759
Non-Utility Nuclear	73	68	76
Energy Commodity Services	7	2	2
Parent and Other	7	10	14
	854	847	851
Capital Commitments:
U.S. Utility	569	295	112
Non-Utility Nuclear	123	-	-
Energy Commodity Services	73	-	-
Parent and Other	32	-	-
	797	295	112
Total	$1,651	$1,142	$963

Maintenance Capital refers to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment or systems and to support normal customer growth.

Capital Commitments refers to non-routine capital investments that Entergy is either contractually obligated or otherwise required to make pursuant to a regulatory agreement or existing rule or law. Amounts reflected in this category include the following:

    Replacement of the ANO 1 steam generators and reactor vessel closure head. Entergy estimates the cost of the ANO 1 project to be approximately $235 million, of which approximately $135 million will be incurred through 2004. Entergy expects the replacement to occur during a planned refueling outage in 2005. Entergy Arkansas filed in January 2003 a request for a declaratory order by the APSC that the investment in the replacement is in the public interest analogous to the order received in 1998 prior to the replacement of the ANO 2 steam generators. The APSC found that the replacement is in the public interest in a declaratory order issued in May 2003.

    Purchase of the Perryville power plant in Louisiana. In January 2004, Entergy Louisiana signed an agreement to acquire the 718 MW Perryville power plant for $170 million. The plant is owned by a subsidiary of Cleco Corporation, which subsidiary submitted a bid in response to Entergy's Fall 2002 request for proposals for supply-side resources. The signing of the agreement followed a voluntary Chapter 11 bankruptcy filing by the plant's owner. Entergy expects that Entergy Louisiana will own 100 percent of the Perryville plant, and that Entergy Louisiana will sell 75 percent of the output to Entergy Gulf States under a long-term cost-of-service purchased power agreement. The purchase of the plant, expected to be completed by December 2004, is contingent upon obtaining necessary approvals from the bankruptcy court and from state and federal regulators, including approval of full cost recovery, giving consideration to the need for the power and the prudence of Entergy Louisiana and Entergy Gulf States for engaging in the transaction. In addition, Entergy Louisiana and Entergy Gulf States executed a purchased power agreement with the plant's owner through the date of the acquisition's closing (as long as that occurs by September 2005) for 100 percent of the output of the Perryville plant.

    Nuclear power plant uprates.

    Entergy's obligation in the Energy Commodity Services business to make a $72.7 million cash contribution to Entergy-Koch in January 2004. Entergy made the contribution on January 2, 2004.

From time to time, Entergy considers other capital investments as potentially being necessary or desirable in the future, including additional nuclear plant power uprates, generation supply assets, various transmission upgrades, environmental compliance expenditures or investments in new businesses or assets. Because no contractual obligation or commitment exists to pursue these investments, they are not included in Entergy's planned construction and capital investments. These potential investments are also subject to evaluation and approval in accordance with Entergy's policies before amounts may be spent. In addition, Entergy's capital spending plans do not include spending for transmission upgrades requested by merchant generators, other than projects currently underway, because Entergy's contracts with the generators require the generators to fund the upgrades, which Entergy then repays through credits against billings to the generators.

Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.

Dividends and Stock Repurchases

Declarations of dividends on Entergy's common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy's common stock dividends based upon Entergy's earnings, financial strength, and future investment opportunities. At its July 2003 meeting, the Board increased Entergy's quarterly dividend per share by 29%, to $0.45. Entergy expects the next review of a potential dividend increase will occur in October 2004. Given the current number of Entergy common shares outstanding, Entergy expects the July 2003 dividend increase to result in an incremental annual increase in cash used of approximately $90 million. In 2003, Entergy paid $363 million in cash dividends on its common stock.

In accordance with Entergy's stock option plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In 2003, Entergy repurchased 155,000 shares of common stock for a total purchase price of $8.1 million.

PUHCA Restrictions on Uses of Capital

Entergy's ability to invest in electric wholesale generators and foreign utility companies is subject to the SEC's regulations under PUHCA. As authorized by the SEC, Entergy is allowed to invest earnings in electric wholesale generators and foreign utility companies in an amount equal to 100% of its average consolidated retained earnings. As of December 31, 2003, Entergy's investments subject to this rule totaled $2.59 billion constituting 58.3% of Entergy's average consolidated retained earnings.

Entergy's ability to guarantee obligations of Entergy's non-utility subsidiaries is also limited by SEC regulations under PUHCA. In August 2000, the SEC issued an order, effective through December 31, 2005, that allows Entergy to issue up to $2 billion of guarantees for the benefit of its non-utility companies. Entergy currently has sufficient capacity under this order for its foreseeable needs.

Under PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in "energy-related" businesses without specific SEC approval. Entergy has made investments in energy-related businesses, including power marketing and trading. Entergy's available capacity to make additional investments at December 31, 2003 was approximately $1.6 billion.

Sources of Capital

Entergy's sources to meet its capital requirements and to fund potential investments include:

    internally generated funds;

    cash on hand ($692 million as of December 31, 2003);

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

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2003, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $309.4 million and $41.9 million, respectively. Additionally, PUHCA prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy Corporation. All debt and common and preferred stock issuances by the domestic utility companies and System Energy require prior regulatory approval and their preferred stock and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, other agreements. The domestic utility companies and System Energy have sufficient capacity under these tests to meet foreseeable capital needs.

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

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	(In Millions)

Cash and cash equivalents at beginning of period	$1,335	$752	$1,382

Cash flow provided by (used in):
Operating activities	2,006	2,181	2,216
Investing activities	(1,783)	(1,388)	(2,224)
Financing activities	(869)	(213)	(622)
Effect of exchange rates on cash and cash equivalents	3	3	-
Net increase (decrease) in cash and cash equivalents	(643)	583	(630)

Cash and cash equivalents at end of period	$692	$1,335	$752

Operating Cash Flow Activity

2003 Compared to 2002

Entergy's cash flow provided by operating activities decreased in 2003 primarily due to the following:

    The U.S. Utility provided $1,675 million in operating cash flow in 2003 compared to providing $2,341 million in 2002. The decrease primarily resulted from the tax accounting election made by Entergy Louisiana, as discussed below. Also contributing to the decrease were higher payments for fuel during the period, which also significantly increased the amount of deferred fuel costs. Management expects that the deferred fuel costs will be recovered through regulatory recovery mechanisms currently in place.

    The non-nuclear wholesale assets business used $70 million in operating cash flow in 2003 compared to providing $43 million in 2002 primarily due to a decrease of $64 million in the income tax refund received in 2003 compared to 2002. Also contributing to the increase in cash used was a one-time $33 million payment related to a generation contract in the non-nuclear wholesale assets business.

    The Non-Utility Nuclear segment provided $183 million in operating cash flow in 2003 compared to providing $282 million in 2002 primarily due to higher tax payments and unplanned outages.

    Operating cash flow used by the investment in Entergy-Koch, LP decreased by $6 million in 2003. This decrease in cash flow used was due to the receipt of $100 million in dividends from Entergy-Koch in 2003. Almost entirely offsetting the dividends received was an increase in tax payments related to Entergy's investment in Entergy-Koch due to increased income from the investment.

Partially offsetting the decrease was an increase due to the parent company providing $209 million in operating cash flow in 2003 compared to using $439 million in 2002 primarily due to the payment that Entergy Corporation made to Entergy Louisiana in 2002 pursuant to the tax accounting election made by Entergy Louisiana that is discussed below.

2002 Compared to 2001

Entergy's cash flow provided by operating activities decreased in 2002 primarily due to:

    The U.S. Utility provided $2,341 million in operating cash flow, an increase of $693 million compared to 2001. The increase primarily resulted from the tax accounting election made by Entergy Louisiana that is discussed below.

    The parent company used $439 million in operating cash flow compared to providing $407 million in 2001. The decrease primarily resulted from the payment that Entergy Corporation made to Entergy Louisiana pursuant to the tax accounting election made by Entergy Louisiana that is discussed below.

    The Non-Utility Nuclear business provided $282 million in operating cash flow, an increase of $18 million compared to 2001.

    Entergy's investment in Entergy-Koch used $47 million in operating cash flow in 2002, a decrease of $8 million compared to 2001. The use of cash primarily relates to tax payments on Entergy's share of the partnership income. Entergy did not receive a dividend from Entergy-Koch in 2002 or in 2001 because the joint venture was retaining capital for business opportunities.

    The non-nuclear wholesale assets business provided $43 million in operating cash flow in 2002, compared to using $73 million in 2001.

Tax Election

In 2001, Entergy Louisiana changed its method of accounting for tax purposes related to the contract to purchase power from the Vidalia project (the contract is discussed in Note 9 to the consolidated financial statements). The new tax accounting method has provided a cumulative cash flow benefit of approximately $805 million through 2003, which is expected to reverse in the years 2005 through 2031. The election did not reduce book income tax expense. The timing of the reversal of this benefit depends on several variables, including the price of power. Approximately half of the consolidated cash flow benefit of the election occurred in 2001 and the remainder occurred in 2002. In accordance with Entergy's intercompany tax allocation agreement, the cash flow benefit for Entergy Louisiana occurred in the fourth quarter of 2002.

In a September 2002 settlement of an LPSC proceeding that concerned the Vidalia contract, the LPSC approved Entergy Louisiana's proposed treatment of the regulatory impact of the tax accounting election. In general, the settlement permits Entergy Louisiana to keep a portion of the tax benefit in exchange for bearing the risk associated with sustaining the tax treatment. The LPSC settlement divided the term of the Vidalia contract into two segments: 2002-2012 and 2013-2031. During the first eight years of the 2002-2012 segment, Entergy Louisiana agreed to credit rates by flowing through its fuel adjustment calculation $11 million each year, beginning monthly in October 2002. Entergy Louisiana must credit rates in this way and by this amount even if Entergy Louisiana is unable to sustain the tax deduction. Entergy Louisiana also must credit rates by $11 million each year for an additional two years unless either the tax accounting method elected is retroactively repealed or the Internal Revenue Service denies the entire deduction related to the tax accounting method. Entergy Louisiana agreed to credit ratepayers additional amounts unless the tax accounting election is not sustained if it is challenged. During 2013-2031, Entergy Louisiana and its ratepayers would share the remaining benefits of this tax accounting election.

Investing Activities

2003 Compared to 2002

Net cash used in investing activities increased in 2003 primarily due to the following:

    The non-nuclear wholesale assets business realized $215 million in net proceeds from sales of businesses in 2002.

    Temporary investments of $150 million matured in 2002, which provided cash flow in 2002.

    Temporary investments of $50 million were made in 2003, which used cash flow in 2003.

    Entergy Gulf States has $77 million and Entergy Mississippi has $73 million of other regulatory investments in 2003 as a result of fuel cost under-recoveries. See Note 1 to the consolidated financial statements for discussion of the accounting treatment of these fuel cost under-recoveries. See Note 2 to the consolidated financial statements for discussion of the change in Entergy Mississippi's energy cost recovery rider.

Partially offsetting these uses of cash, approximately $172 million of the cash collateral for a letter of credit that secures the installment obligations owed to NYPA for the acquisition of the FitzPatrick and Indian Point 3 nuclear power plants was released to Entergy during 2003. There is approximately $60 million of cash collateral remaining that Entergy expects to be released in March 2004 as a result of the regularly scheduled payment on the note payable to NYPA.

2002 Compared to 2001

Net cash used in investing activities decreased in 2002 primarily due to the following:

    Entergy used $420 million less cash in its 2002 nuclear power plant purchase than it used in its 2001 purchase. In July 2002, Entergy's Non-Utility Nuclear business purchased the Vermont Yankee nuclear power plant for $180 million in cash. In September 2001, Entergy's Non-Utility Nuclear business purchased the Indian Point 2 nuclear power plant for $600 million in cash. The liabilities to decommission both plants, as well as related decommissioning trust funds, were also transferred to Entergy. These decommissioning trust transfers are reflected in the non-cash activity section of the cash flow statements.

    Entergy made cash contributions of approximately $414 million in 2001 in connection with the formation of Entergy-Koch.

    Entergy made a $272 million cash investment in 2001 to provide the collateral, discussed above, for the letter of credit that secures the installment obligations owed to NYPA. Approximately $40 million of this collateral was released to Entergy in 2002.

    Entergy used $150 million to invest in temporary investments with a maturity of greater than 90 days in 2001 and those investments matured in 2002. This resulted in a net decrease of $300 million in cash used in 2002.

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

Financing Activities

2003 Compared to 2002

Net cash used in financing activities increased in 2003 primarily due to the following:

    Net long-term debt retirements by the U.S. Utility segment were approximately $470 million in 2003 compared to net issuances of approximately $76 million in 2002. See Note 5 to the consolidated financial statements for the details of Entergy's long-term debt outstanding.

    The net borrowings under Entergy Corporation's credit facilities decreased $500 million in 2003 compared to an increase of $244 million in 2002.

The items causing cash used to increase in 2003 were partially offset by the following:

    Entergy Corporation issued $538 million of long-term notes in 2003 compared to $267 million in 2002.

    The non-nuclear wholesale assets business retired $268 million of long-term debt in 2002 related to the repurchase of the rights to acquire turbines discussed in Results of Operations above. Partially offsetting this was the retirement of the $79 million Top of Iowa wind project debt at its maturity in January 2003.

    Entergy repurchased $8 million of its common stock in 2003 compared to $118 million in 2002.

2002 Compared to 2001

Net cash used in financing activities decreased in 2002 primarily due to:

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

No cases are pending. Transition cost account mechanism expired on December 31, 2001. It is likely that a rate filing will be made in mid-2005 in connection with the steam generator replacement at ANO.

Entergy Gulf States-Texas	10.95%

Base rates have been frozen since settlement order issued in June 1999. Freeze will likely extend to the start of retail open access, given management's current expectations as to the start date of retail open access.

Entergy Gulf States-Louisiana	11.1%

The LPSC approved a settlement resolving the 4th - 8th post-merger earning reviews resulting in a $22.1 million prospective rate reduction effective January 2003 and a refund of $16.3 million. In December 2003, the LPSC staff recommended a $30.6 million rate refund and a prospective rate reduction of approximately $50 million as a result of the 9th earnings analysis (2002). Hearings are set for April 2004. With the LPSC staff, Entergy Gulf States continues to pursue the development of a performance-based rate structure.

Entergy Louisiana	9.7%- 11.3%(1)

In January 2004, Entergy Louisiana filed with the LPSC for a $167 million base rate increase and an ROE of 11.4%. The current ROE midpoint is 10.5%.  Hearings are currently set for September 2004. With the LPSC staff, Entergy Louisiana continues to pursue the development of a performance-based rate structure.

Entergy Mississippi	10.64%- 12.86%(2)

An annual formula rate plan is in place. The MPSC approved a $48.2 million rate increase effective January 2003 and an ROE midpoint of 11.75%. Entergy Mississippi will make a formula rate plan filing in March 2004.

Entergy New Orleans	10.25%-12.25%(3)

The City Council approved an agreement in May 2003 allowing for a $30.2 million increase in base rates effective June 1, 2003 and approved the implementation of formula rate plans for the electric and gas service that will be evaluated annually until 2005. An appeal of the approval by intervenors is pending, but the rates remain in effect. The midpoint ROE of both plans is 11.25%, with a target equity component of 42%. Entergy New Orleans will make a formula rate plan filing in May 2004.

System Energy	10.94%	ROE approved by July 2001 FERC order. No cases pending before FERC.

(1)

Entergy Louisiana's formula rate plan expired with the 2001 test year. Under the expired formula, if Entergy Louisiana earned outside of the bandwidth range, rates would be adjusted on a prospective basis. If earnings were above the bandwidth range, rates would be reduced by 60 percent of the overage, and if below, increased by 60 percent of the shortfall.

(2)

Under Mississippi law and Entergy Mississippi's formula rate plan, if Entergy Mississippi's earned ROE is above the top of the range-of-no-change at the top of the bandwidth, then Entergy Mississippi's rates are reduced by 50 percent of the difference between the earned ROE and the top of the bandwidth. In such circumstance, Entergy Mississippi's 'Allowed ROE' for the next twelve-month period is the point halfway between such earned ROE and the top of the bandwidth -- Entergy Mississippi's retail rates are set at that halfway-point ROE level. (Before the comparison is made of the earned ROE to the bandwidth, the bandwidth can be adjusted for performance measures by as much as 1%. Rates are adjusted pursuant to Entergy Mississippi's formula rate plan on a prospective basis only.) In the situation where Entergy Mississippi's earned ROE is not above the top of the range-of-no-change at the top of the bandwidth, then Entergy Mississippi's 'Allowed ROE' for the next twelve-month period is the top of the range-of-no-change at the top of the bandwidth. If earnings are below the bandwidth range, rates are increased by 50 percent of the difference between the earned ROE and the bottom of the bandwidth. Under the provisions of Entergy Mississippi's formula rate plan, each annual formula rate plan filing incorporates a revised calculation of the benchmark ROE. The benchmark ROE set out in the March 15, 2004, formula rate plan filing likely will differ from the last approved ROE. Entergy Mississippi anticipates the March 15, 2004, filing will show an allowed regulatory earnings range of 9.3% to 12.2%. Entergy Mississippi does not anticipate a reduction in revenues going forward.

(3)

If Entergy New Orleans earns outside of the bandwidth range, rates will be adjusted on a prospective basis. Under the gas formula rate plan, if earnings are above the bandwidth range, rates are reduced by 100 percent of the overage, and if below, increased by 100 percent of the shortfall. In addition, if the ROE falls between 11.5% and 12.25%, rates are reduced by 60 percent of the difference, and if the ROE falls between 10.25% and 11%, rates are increased by 40 percent of the differential. Under the electric formula rate plan, rates are adjusted accordingly by 100 percent of the amount of any overage or shortfall. Entergy New Orleans may earn up to 13.25% under the electric formula rate plan provided that the increase is caused by its share of energy cost savings under the generation performance-based recovery plan discussed below.

In addition to the regulatory scrutiny connected with base rate proceedings, the domestic utility companies' fuel and purchased power costs recovered from customers are subject to regulatory scrutiny. The domestic utility companies' significant fuel and purchased power cost proceedings are described in Note 2 to the consolidated financial statements.

System Agreement Litigation

The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and transmission facilities under the terms of an agreement called the System Agreement that has been approved by the FERC. Litigation involving the System Agreement is being pursued by the LPSC at both the FERC and before itself. These proceedings include challenges to the allocation of costs as defined by the System Agreement, raise questions of imprudence by the domestic utility companies in their execution of the System Agreement, and seek support for local regulatory authority over System Agreement issues. Regarding the proceeding at the LPSC, Entergy believes that state and local regulators are pre-empted by federal law from reviewing and deciding System Agreement issues for themselves. An unrelated case between the LPSC and Entergy Louisiana raised the question of whether a state regulator is pre-empted by federal law from reviewing and interpreting FERC rate schedules that are part of the System Agreement, and from subsequently enforcing that interpretation. The LPSC interpreted a System Agreement rate schedule in the unrelated case, and then sought to enforce its interpretation. The Louisiana Supreme Court affirmed. In 2003, the U.S. Supreme Court ruled in Entergy Louisiana's favor and reversed the decisions of the LPSC and the Louisiana Supreme Court.

In the proceeding at FERC, the LPSC alleges that the domestic utility companies' annual production costs over the period 2002 to 2007 will be over or (under) the average for the domestic utility companies by the following amounts:

Entergy Arkansas	($130) to ($278) million
Entergy Gulf States - Louisiana	$11 to $87 million
Entergy Louisiana	$139 to $132 million
Entergy Mississippi	($27) to $13 million
Entergy New Orleans	$7 to $46 million

This range of results is a function of assumptions regarding such things as future natural gas prices, the future market price of electricity, and other factors. If FERC grants the relief requested by the LPSC, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the average and a material decrease in production costs allocated to companies whose costs currently are projected to exceed the average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of any of the domestic utility companies, although the outcome of the proceeding at FERC cannot be predicted at this time.

In February 2004 a FERC ALJ issued an Initial Decision in the proceeding. The Initial Decision decided some issues in favor of the relief sought by the LPSC, and decided some issues against the relief sought by the LPSC. Entergy continues to assess the potential effects of the ALJ's Initial Decision, and how it will respond to the decision. It appears that the shift in total production costs under the terms of the ALJ's Initial Decision would not be as great as that sought in the LPSC's complaint, but would still be substantial. As an Initial Decision, it is not a FERC order, and Entergy and the other parties in the proceeding will have additional opportunities to explain their positions in the proceeding prior to the issuance of a FERC decision. FERC does not have a deadline by which it has to decide the proceeding and management does not expect a FERC decision before the fourth quarter 2004.

On February 10, 2004, the APSC issued an "Order of Investigation," in which it discusses the negative effect that implementation of the FERC ALJ's Initial Decision would have on Entergy Arkansas' customers. The APSC order includes a preliminary estimate that the FERC ALJ's Initial Decision would shift approximately $125 million of costs for the year 2003 to Entergy Arkansas' retail customers, and would shift an average of approximately $113 million per year for the years 2004-2011 to Entergy Arkansas' retail customers. The APSC order establishes an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interest of its customers, and whether there are steps that Entergy Arkansas or the APSC can take "to protect [Entergy Arkansas' customers] from future attempts by Louisiana, or any other Entergy retail regulator, to shift its high costs to Arkansas." Entergy Arkansas' initial testimony in the proceeding is due in April 2004.

In addition to the APSC's Order of Investigation, Entergy's retail regulators have and may continue to question the prudence and other aspects of Entergy System or domestic utility company contracts or assets that may not be subject to their respective jurisdictions. For instance, in its Order of Investigation, the APSC discusses aspects of Entergy Louisiana's power purchases from the Vidalia project, and the APSC has publicly announced its intention to initiate an inquiry into the Vidalia purchase power contract. Entergy believes that any such inquiry would have to occur at the FERC.

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

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
% of planned generation sold forward	100%	52%	32%	16%	4%
Planned generation (GWh)	32,787	34,164	34,853	34,517	34,513
Average price per MWh	$38	$37	$35	$34	$38

The Vermont Yankee acquisition included a 10-year PPA, which is through the expiration of the current operating license for the plant, under which the former owners will buy the power produced by the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward annually, beginning in November 2005, if power market prices drop below PPA prices. Accordingly, because the price is not fixed, the table above does not report power from that plant as sold forward after October 2005. Approximately 2% of Non-Utility Nuclear's planned generation in 2005, 13% in 2006, 12% in 2007, and 13% in 2008 is under contract from Vermont Yankee after October 2005.

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

Included in the planned generation sold forward percentages are contracts entered into in 2003 that are not unit contingent but are firm contracts containing liquidated damages provisions. These firm contracts are for 1% of Non-Utility Nuclear's planned generation in 2005, 4% in 2006, 2% in 2007, and 0% in 2008.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the Independent System Operators in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward:

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	55%	15%	12%	13%	13%
Capacity contracts	28%	15%	6%	3%	0%
Total	83%	30%	18%	16%	13%
Planned MW in operation	4,111	4,203	4,203	4,203	4,203
Average capacity contract price per kW per month	$2.4	$1.3	$0.6	$0.7	N/A
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	99%	49%	28%	13%	4%
Average contract revenue per MWh	$39	$37	$35	$34	$38

As of December 31, 2003, approximately 99% of Entergy's counterparties to Non-Utility Nuclear's energy and capacity contracts have investment grade credit ratings.

Following is a summary of the amount of Energy Commodity Services' output and installed capacity that is currently sold forward under physical or financial contracts at fixed prices:

	2004	2005	2006	2007	2008
Energy Commodity Services:
Capacity
Planned MW in operation	1,911	1,911	1,911	1,911	1,911
% of capacity sold forward	43%	43%	34%	31%	26%
Energy
Planned generation (GWh)	3,321	3,348	3,337	3,545	4,015
% of planned generation sold forward	64%	67%	52%	42%	39%
Blended Capacity and Energy (based on revenues)
% of planned energy and capacity sold forward	62%	66%	50%	41%	35%
Average contract revenue per MWh	$26	$25	$27	$31	$28

The increase in the planned generation sold forward percentages from the percentages reported in the 2002 Form 10-K is attributable to Entergy Louisiana and Entergy New Orleans contracts involving RS Cogen and Independence 2 entered into in 2003. These contracts are still subject to a FERC review proceeding scheduled for hearing later in 2004.

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

    EKT seeks to limit the daily value-at-risk on any given day to a certain dollar amount approved by the trading committee.

EKT's value-at-risk measures, which it calls Daily Earnings at Risk (DE@R), for its trading portfolio were as follows:

	2003	2002	2001
		(in millions)
DE@R at end of the year	$9.6	$15.2	$5.5
Average DE@R for the year	13.6	10.8	6.4
Low DE@R for the year	5.9	6.6	3.6
High DE@R for the year	35.2	16.9	8.0

EKT's DE@R at the end of the year was lower in 2003 compared to 2002 as a result of reduced strength of point-of-view during the second half of 2003. EKT's average DE@R increased in 2003 compared to 2002 as a result of an increase in the size of the position held, particularly during the first quarter of 2003. EKT's average DE@R increased in 2002 compared to 2001 as a result of an increase in the size of the position held and an increase in the volatility of natural gas prices in the latter part of the year.

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

Based on EKT's policies, risk exposures, and valuation adjustments related to credit, EKT does not anticipate a material adverse effect on its financial position as a result of counterparty nonperformance. As of December 31, 2003 approximately 91% of EKT's counterparty credit exposure is associated with companies that have at least investment grade credit ratings.

Following are EKT's mark-to-market assets (liabilities) and the period within which the assets (liabilities) would be realized (paid) in cash if they are held to maturity and market prices are unchanged:

Maturities and Sources for Fair Value of Trading Contracts at December 31, 2003	0-12 months	13-24 months	25+ months	Total
	(In Millions)

Prices actively quoted	$126.3	($87.1)	($14.6)	$24.6
Prices provided by other sources	4.8	(10.1)	5.6	0.3
Prices based on models	(28.0)	14.2	4.9	(8.9)
Total	$103.1	($83.0)	($4.1)	$16.0

Following is a roll-forward of the change in the fair value of EKT's mark-to-market contracts during 2003:

2003
(In Millions)

Fair value of contracts outstanding at December 31, 2002 after implementation of EITF 02-03	$90.9

(Gain)/loss from contracts realized/settled during the year	(580.0)
Net option premiums received during the year	275.7
Change in fair value of contracts attributable to market movements during the year	229.4
Net change in contracts outstanding during the year	(74.9)
Fair value of contracts outstanding at December 31, 2003	$16.0

Foreign Currency Exchange Rate Risk

Entergy Gulf States, System Fuels, and Entergy's Non-Utility Nuclear business enter into foreign currency forward contracts to hedge the Euro-denominated payments due under certain purchase contracts. The notional amounts of the foreign currency forward contracts are 142.8 million Euro and the forward currency rates range from .8641 to 1.085. The maturities of these forward contracts depend on the purchase contract payment dates and range in time from January 2004 to January 2007. The mark-to-market valuation of the forward contracts at December 31, 2003 was a net asset of $50 million. The counterparty banks obligated on these agreements are rated by Standard & Poor's Rating Services at AA on their senior debt obligations as of December 31, 2003.

Interest Rate and Equity Price Risk - Decommissioning Trust Funds

Entergy's nuclear decommissioning trust funds are exposed to fluctuations in equity prices and interest rates. The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf 1, Pilgrim, Indian Point 1 and 2, and Vermont Yankee (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick). The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents. Management believes that exposure of the various funds to market fluctuations will not affect Entergy's financial results of operations as it relates to the ANO 1 and 2, River Bend, Grand Gulf 1, and Waterford 3 trust funds because of the application of regulatory accounting principles. The Pilgrim, Indian Point 1 and 2, and Vermont Yankee trust funds collectively hold approximately $895 million of fixed-rate, fixed-income securities as of December 31, 2003. These securities have an average coupon rate of approximately 5.6%, an average duration of approximately 5.2 years, and an average maturity of approximately 7.9 years. The Pilgrim, Indian Point 1 and 2, and Vermont Yankee trust funds also collectively hold equity securities worth approximately $450 million as of December 31, 2003. These securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor's 500 Index, and a relatively small percentage of the securities are held in a fund intended to replicate the return of the Wilshire 4500 Index. The decommissioning trust funds are discussed more thoroughly in Notes 1 and 9 to the consolidated financial statements.

Utility Restructuring

In Entergy's U.S. Utility service territory, movement to retail competition either has not occurred or has been abandoned, with the exception of Texas, where it has been significantly delayed. At FERC, the pace of restructuring at the wholesale level has begun but has also been delayed. It is too early to predict the ultimate effects of changes in U.S. energy markets. Restructuring issues are complex and are continually affected by events at the national, regional, state, and local levels. These changes may result, in the long-term, in fundamental changes in the way traditional integrated utilities and holding company systems, like the Entergy system, conduct their business. Some of these changes may be positive for Entergy, while others may not be.

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

Transmission

In 2000, FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of independent RTOs (regional transmission organizations) by December 15, 2001. Delays in implementing the FERC order have occurred due to a variety of reasons, including the fact that utility companies, other stakeholders, and federal and state regulators continue to work to resolve various issues related to the establishment of such RTOs. Entergy's domestic utility companies were participating with other transmission owners within the southeastern United States to establish an RTO, the proposed SeTrans RTO, but the sponsors determined that the regulatory approvals necessary for the development of the SeTrans RTO were unlikely to be obtained at the present time and in December 2003 suspended further development activity. Although SeTrans development is suspended, Entergy continues to focus its efforts on reforms that can further the core objectives of FERC's 2000 order: achieving greater independence in the provision of transmission service and a more efficient method of pricing that service. Entergy intends to work with FERC and Entergy's retail regulators on certain voluntary steps to further those objectives.

As currently contemplated, and assuming applicable regulatory support and approvals can be obtained, Entergy plans to contract with an independent transmission entity to oversee the granting of transmission service on the Entergy system as well as the implementation of the weekly procurement process that Entergy has proposed. Entergy will submit to the FERC for its approval the proposed contract setting forth the independent entity's duties and obligations as well as other documents necessary to implement this proposed structure. The proposed structure does not transfer control of Entergy's transmission system to the independent entity, but rather will vest with the independent entity broad oversight authority over transmission planning and operations.

Entergy also intends that the independent transmission entity will administer a transition to participant funding that should increase the efficiency of transmission pricing on the Entergy system. Entergy intends for the independent transmission entity to determine whether transmission upgrades associated with new requests for service should be funded directly by the party requesting such service or by a broader group of transmission customers. This determination would be made in accordance with protocols approved by the FERC and any party contesting such determination, including Entergy, would be required to seek review at the FERC.

On February 13, 2004 a group of ten market participants filed with the FERC a response to the announcement that the SeTrans sponsors had suspended further development efforts. In their response, the participants allege that absent the SeTrans RTO the dominant utilities in the southeastern United States (Entergy and Southern Company) will continue to maintain control over the transmission system and will continue to have the ability to exercise market power in the wholesale market. The market participants urge the FERC to: (1) order Entergy and Southern to immediately turn over control of their OASIS system to an independent entity; (2) initiate a formal investigation into competitive conditions in the southeastern United States; (3) issue a show cause order regarding revocation of Entergy's and Southern's market-based rate authority; and (4) either order Entergy and Southern into an RTO or initiate proceedings to appoint a market monitor and conduct various audits of Entergy's and Southern's practices and procedures related to the granting of transmission service and the planning of the transmission system. Entergy believes that the allegations contained in the response are without merit and plans to vigorously defend itself. See additional discussion related to this issue in the FERC's Supply Margin Assessment section below.

In September 2001, the LPSC ordered Entergy Gulf States and Entergy Louisiana to show cause as to why these companies should not be enjoined from transferring their transmission assets, or control of those transmission assets, to an ITC (independent transmission company), RTO, or any similar organization, asserting that FERC does not have jurisdiction to mandate an ITC or RTO. This proceeding is pending.

FERC's Supply Margin Assessment

In November 2001, FERC issued an order that established a new generation market power screen (called Supply Margin Assessment) for purposes of evaluating a utility's request for market-based rate authority, applied that new screen to the Entergy System (among others), determined that Entergy and the others failed the screen within their respective control areas, and ordered these utilities to implement certain mitigation measures as a condition to their continued ability to buy and sell at market-based rates. Among other things, the mitigation measures would require that Entergy transact at cost-based rates when it is buying or selling in the hourly wholesale market within its control area. Entergy requested rehearing of the order, and FERC has delayed the implementation of certain mitigation measures until such time as it has had the opportunity to consider the rehearing request. In June 2003, the FERC proposed and ultimately adopted new market behavior rules and tariff provisions that would be applied to any market-based sale. Entergy modified its market-based rate tariffs to reflect the new provisions but has requested rehearing of FERC's order. Additionally, during December 2003 the FERC announced it was holding additional technical conferences on proposed modifications to its Supply Margin Assessment screen. Two technical conferences were held during January 2004. Entergy has filed comments in this proceeding urging the FERC to rely on an "uncommitted capacity" version of any market screen in order to reflect a utility's native load obligations. It is Entergy's belief that cost-based regulation effectively mitigates both the ability and the incentive to exercise market power to the extent of the native load obligations. A FERC rule on Supply Margin Assessment could be issued by the end of March 2004.

Separately, Entergy-Koch Trading filed its triennial market power update on January 26, 2004. Three market participants intervened and urged the FERC to reject Entergy-Koch Trading's triennial update and terminate Entergy-Koch Trading's, the domestic utility companies', and their affiliates' market-based rate authority for sales within the Entergy control area unless and until adequate mitigation measures have been implemented. If the FERC were to revoke Entergy-Koch Trading's, the domestic utility companies', and their affiliates' market- based rate authority for wholesale sales within the Entergy control area, these entities would be limited to making wholesale sales pursuant to cost-based rate schedules approved by the FERC. Entergy's wholesale sales within its control area could be cost-justified and the wholesale electricity sales of Entergy-Koch Trading within Entergy's control area are of a limited amount; therefore management does not believe that the revocation of market-based rate authority would have a material effect on the financial results of Entergy. In spite of this, Entergy intends to vigorously defend its market-based rate authority.

In a separate, but related proceeding, in December 2003, the FERC determined that the acquisition by Oklahoma Gas & Electric (OG&E) of a generating facility within its control area from a non-affiliated entity would undermine competition and was, accordingly, not consistent with the public interest. Based on this conclusion, the FERC then set the matter for hearing to determine what mitigation remedies would be necessary to address the market power issues. The FERC's determination that the acquisition would raise market power concerns was premised on an analysis that relied on OG&E's total capacity, not its uncommitted capacity. This proceeding, and the FERC's ultimate ruling, could significantly affect a utility's ability to acquire needed non-affiliated generation resources in its service territory, such as the pending purchase of the Perryville power plant by Entergy Louisiana.

Interconnection Orders

In January 2003, the FERC issued two orders in proceedings involving Interconnection Agreements between each of the domestic utility companies (except Entergy New Orleans) and certain generators interconnecting to the domestic utility companies' transmission system. In the orders, the FERC authorized the generators to abrogate certain provisions of the interconnection agreements in order to avail themselves of new FERC policies developed after the generators' execution of the agreements. Under the FERC's orders, capital costs that the generators had agreed to bear will now be shifted to Entergy's native load and other transmission customers. Other generators that previously had executed interconnection agreements agreeing to bear similar costs have also filed complaints to obtain the same or similar relief against the domestic utility companies. In the event that the generators that have interconnected to the Entergy transmission system are successful in obtaining such relief, it is estimated that approximately $280 million of costs will be shifted from the interconnecting generators to the domestic utility companies' other transmission customers, including the domestic utility companies' bundled-rate retail customers. Entergy intends to pursue all regulatory and legal avenues available to it in order to have these orders reversed, and the affected interconnection agreements reinstated as agreed to by the generators. The domestic utility companies had appealed previously to the Court of Appeals for the D.C. Circuit the FERC orders initially establishing the new FERC policy that was applied retroactively in the January orders. In the orders currently pending before the D.C. Circuit, the FERC had applied the new policy on a prospective basis. In an opinion issued in February 2003, the D.C. Circuit denied Entergy's petition for review in one proceeding, concluding that the FERC had not acted in an arbitrary and capricious manner when it changed its policy from that of directly assigning certain interconnection costs to the generator to a policy in which those costs are borne by all customers on the domestic utility companies' transmission system. A related proceeding concerning a similar change in policy for another segment of interconnection costs is still pending before the D.C. Circuit.

In July 2003, the FERC issued its final rule on the standardization of generation interconnection agreements and procedures (Order 2003). Among other things, Order 2003 incorporates pricing policies that require the transmission provider's other customers to bear the vast majority of costs required when a new generator interconnects to its transmission system or requests transmission upgrades necessary for the generator to be considered a network resource for load serving entities within the transmission provider's control area. Order 2003 also requires that generators that fund upgrades receive their money back, with interest, in no more than five years. Order 2003, which the FERC has indicated is to be applied only to prospective interconnection agreements, became effective on January 20, 2004. Consistent with their past practices, the generators that had previously executed interconnection agreements with Entergy and that have transmission credits outstanding have filed complaints at the FERC seeking to avail themselves of the more beneficial crediting aspects of the FERC's final rule. Entergy has opposed such relief and the proceedings are pending. On March 5, 2004, the FERC issued an order on rehearing responding to certain issues raised with respect to Order 2003. While management is still analyzing the order on rehearing, it appears that the FERC has modified Order 2003 to, among other things, eliminate the requirement that the generators receive their money back in no more than five years and include a requirement that the generators receive credits only when transmission service is taken from the specific generating facility served by the interconnection or upgrade. Because the order on rehearing was just issued, however, management's analysis of the effects of the order is ongoing.

Retail

Only in the Texas portion of Entergy Gulf States' service territory has there been significant movement toward retail open access, but implementation has been delayed in that territory. Entergy does not expect that retail open access is likely to begin for Entergy Gulf States before the first quarter of 2005. Entergy Gulf States' Texas-jurisdictional base rates remain unchanged as a result of a base rate freeze implemented in connection with the delay in implementation of retail open access in its Texas service territory. While the PUCT has approved, on an interim basis, a business separation plan for Entergy Gulf States in Texas, and has approved market protocols to implement an interim solution (retail open access without a FERC-approved RTO), several other proceedings necessary to implement retail open access are still pending in Texas. In addition, the LPSC has not approved certain matters needed for retail open access to begin in Texas. Delay in the start of retail open access may delay or jeopardize the regulatory approvals required for retail open access. Retail open access legislation has not been enacted in the other jurisdictions in Entergy's service territory, except for in Arkansas, where it was repealed in February 2003. The status of electric industry restructuring in Entergy's U.S. Utility service territory is more thoroughly discussed in Note 2 to the consolidated financial statements.

Federal Legislation

Federal legislation intended to facilitate wholesale competition in the electric power industry has been seriously considered by the United States Congress, in both the House of Representatives and the Senate. In 2003, both the House and Senate passed separate versions of comprehensive energy legislation. The bills contain electricity provisions that would, among other things, repeal PUHCA, repeal or modify PURPA, enact a mechanism for establishing enforceable reliability standards, provide FERC with new authority over utility mergers and acquisitions, and codify FERC's authority over market-based rates. Late in 2003, a conference committee approved a bill reconciling the differences between the two bills, but that bill has not been brought up for a vote in the Senate.

Nuclear Matters

The domestic utility companies, System Energy, and Non-Utility Nuclear subsidiaries own and operate ten nuclear power generating units and the shutdown Indian Point 1 nuclear reactor. Entergy is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks from the use, storage, handling, and disposal of high-level and low-level radioactive materials, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of any of Entergy's nuclear plants, Entergy may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

Concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the area where Entergy's Indian Point units are located, which are discussed in more detail below. These concerns have led to various proposals to federal regulators as well as governing bodies in some localities where Entergy owns nuclear plants for legislative and regulatory changes that could lead to the shut-down of nuclear units, denial of license extension applications, municipalization of nuclear units, restrictions on nuclear units as a result of unavailability of sites for nuclear fuel disposal, or other adverse effects on owning and operating nuclear power plants. Entergy believes that its generating units are in compliance with NRC requirements and intends to vigorously respond to these concerns and proposals.

Groups of concerned citizens and local public officials have raised concerns about safety issues associated with Entergy's Indian Point power plants located in New York. They argue that Indian Point's security measures and emergency plans do not provide reasonable assurance to protect the public health and safety. The NRC has original jurisdiction over these matters. In a decision that became final on December 13, 2002, the NRC denied a petition filed by Riverkeeper, Inc. asking the NRC to order Entergy to suspend operations, revoke the operating license, or adopt other measures, including a temporary shutdown of Indian Point 2 and Indian Point 3. The NRC noted that after September 11, 2001, it ordered enhanced security measures at all nuclear facilities and found that as a result of the collective measures taken since September 11, 2001, the security at Indian Point provides adequate protection of public health and safety. The NRC further found that the existing emergency response plans are flexible enough to respond to a wide variety of adverse conditions, including a terrorist attack, and that the current spent fuel storage system adequately protects the public health and safety. Riverkeeper petitioned the United States Court of Appeals for the Second Circuit for review of this final action of the NRC, and in February 2004 the Second Circuit affirmed the NRC and dismissed the petition for review.

In addition, certain concerns are being raised regarding the adequacy of the emergency evacuation plans for Indian Point. These matters initially must be reviewed by the Federal Emergency Management Agency (FEMA). Jurisdiction as to the overall adequacy of emergency planning and preparedness for Indian Point lies with the NRC. Entergy believes that the emergency evacuation plans for Indian Point are adequate to ensure the public health and safety in compliance with NRC requirements. Entergy is working with New York state and county officials, FEMA, the NRC, and other federal agencies to make additional improvements to the plans that may be warranted and to assure them as to the adequacy of the plans.

In July 2003, FEMA issued its notice of certification of the Indian Point Emergency Plan. The NRC followed soon thereafter with its endorsement. In August 2003, Westchester County filed an administrative appeal of the FEMA ruling that the emergency plans are adequate to protect the public health and safety. FEMA regulations on emergency plans provide for appeals in only two situations: (1) FEMA's approval or disapproval of a radiological emergency response plan (RERP) for a nuclear power facility; and (2) FEMA's determination to withdraw approval for a state or local RERP. In both cases, the appeal process is the same.

Litigation

Entergy and its subsidiaries are involved in the ordinary course of business in a substantial amount of employment, asbestos, hazardous material, and other environmental and rate-related proceedings and litigation. Entergy uses legal and appropriate means to contest vigorously litigation threatened or filed against it, but litigation poses a significant business risk to Entergy.

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

    Cost Escalation Factors - Entergy's decommissioning revenue requirement studies include an assumption that decommissioning costs will escalate over present cost levels by annual factors ranging from approximately CPI-U to 5.5%. A 50 basis point change in this assumption could change the ultimate cost of decommissioning a facility by as much as 11.0%.

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

The costs of developing and maintaining these facilities can have a significant impact (as much as 16% of estimated decommissioning costs). Entergy's decommissioning studies include cost estimates for spent fuel storage. However, these estimates could change in the future based on the timing of the opening of the Yucca Mountain facility, the schedule for shipments to that facility when it is opened, or other factors.

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

The implications of these estimates vary significantly between Entergy's U.S. Utility and Non-Utility Nuclear businesses. Separate discussions of these implications by business segment follow.

U.S. Utility

Entergy collects substantially all of the projected costs of decommissioning the nuclear facilities in its U.S. Utility business segment through rates charged to customers, except for portions of River Bend, which is discussed in more detail below. The amounts collected through rates, which are based upon decommissioning cost studies, are deposited in decommissioning trust funds. These collections plus earnings on the trust fund investments are generally estimated to be sufficient to fund the future decommissioning costs. For the U.S. Utility segment, if decommissioning cost study estimates were changed and approved by regulators, collections from customers would also change.

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

SFAS 143

Entergy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Nuclear decommissioning costs comprise substantially all of Entergy's asset retirement obligations, and the measurement and recording of Entergy's decommissioning obligations changed significantly with the implementation of SFAS 143. The most significant differences in the measurement of these obligations are outlined below:

    Recording of full obligation - SFAS 143 requires that the fair value of an asset retirement obligation be recorded when it is incurred. This caused the recorded decommissioning obligation in Entergy's U.S. Utility business to increase significantly, as Entergy had previously only recorded this obligation as the related costs were collected from customers, and as earnings were recorded on the related trust funds.

    Fair value approach - SFAS 143 requires that these obligations be measured using a fair value approach. Among other things, this entails the assumption that the costs will be incurred by a third party and will therefore include appropriate profit margins and risk premiums. Entergy's decommissioning studies to date have been based on Entergy performing the work, and have not included any such margins or premiums. Inclusion of these items increased cost estimates.

    Discount rate - SFAS 143 requires that these obligations be discounted using a credit-adjusted, risk-free rate. This resulted in significant decreases in Entergy's decommissioning obligations in the Non-Utility Nuclear business, as this discount rate is higher than the implicit rates utilized by Entergy in accounting for these obligations through December 31, 2002.

The net effect on Entergy's financial statements of implementing SFAS 143 for the U.S. Utility and Non-Utility Nuclear businesses follows:

    For the U.S. Utility business, the implementation of SFAS 143 for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the original or historical cost standard that allows Entergy to recover all ultimate costs of decommissioning existing assets from current and future customers. As a result of this treatment, SFAS 143 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies and System Energy. Assets and liabilities increased by approximately $1.1 billion in 2003 for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values of $1.1 billion as determined under SFAS 143, increasing utility plant by $288 million, reducing accumulated depreciation by $361 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for Entergy's utility subsidiaries include a component for removal costs that are not asset retirement obligations under SFAS 143. Approximately 6% of the U.S. Utility's current depreciation rates, on a weighted-average basis, represents a component for the net of salvage value and removal costs.

    For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in a decrease in liabilities in 2003 of approximately $595 million due to reductions in decommissioning liabilities, a decrease in assets of approximately $340 million, including a decrease in electric plant in service of $315 million, and an increase in earnings of approximately $155 million net-of-tax ($0.67 per share) as a result of the one-time cumulative effect of accounting change.

Also Entergy's 2003 earnings for the Non-Utility Nuclear business increased by approximately $18 million after-tax over 2002 because of the change in accretion of the liability and depreciation of the adjusted plant costs. This effect will gradually decrease over future years as the accretion of the liability increases. Management expects that applying SFAS 143 post-implementation will have a minimal effect on ongoing earnings for the U.S. Utility business.

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

Mark-to-market Accounting

The EITF reached a consensus to rescind Issue No. 98-10 effective January 1, 2003. Rescinding Issue No. 98-10 resulted in some energy-related contracts being accounted for on an accrual basis that were previously accounted for on a mark-to-market basis. Contracts that meet the provisions of SFAS 133 to qualify as derivatives are marked-to-market in accordance with the guidance in SFAS 133. Contracts such as capacity, transportation, storage, tolling, and full requirements contracts that are based on physical assets and do not meet the provisions of SFAS 133 to qualify as derivatives are accounted for using accrual accounting. Energy commodity inventories held by trading companies such as physical natural gas are accounted for at the lower of cost or market. The adoption of the consensus had minimal cumulative and ongoing earnings effects for Entergy's Energy Commodity Services business.

As required by generally accepted accounting principles, Entergy and Entergy-Koch mark-to-market commodity instruments held by them for trading and risk management purposes that are considered derivatives under SFAS 133. Because of the significant estimates and uncertainties inherent in mark-to-market accounting, this method is considered a critical accounting estimate for the Energy Commodity Services segment. Examples of commodity instruments that are marked to market include:

    commodity futures, options, swaps, and forwards that are expected to be net settled; and

    power sales agreements that do not involve delivery of power from Entergy's power plants.

Conversely, commodity contracts that are not considered derivatives, generally because they involve physical delivery of a commodity to the purchaser, are not marked to market. Examples of commodity contracts that are not marked to market include:

    the PPAs for Entergy's Non-Utility Nuclear plants;

    capacity purchases and sales by the U.S. Utility companies; and

    forward contracts that will result in physical delivery.

Fair value estimates of the commodity instruments that are marked to market are made at discrete points in time based on relevant market information. Market quotes are used in determining fair value whenever they are available. When market quotes are not available (e.g., long-dated commodity contract), other information is used, including transactional data and internally developed models. Fair value estimates based on these other methodologies are necessarily subjective in nature and involve uncertainties and matters of significant judgment. These uncertainties include projections of macroeconomic trends and future commodity prices, including supply and demand levels and future price volatility. The impact of these uncertainties, however, is lessened by the relatively short-term nature of the mark-to-market positions held by Entergy and EKT.

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

Entergy reviews these assumptions on an annual basis and adjusts them as necessary. The falling interest rate environment and poor performance of the financial equity markets over the past several years have impacted Entergy's funding and reported costs for these benefits. In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

In selecting an assumed discount rate, Entergy reviews market yields on high-quality corporate debt. Based on recent market trends, Entergy reduced its discount rate from 7.5% in 2001 and 6.75% in 2002 to 6.25% in 2003. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the 2003 accumulated postretirement benefit obligation. The assumed health care cost trend rate is a 10% increase in health care costs in 2004 gradually decreasing each successive year until it reaches a 4.5% annual increase in health care costs in 2010 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 66% equity securities, 30% fixed income securities, and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 45% equity securities and 55% fixed income securities. Based on recent market trends, Entergy decreased its expected long-term rate of return on plan assets from 9% in 2001 to 8.75% for 2002 and 2003. The trend of reduced inflation caused Entergy to reduce its assumed rate of increase in future compensation levels from 4.6% in 2001 to 3.25% in 2002 and 2003.

Cost Sensitivity

The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Pension Cost	Impact on Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$4,882	$83,651
Rate of return on plan assets	(0.25%)	$4,346	-
Rate of increase in compensation	0.25%	$4,039	$28,101

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$5,206	$25,979
Discount rate	(0.25%)	$3,278	$29,500

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

Costs and Funding

In 2003, Entergy's total pension cost was $108 million, including a $47 million charge related to the voluntary severance program. Entergy anticipates 2004 pension cost to increase to $87 million due to a decrease in the discount rate from 6.75% to 6.25% and the phased-in effect of poor asset performance. Pension funding was $35 million for 2003 and in 2004 is projected to be $110 million due to the poor performance of the financial equity markets.

Due to negative pension plan asset returns from 2000 to 2002, Entergy's accumulated benefit obligation at December 31, 2003 and 2002 exceeded plan assets. As a result, Entergy was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2003 Entergy reduced its additional minimum liability to $180.2 million ($149.4 million net of related pension assets) from $208.1 million ($175 million net of related pension assets) at December 31, 2002. This reduced the charge to other comprehensive income to $9.3 million at December 31, 2003 from $11 million at December 31, 2002, after reductions for the unrecognized prior service cost, amounts recoverable in rates, and taxes. Net income for 2003 and 2002 were not affected.

Total postretirement health care and life insurance benefit costs for Entergy in 2003 were $165 million, including a $64 million charge related to the voluntary severance program. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending. Entergy expects 2004 postretirement health care and life insurance benefit costs to approximate $102 million.

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

ENTERGY CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2003	2002	2001	2000	1999
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$9,194,920	$8,305,035	$9,620,899	$10,022,129	$8,765,635
Income before cumulative effect of accounting change	$813,393	$623,072	$727,025	$710,915	$595,026
Earnings per share before cumulative effect of accounting change Basic Diluted	$3.48 $3.42	$2.69 $2.64	$3.18 $3.13	$3.00 $2.97	$2.25 $2.25
Dividends declared per share	$1.60	$1.34	$1.28	$1.22	$1.20
Return on average common equity	11.21%	7.85%	10.04%	9.62%	7.77%
Book value per share, year-end	$38.02	$35.24	$33.78	$31.89	$29.78
Total assets	$28,554,210	$27,504,366	$25,910,311	$25,451,896	$22,969,940
Long-term obligations (1)	$7,497,690	$7,488,919	$7,743,298	$8,214,724	$7,252,697

(1)	Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trusts and partnership, and noncurrent capital lease obligations.

	2003	2002	2001	2000	1999
	(Dollars In Thousands)
Domestic Electric Operating Revenues:
Residential	$2,682,802	$2,439,590	$2,612,889	$2,524,529	$2,231,091
Commercial	1,882,060	1,672,964	1,860,040	1,699,699	1,502,267
Industrial	2,081,781	1,850,476	2,298,825	2,177,236	1,878,363
Governmental	194,998	179,508	205,054	185,286	163,403
Total retail	6,841,641	6,142,538	6,976,808	6,586,750	5,775,124
Sales for resale	371,646	330,010	395,353	423,519	397,844
Other (1)	183,888	173,866	(127,334)	209,417	98,446
Total	$7,397,175	$6,646,414	$7,244,827	$7,219,686	$6,271,414
Billed Electric Energy
Sales (GWh):
Residential	32,817	32,581	31,080	31,998	30,631
Commercial	25,863	25,354	24,706	24,657	23,775
Industrial	38,637	41,018	41,577	43,956	43,549
Governmental	2,651	2,678	2,593	2,605	2,564
Total retail	99,968	101,631	99,956	103,216	100,519
Sales for resale	9,248	9,828	8,896	9,794	9,714
Total	109,216	111,459	108,852	113,010	110,233

(1)	2001 includes the effect of a reserve for rate refund at System Energy.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Entergy Corporation:

We have audited the accompanying consolidated balance sheets of Entergy Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income; of retained earnings, comprehensive income, and paid-in capital; and of cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Entergy-Koch, LP for the year ended December 31, 2003, the Corporation's investment in which is accounted for by the use of the equity method. The Corporation's equity in earnings of unconsolidated equity affiliates for the year ended December 31, 2003 includes $180,110,000 for Entergy Koch, LP, which earnings were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amount audited by other auditors included for such company, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 9 to the consolidated financial statements, Entergy Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, in 2003, SFAS No. 142, Goodwill and Other Intangible Assets, in 2002 and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in 2001.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2004

                  ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME

                                                                 For the Years Ended December 31,
                                                                 2003          2002          2001
                                                                 (In Thousands, Except Share Data)

                   OPERATING REVENUES
Domestic electric                                              $7,397,175    $6,646,414    $7,244,827
Natural gas                                                       186,176       125,353       185,902
Competitive businesses                                          1,611,569     1,533,268     2,190,170
                                                               ----------    ----------    ----------
TOTAL                                                           9,194,920     8,305,035     9,620,899
                                                               ----------    ----------    ----------

                   OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                   1,987,217     2,154,596     3,681,677
   Purchased power                                              1,697,959       832,334     1,021,432
   Nuclear refueling outage expenses                              159,995       105,592        89,145
     Provision for turbine commitments, asset impairments
     and restructuring charges                                     (7,743)      428,456             -
   Other operation and maintenance                              2,484,436     2,488,112     2,151,742
Decommissioning                                                   146,100        76,417        28,586
Taxes other than income taxes                                     405,659       380,462       399,849
Depreciation and amortization                                     850,503       839,181       721,033
Other regulatory credits - net                                    (13,761)     (141,836)      (20,510)
                                                               ----------    ----------    ----------
TOTAL                                                           7,710,365     7,163,314     8,072,954
                                                               ----------    ----------    ----------

OPERATING INCOME                                                1,484,555     1,141,721     1,547,945
                                                               ----------    ----------    ----------

                      OTHER INCOME
Allowance for equity funds used during construction                42,710        31,658        26,209
Interest and dividend income                                       87,386       118,325       159,805
Equity in earnings of unconsolidated equity affiliates            271,647       183,878       162,882
Miscellaneous - net                                               (76,505)       13,892           457
                                                               ----------    ----------    ----------
TOTAL                                                             325,238       347,753       349,353
                                                               ----------    ----------    ----------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                        485,964       526,442       563,758
Other interest - net                                               53,553        70,560       172,241
Allowance for borrowed funds used during construction             (33,191)      (24,538)      (21,419)
                                                               ----------    ----------    ----------
TOTAL                                                             506,326       572,464       714,580
                                                               ----------    ----------    ----------

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                         1,303,467       917,010     1,182,718

Income taxes                                                      490,074       293,938       455,693
                                                               ----------    ----------    ----------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES                                             813,393       623,072       727,025

CUMULATIVE EFFECT OF ACCOUNTING
CHANGES (net of income taxes of $89,925 in 2003
 and $10,064 in 2001)                                             137,074             -        23,482
                                                               ----------    ----------    ----------

CONSOLIDATED NET INCOME                                           950,467       623,072       750,507

Preferred dividend requirements and other                          23,524        23,712        24,311
                                                               ----------    ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                     $926,943      $599,360      $726,196
                                                               ==========    ==========    ==========

Earnings per average common share before cumulative
effect of accounting changes:
    Basic                                                           $3.48         $2.69         $3.18
    Diluted                                                         $3.42         $2.64         $3.13
Earnings per average common share:
    Basic                                                           $4.09         $2.69         $3.29
    Diluted                                                         $4.01         $2.64         $3.23
Dividends declared per common share                                 $1.60         $1.34         $1.28
Average number of common shares outstanding:
    Basic                                                     226,804,370   223,047,431   220,944,270
    Diluted                                                   231,146,040   227,303,103   224,733,662

See Notes to Consolidated Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Years Ended December 31,
                                                                             2003         2002         2001
                                                                                      (In Thousands)

                          OPERATING ACTIVITIES
Consolidated net income                                                      $950,467     $623,072     $750,507
Noncash items included in net income:
  Reserve for regulatory adjustments                                           13,090       18,848     (359,199)
  Other regulatory credits - net                                              (13,761)    (141,836)     (20,510)
  Depreciation, amortization, and decommissioning                             996,603      915,597      749,619
  Deferred income taxes and investment tax credits                          1,189,531     (256,664)      87,752
  Allowance for equity funds used during construction                         (42,710)     (31,658)     (26,209)
  Cumulative effect of accounting changes                                    (137,074)           -      (23,482)
  Equity in undistributed earnings of unconsolidated equity affiliates       (176,036)    (181,878)    (150,799)
  Provision for turbine commitments, asset impairments, and restructuring
  charges                                                                      (7,743)     428,456            -
Changes in working capital:
  Receivables                                                                (140,612)     (43,957)     302,230
  Fuel inventory                                                              (14,015)       1,030       (3,419)
  Accounts payable                                                            (60,164)     286,230     (415,160)
  Taxes accrued                                                              (828,539)     462,956      486,676
  Interest accrued                                                            (35,837)       7,209       17,287
  Deferred fuel                                                               (33,874)     156,181      495,007
  Other working capital accounts                                               16,809     (286,232)     (39,978)
Provision for estimated losses and reserves                                   196,619       10,533       19,093
Changes in other regulatory assets                                             22,671       71,132      119,215
Other                                                                         110,395      142,684      226,918
                                                                           ----------   ----------   ----------
Net cash flow provided by operating activities                              2,005,820    2,181,703    2,215,548
                                                                           ----------   ----------   ----------

                           INVESTING ACTIVITIES
Construction/capital expenditures                                          (1,568,943)  (1,530,301)  (1,380,417)
Allowance for equity funds used during construction                            42,710       31,658       26,209
Nuclear fuel purchases                                                       (224,308)    (250,309)    (130,670)
Proceeds from sale/leaseback of nuclear fuel                                  150,135      183,664       71,964
Proceeds from sale of assets and businesses                                    25,987      215,088      784,282
Investment in nonutilty properties                                            (71,438)    (216,956)    (647,015)
Decrease (increase) in other investments                                      172,187       38,964     (631,975)
Changes in other temporary investments                                        (50,000)     150,000     (150,000)
Decommissioning trust contributions and realized change in trust assets       (91,518)     (84,914)     (95,571)
Other regulatory investments                                                 (156,446)     (39,390)      (3,460)
Other                                                                         (11,496)     114,033      (68,067)
                                                                           ----------   ----------   ----------
Net cash flow used in investing activities                                 (1,783,130)  (1,388,463)  (2,224,720)
                                                                           ----------   ----------   ----------

See Notes to Consolidated Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended December 31,
                                                                                  2003          2002          2001
                                                                                            (In Thousands)

                            FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                                 2,221,164     1,197,330       682,402
  Common stock and treasury stock                                                  217,521       130,061        64,345
Retirement of long-term debt                                                    (2,409,917)   (1,341,274)     (962,112)
Repurchase of common stock                                                          (8,135)     (118,499)      (36,895)
Redemption of preferred stock                                                       (3,450)       (1,858)      (39,574)
Changes in short-term borrowings - net                                            (499,975)      244,333       (37,004)
Dividends paid:
  Common stock                                                                    (362,814)     (298,991)     (269,122)
  Preferred stock                                                                  (23,524)      (23,712)      (24,044)
                                                                                ----------    ----------    ----------
Net cash flow used in financing activities                                        (869,130)     (212,610)     (622,004)
                                                                                ----------    ----------    ----------

Effect of exchange rates on cash and cash equivalents                                3,345         3,125           325
                                                                                ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                              (643,095)      583,755      (630,851)

Cash and cash equivalents at beginning of period                                 1,335,328       751,573     1,382,424
                                                                                ----------    ----------    ----------

Cash and cash equivalents at end of period                                        $692,233    $1,335,328      $751,573
                                                                                ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized                                          $552,017      $633,931      $708,748
    Income taxes                                                                  $188,709       $57,856     ($113,466)
  Noncash investing and financing activities:
    Debt assumed by the Damhead Creek purchaser                                          -      $488,432             -
    Decommissioning trust funds acquired in nuclear power plant acquisitions             -      $310,000      $430,000
    Long-term debt refunded with proceeds from
       long-term debt issued in prior period                                             -      ($47,000)            -
    Proceeds from long-term debt issued for the purpose
       of refunding prior long-term debt                                                 -             -       $47,000

 See Notes to Consolidated Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                 ASSETS

                                                                            December 31,
                                                                       2003           2002
                                                                           (In Thousands)

                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                 $115,112       $169,788
  Temporary cash investments - at cost,
   which approximates market                                            576,813      1,165,260
  Special deposits                                                          308            280
                                                                    -----------    -----------
     Total cash and cash equivalents                                    692,233      1,335,328
                                                                    -----------    -----------
Other temporary investments                                              50,000              -
Notes receivable                                                          1,730          2,078
Accounts receivable:
  Customer                                                              398,091        323,215
  Allowance for doubtful accounts                                       (25,976)       (27,285)
  Other                                                                 246,824        244,621
  Accrued unbilled revenues                                             384,860        319,133
                                                                    -----------    -----------
     Total receivables                                                1,003,799        859,684
                                                                    -----------    -----------
Deferred fuel costs                                                     245,973         55,653
Fuel inventory - at average cost                                        110,482         96,467
Materials and supplies - at average cost                                548,921        525,900
Deferred nuclear refueling outage costs                                 138,836        163,646
Prepayments and other                                                   127,270        166,827
                                                                    -----------    -----------
TOTAL                                                                 2,919,244      3,205,583
                                                                    -----------    -----------

                OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                  1,053,328        824,209
Decommissioning trust funds                                           2,278,533      2,069,198
Non-utility property - at cost (less accumulated depreciation)          262,384        297,294
Other                                                                   152,681        277,539
                                                                    -----------    -----------
TOTAL                                                                 3,746,926      3,468,240
                                                                    -----------    -----------

                PROPERTY, PLANT AND EQUIPMENT
Electric                                                             28,035,899     26,789,538
Property under capital lease                                            751,815        746,624
Natural gas                                                             236,622        209,969
Construction work in progress                                         1,380,982      1,232,891
Nuclear fuel under capital lease                                        278,683        259,433
Nuclear fuel                                                            234,421        263,609
                                                                    -----------    -----------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                  30,918,422     29,502,064
Less - accumulated depreciation and amortization                     12,619,625     11,837,061
                                                                    -----------    -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                  18,298,797     17,665,003
                                                                    -----------    -----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                       830,539        844,105
  Other regulatory assets                                             1,425,145        973,185
Long-term receivables                                                    20,886         24,703
Goodwill                                                                377,172        377,172
Other                                                                   935,501        946,375
                                                                    -----------    -----------
TOTAL                                                                 3,589,243      3,165,540
                                                                    -----------    -----------

TOTAL ASSETS                                                        $28,554,210    $27,504,366
                                                                    ===========    ===========
See Notes to Consolidated Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             December 31,
                                                                         2003           2002
                                                                            (In Thousands)

                      CURRENT LIABILITIES
Currently maturing long-term debt                                        $524,372     $1,191,320
Notes payable                                                                 351            351
Accounts payable                                                          796,572        855,446
Customer deposits                                                         199,620        198,442
Taxes accrued                                                             224,926        385,315
Accumulated deferred income taxes                                          22,963         26,468
Nuclear refueling outage costs                                              8,238         14,244
Interest accrued                                                          139,603        175,440
Obligations under capital leases                                          159,978        153,822
Other                                                                     205,600        171,341
                                                                      -----------    -----------
TOTAL                                                                   2,282,223      3,172,189
                                                                      -----------    -----------

                    NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued                     4,779,513      4,250,800
Accumulated deferred investment tax credits                               420,248        447,925
Obligations under capital leases                                          153,898        155,943
Other regulatory liabilities                                              291,239        185,579
Decommissioning and retirement cost liabilities                         2,242,312      2,115,744
Transition to competition                                                  79,098         79,098
Regulatory reserves                                                        69,528         56,438
Accumulated provisions                                                    506,960        389,868
Long-term debt                                                          7,322,940      7,308,649
Preferred stock with sinking fund                                          20,852              -
Other                                                                   1,347,404      1,145,232
                                                                      -----------    -----------
TOTAL                                                                  17,233,992     16,135,276
                                                                      -----------    -----------

Preferred stock with sinking fund                                               -         24,327
Preferred stock without sinking fund                                      334,337        334,337

                      SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 248,174,087 shares in 2003 and in 2002                     2,482          2,482
Paid-in capital                                                         4,767,615      4,666,753
Retained earnings                                                       4,502,508      3,938,693
Accumulated other comprehensive loss                                       (7,795)       (22,360)
Less - treasury stock, at cost (19,276,445 shares in 2003 and
  25,752,410 shares in 2002)                                              561,152        747,331
                                                                      -----------    -----------
TOTAL                                                                   8,703,658      7,838,237
                                                                      -----------    -----------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $28,554,210    $27,504,366
                                                                      ===========    ===========
See Notes to Consolidated Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND
                              PAID-IN CAPITAL

                                                                            For the Years Ended December 31,
                                                               2003                      2002                    2001
                                                                                     (In Thousands)

               RETAINED EARNINGS
Retained Earnings - Beginning of period               $3,938,693                $3,638,448               $3,190,639

     Add: Earnings applicable to common stock            926,943    $926,943       599,360    $599,360      726,196      $726,196

     Deduct:
        Dividends declared on common stock               362,941                   299,031                  278,342
        Capital stock and other expenses                     187                        84                       45
                                                      ----------                ----------               ----------
              Total                                      363,128                   299,115                  278,387
                                                      ----------                ----------               ----------

Retained Earnings - End of period                     $4,502,508                $3,938,693               $3,638,448
                                                      ==========                ==========               ==========

   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                    (Net of taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes   $17,313                  $(17,973)                      $-
  Other accumulated comprehensive (loss) items           (39,673)                  (70,821)                 (75,033)
                                                      ----------                ----------               ----------
     Total                                               (22,360)                  (88,794)                 (75,033)
                                                      ----------                ----------               ----------

  Cumulative effect to January 1, 2001 of accounting
    change regarding fair value of derivative instruments      -                         -                  (18,021)

Net derivative instrument fair value changes
  arising during the period                              (43,124)    (43,124)       35,286      35,286           48            48

Foreign currency translation adjustments                   4,169       4,169        65,948     (15,487)       4,615         4,615

Minimum pension liability adjustment                       1,153       1,153       (10,489)    (10,489)           -             -

Net unrealized investment gains (losses)                  52,367      52,367       (24,311)    (24,311)        (403)         (403)
                                                         -------    --------      --------    --------     --------      --------
Balance at end of period:
  Accumulated derivative instrument fair value changes   (25,811)                   17,313                  (17,973)
  Other accumulated comprehensive income (loss) items     18,016                   (39,673)                 (70,821)
                                                         -------                  --------                 --------
     Total                                               ($7,795)   --------      ($22,360)   --------     ($88,794)     --------
Comprehensive Income                                     =======    $941,508      ========    $584,359     ========      $730,456
                                                                    ========                  ========                   ========

                PAID-IN CAPITAL
Paid-in Capital - Beginning of period                 $4,666,753                $4,662,704               $4,660,483

     Add:
      Common stock issuances related to stock plans      100,862                     4,049                    2,221
                                                      ----------                ----------               ----------
Paid-in Capital - End of period                       $4,767,615                $4,666,753               $4,662,704
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

Entergy recognizes revenue from electric power and gas sales when it delivers power or gas to its customers. To the extent that deliveries have occurred but a bill has not been issued, the domestic utility companies accrue an estimate of the revenues for energy delivered since the latest billings. Entergy calculates the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and prices in effect in the domestic utility companies' various jurisdictions. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. Therefore, changes in price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the next, and may result in variability in reported revenues from one period to the next as prior estimates are so recorded and reversed.

The domestic utility companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, both of which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers. Because the fuel adjustment clause mechanism allows monthly adjustments to recover fuel costs, Entergy Louisiana, Entergy New Orleans, and the Louisiana portion of Entergy Gulf States include a component of fuel cost recovery in their unbilled revenue calculations. Where the fuel component of revenues is billed based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. Entergy Mississippi's fuel factor includes an energy cost rider that is adjusted quarterly. Entergy Mississippi has deferred until 2004 the collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003, respectively. The deferred amount plus carrying charges will be collected over twelve months beginning January 2004. In the case of Entergy Arkansas and the Texas portion of Entergy Gulf States, their fuel under-recoveries are treated as regulatory investments in the cash flow statements because those companies are allowed by their regulatory jurisdictions to recover the fuel cost regulatory asset over longer than a twelve-month period, and the companies earn a carrying charge on the under-recovered balances.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost. For the domestic utility companies and System Energy, the original cost of plant retired or removed, less salvage, is charged to accumulated depreciation. Normal maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the domestic utility companies' and System Energy's plant is subject to mortgage liens.

Electric plant includes the portions of Grand Gulf 1 and Waterford 3 that have been sold and leased back. For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions.

Net property, plant, and equipment by business segment and functional category, as of December 31, 2003 and 2002, is shown below:

				Energy
		U.S.	Non-Utility	Commodity	Parent and
2003	Entergy	Utility	Nuclear	Services	Other
	(In Millions)
Production
Nuclear	$7,056	$6,112	$944	$-	$-
Other	1,816	1,359	-	457	-
Transmission	2,067	2,067	-	-	-
Distribution	4,231	4,231	-	-	-
Other	1,079	1,069	-	-	10
Construction work in progress	1,381	954	398	-	29
Nuclear fuel
(leased and owned)	513	298	215	-	-
Asset retirement obligation (1)	156	155	-	1	-
Property, plant, and equipment - net	$18,299	$16,245	$1,557	$458	$39

				Energy
		U.S.	Non-Utility	Commodity	Parent and
2002	Entergy	Utility	Nuclear	Services	Other
	(In Millions)
Production
Nuclear	$7,472	$6,314	$1,158	$-	$-
Other	1,616	1,382	-	234	-
Transmission	1,851	1,851	-	-	-
Distribution	4,037	4,037	-	-	-
Other	933	929	-	-	4
Construction work in progress	1,233	797	216	192	28
Nuclear fuel
(leased and owned)	523	284	239	-	-
Property, plant, and equipment - net	$17,665	$15,594	$1,613	$426	$32

(1)	This is reflected in electric property, plant, and equipment and accumulated depreciation and amortization on the balance sheet.

Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property. Depreciation rates on average depreciable property approximated 2.8% in 2003 and 2.9% in 2002 and 2001. Included in these rates are the depreciation rates on average depreciable utility property of 2.8% in 2003, 2002 and 2001 and the depreciation rates on average depreciable non-utility property of 3.3% in 2003, 4.0% in 2002, and 4.8% in 2001.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 2003, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)

Grand Gulf	Unit 1	Nuclear	1,207	90.00% (2)	$3,672	$1,673
Independence	Units 1 and 2	Coal	1,630	47.90%	459	240
White Bluff	Units 1 and 2	Coal	1,635	57.00%	423	256
Roy S. Nelson	Unit 6	Coal	550	70.00%	404	234
Big Cajun 2	Unit 3	Coal	575	42.00%	233	123
Harrison County		Gas	550	70.00%	230	3

(1)

"Total Megawatt Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2)	Includes an 11.5% leasehold interest held by System Energy. System Energy's Grand Gulf 1 lease obligations are discussed in Note 10 to the consolidated financial statements.

Goodwill

Entergy implemented SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The adoption of SFAS 142 required an initial impairment assessment involving a comparison of the fair value of goodwill and other intangible assets to the current carrying value. Goodwill and other intangible assets determined to have indefinite useful lives are not amortized, whereas goodwill and other intangible assets determined to have definite useful lives are amortized over their useful lives. Goodwill and other intangible assets are subject to annual impairment testing.

The implementation of SFAS 142 resulted in the cessation of Entergy's amortization of the remaining plant acquisition adjustment recorded in conjunction with its acquisition of Entergy Gulf States. The following table is a reconciliation of reported earnings applicable to common stock to earnings applicable to common stock without goodwill amortization for the years ended December 31, 2003, 2002, and 2001:

	For the Years Ended December 31,
	2003	2002	2001
	(In Thousands, Except Share Data)

Reported earnings applicable to common stock	$926,943	$599,360	$726,196
Add back: Goodwill amortization	-	-	16,265
Adjusted earnings applicable to common stock without
goodwill amortization	$926,943	$599,360	$742,461

Basic earnings per average common share:
Reported earnings applicable to common stock	$4.09	$2.69	$3.29
Goodwill amortization	-	-	0.07
Adjusted earnings applicable to common stock without
goodwill amortization	$4.09	$2.69	$3.36

Diluted earnings per average common share:
Reported earnings applicable to common stock	$4.01	$2.64	$3.23
Goodwill amortization	-	-	0.07
Adjusted earnings applicable to common stock without
goodwill amortization	$4.01	$2.64	$3.30

During 2001, Entergy acquired certain intangible assets in connection with the formation of Entergy-Koch, LP, an unconsolidated 50/50 limited partnership between subsidiaries of Entergy and Koch Industries, Inc. Because the intangible assets were assigned definite useful lives, which correspond to the useful lives of Entergy-Koch's fixed assets, Entergy is amortizing them on a straight-line basis over a period of 30 years. Entergy's consolidated balance sheet at December 31, 2003 includes $53 million of unamortized intangible assets acquired in forming Entergy-Koch.

Nuclear Refueling Outage Costs

Entergy records nuclear refueling outage costs in accordance with regulatory treatment and the matching principle. These refueling outage expenses are incurred to prepare the units to operate for the next operating cycle without having to be taken off line. Except for the River Bend plant, the costs are deferred during the outage and amortized over the period to the next outage. In accordance with the regulatory treatment of the River Bend plant, River Bend's costs are accrued in advance and included in the cost of service used to establish retail rates. Entergy Gulf States relieves the accrued liability when it incurs costs during the next River Bend outage.

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

Earnings per Share

The following table presents Entergy's basic and diluted earnings per share (EPS) calculation included on the consolidated income statement:

	For the years ended December 31,
	2003		2002		2001
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Income before cumulative effect of accounting change	$ 789.9		$599.4		$ 702.7
Average number of common shares outstanding - basic	226.8	$ 3.48	223.0	$ 2.69	220.9	$ 3.18
Average dilutive effect of:
Stock Options (1)	4.1	(0.062)	3.9	(0.046)	3.6	(0.052)
Equity Awards	0.2	(0.004)	0.4	(0.005)	0.2	(0.002)
Average number of common shares outstanding - diluted	231.1	$ 3.42	227.3	$ 2.64	224.7	$ 3.13

Earnings applicable to common stock	$ 926.9		$599.4		$ 726.2
Average number of common shares outstanding - basic	226.8	$ 4.09	223.0	$ 2.69	220.9	$ 3.29
Average dilutive effect of:
Stock Options (1)	4.1	(0.073)	3.9	(0.046)	3.6	(0.054)
Equity Awards	0.2	(0.004)	0.4	(0.005)	0.2	(0.002)
Average number of common shares outstanding - diluted	231.1	$ 4.01	227.3	$ 2.64	224.7	$ 3.23

(1)

Options to purchase approximately 15,231 shares in 2003, 109,897 shares in 2002, and 148,500 shares in 2001 of common stock at various prices were outstanding at the end of those years that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at the end of each of the years presented.

Stock-based Compensation Plans

Entergy has two plans that grant stock options, which are described more fully in Note 8 to the consolidated financial statements. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in 2002 and 2001 net income as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Awards under Entergy's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.

Application of SFAS 71

The domestic utility companies and System Energy currently account for the effects of regulation pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement applies to the financial statements of a rate-regulated enterprise that meets three criteria. The enterprise must have rates that (i) are approved by a body empowered to set rates that bind customers (its regulator); (ii) are cost-based; and (iii) can be charged to and collected from customers. These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers. If an enterprise meets these criteria, it capitalizes costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. Such capitalized costs are reflected as regulatory assets in the accompanying financial statements. A significant majority of Entergy's regulatory assets, net of related regulatory and deferred tax liabilities, earn a return on investment during their recovery periods. SFAS 71 requires that rate-regulated enterprises assess the probability of recovering their regulatory assets at each balance sheet date. When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.

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

Investments

Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds at their fair value on the consolidated balance sheet. As of December 31, 2003 and 2002, the fair value of the securities held in such funds differs from the amounts deposited plus the earnings on the deposits by $94 million and ($24) million, respectively. Because of the ability of the domestic utility companies and System Energy to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the domestic utility companies and System Energy have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets. Prior to the implementation of SFAS 143, the offsetting amount of unrealized gains/(losses) on investment securities was recorded in accumulated depreciation for Entergy Arkansas, Entergy Gulf States (for the regulated portion of River Bend), and for Entergy Louisiana. For the nonregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits. Decommissioning trust funds for Pilgrim, Indian Point 2, and Vermont Yankee do not receive regulatory treatment. Accordingly, unrealized gains and losses recorded on the assets in these trust funds are recognized in the accumulated other income component of shareholders' equity because these assets are classified as available for sale.

Equity Method Investees

Entergy owns investments that are accounted for under the equity method of accounting because Entergy's ownership level results in significant influence, but not control, over the investee and its operations. Entergy records its share of earnings or losses of the investee based on the change during the period in the estimated liquidation value of the investment, assuming that the investee's assets were to be liquidated at book value. The equity earnings for Entergy-Koch, LP recorded by Entergy are dictated by the terms of the partnership agreement in accordance with the hypothetical liquidation at book value (HLBV) method. In accordance with the HLBV method, earnings are allocated to members based on what each partner would receive from their capital account if, hypothetically, liquidation were to occur at the balance sheet date and amounts distributed were based on recorded book values. Entergy discontinues the recognition of losses on equity investments when its share of losses equals or exceeds its carrying amount of investee plus any advances made or commitments to provide additional financial support. See Note 13 to the consolidated financial statements for additional information regarding Entergy's equity method investments.

Derivative Financial Instruments and Commodity Derivatives

Entergy implemented SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The statement requires that all derivatives be recognized in the balance sheet, either as assets or liabilities, at fair value, unless they meet the normal purchase, normal sales criteria. The changes in the fair value of recognized derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

Contracts for commodities that will be delivered in quantities expected to be used or sold in the ordinary course of business, including certain purchases and sales of power and fuel, are not classified as derivatives. These contracts are exempted under the normal purchase, normal sales criteria. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

Other contracts for commodities in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transaction qualify as cash flow hedges. The changes in the fair value of such derivative instruments are reported in other comprehensive income. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy, and at inception and on a ongoing basis the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in other comprehensive income are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current-period earnings.

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

Impairment of Long-Lived Assets

Entergy periodically reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain. Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from such operations and assets. Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy over the remaining life of the assets. See Note 12 to the consolidated financial statements for discussion of asset impairments recognized in 2002 in the Energy Commodity Services segment.

River Bend AFUDC

The River Bend AFUDC gross-up is a regulatory asset that represents the incremental difference imputed by the LPSC between the AFUDC actually recorded by Entergy Gulf States on a net-of-tax basis during the construction of River Bend and what the AFUDC would have been on a pre-tax basis. The imputed amount was only calculated on that portion of River Bend that the LPSC allowed in rate base and is being amortized over the estimated remaining economic life of River Bend.

Transition to Competition Liabilities

In conjunction with electric utility industry restructuring activity in Texas, regulatory mechanisms were established to mitigate potential stranded costs. Texas restructuring legislation allowed depreciation on transmission and distribution assets to be directed toward generation assets. The liability recorded as a result of this mechanism is classified as "transition to competition" deferred credits.

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

New Accounting Pronouncements

During 2003, Entergy adopted the provisions of the following accounting standards: SFAS 143, "Accounting for Asset Retirement Obligations," which is discussed further in Note 9; FIN 46, Consolidation of Variable Interest Entities," which is discussed further in Note 6; and SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150, which became effective July 1, 2003, requires mandatorily redeemable financial instruments to be classified and treated as liabilities in the presentation of financial position and results of operations. The only effect of implementing SFAS 150 for Entergy is the inclusion of long-term debt and preferred stock with sinking fund under the liabilities caption in Entergy's balance sheet. Entergy's results of operations and cash flows were not affected by this standard.

During 2003, Entergy also adopted the provisions of the following accounting standards: EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities; SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and related interpretations by the Derivatives Implementation Group, and FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". The adoption of these standards did not have a material effect on Entergy's financial statements.

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

Jurisdiction	Status of Retail Open Access	% of Entergy's 2003 Revenues Derived from Retail Electric Utility Operations in the Jurisdiction

Arkansas	Retail open access was repealed in February 2003.	15.4%

Texas	Implementation delayed in Entergy Gulf States' service area in a settlement approved by PUCT. In light of regulatory proceedings and approvals required, retail open access not likely before the first quarter of 2005.	14.4%

Louisiana	The LPSC has deferred pursuing retail open access, pending developments at the federal level and in other states.	43.9%

Mississippi	The MPSC has recommended not pursuing open access at this time.	13.0%

New Orleans	The Council has taken no action on Entergy New Orleans' proposal filed in 1997.	5.9%

Retail open access commenced in portions of Texas on January 1, 2002. The staff of the PUCT filed a petition to delay retail open access in Entergy Gulf States' service area, and Entergy Gulf States reached a settlement agreement approved by the PUCT to delay retail open access until at least September 15, 2002. In September 2002, the PUCT ordered Entergy Gulf States to file on January 24, 2003 a proposal for an interim solution (retail open access without a FERC-approved RTO) if it appeared by January 15, 2003 that a FERC-approved RTO would not be functional by January 1, 2004. On January 24, 2003, Entergy Gulf States filed its proposal, which among other elements, included:

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

The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. The PUCT issued an order on rehearing in late-July 2003 in which it identified December 2004 as the target date for the beginning of the interim solution. Consistent with the order, and after negotiations with other parties and following a series of contested hearings and the PUCT approval of a settlement agreement on the market protocols, Entergy Services made a filing at the FERC and has received approval on an expedited basis of the market protocols subject to FERC jurisdiction. This ruling, when final and appealable, will allow for the reinvigorated pilot to begin upon the PUCT approval of Entergy Gulf States' independent organization request. The PUCT is currently scheduled to conduct a hearing on this request in June 2004.

In September 2003, the PUCT issued a written order that approved the Price to Beat (PTB) fuel factor for Entergy Gulf States, which is to be implemented upon the commencement of retail open access in its Texas service territory. This PTB fuel factor is subject to revision based on PUCT rules. The PUCT declined consideration of a request for rehearing sought by certain cities in Texas served by Entergy Gulf States and the Office of Public Utility Counsel. The Office of Public Utility Counsel has appealed this decision to the Texas courts. Management cannot predict the ultimate outcome of the proceeding at this time.

In November 2003, Entergy Gulf States initiated a proceeding to certify the Entergy Transmission Organization as the independent organization. The PUCT is scheduled to conduct a hearing on the certification application in June 2004.

Regulatory Assets

Other Regulatory Assets

The domestic utility companies and System Energy are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the table below provides detail of "Other regulatory assets" that are included on the balance sheets as of December 31, 2003 and 2002.

	2003	2002
	(In Millions)

DOE Decommissioning and Decontamination Fees - recovered through fuel rates until December 2006 (Note 9)	$32.9	$40.3
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9)	464.9	-
Removal costs - recovered through depreciation rates	72.4	79.6
Provisions for storm damages - recovered through cost of service	123.3	93.9
Postretirement benefits - recovered through 2013 (Note 11)	21.5	23.9
Pension costs (Note 11)	134.0	157.8
Depreciation re-direct - recovery begins at start of retail open access (Note 1)	79.1	79.1
River Bend AFUDC - recovered through August 2025 (Note 1)	39.4	41.3
Spindletop gas storage lease - recovered through December 2032	38.0	35.0
Low-level radwaste - recovery timing dependent upon pending lawsuit	19.4	19.4
1994 FERC Settlement - recovered through June 2004 (Note 2)	4.0	12.1
Sale-leaseback deferral - recovered through June 2014 (Note 10)	131.7	123.9
Deferred fuel - non-current - recovered through rate riders redetermined annually	28.2	17.3
Unamortized loss on reaquired debt - recovered over term of debt	164.4	155.2
Other - various	71.9	94.4
Total	$1,425.1	$973.2

Deferred fuel costs

The domestic utility companies are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and the current fuel and purchased power costs is recorded as "Deferred fuel costs" on the domestic utility companies' financial statements. The table below shows the amount of deferred fuel costs as of December 31, 2003 and 2002 that has been or will be recovered or (refunded) through the fuel mechanisms of the domestic utility companies.

	2003	2002
	(In Millions)

Entergy Arkansas	$10.6	$(42.6)
Entergy Gulf States	$118.4	$100.6
Entergy Louisiana	$30.6	$(25.6)
Entergy Mississippi	$89.1	$38.2
Entergy New Orleans	$(2.7)	$(14.9)

Entergy Arkansas

Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills. The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an annual energy cost rate. The energy cost rate includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year.

In March 2003, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2003 through March 2004. The energy cost rate filed was approximately the same as the interim energy cost rate that was in effect since October 2002. The current energy cost rate is designed to eliminate the over-recovery during the annual rider period.

Entergy Gulf States

In the Texas jurisdiction, Entergy Gulf States' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. Under current methodology, semi-annual revisions of the fixed fuel factor may be made in March and September based on the market price of natural gas. Entergy Gulf States will likely continue to use this methodology until the start of retail open access. The amounts collected under Entergy Gulf States' fixed fuel factor and any interim surcharge implemented until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT. In the Texas jurisdiction, Entergy Gulf States' deferred electric fuel costs are $116.6 million as of December 31, 2003, which includes the following:

Interim surcharge	$87.0 million
Items to be addressed as part of unbundling	$29.0 million
Imputed capacity charges	$9.3 million
Other (includes over-recovery for the period 9/03 - 12/03)	$(8.7) million

The PUCT has ordered that the imputed capacity charges be excluded from fuel rates and therefore recovered through base rates. It is uncertain, however, as to when and if Entergy Gulf States will initiate a base rate proceeding before the PUCT. The current PUCT-approved settlement agreement delaying retail open access in Texas requires a rate freeze during the delay period. If Entergy Gulf States implements retail open access without a Texas base rate proceeding, it is possible that Entergy Gulf States will not be allowed to recover imputed capacity charges in Texas retail rates in the future.

In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States was reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. The PUCT decided in August 2002 to reduce Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at this time. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States is challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The case was argued before the Travis County Texas District Court in August 2003 and the Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals.

In September 2003, Entergy Gulf States filed an application with the PUCT to implement an $87.3 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from September 2002 through August 2003. Hearings were held in October 2003 and the PUCT issued an order in December 2003 allowing for the recovery of $87 million. The surcharge will be collected over a twelve-month period that began in January 2004.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. The reconciliation includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. Hearings are expected to occur in the third quarter 2004 with a final PUCT decision expected in early 2005.

Entergy Gulf States (Louisiana) and Entergy Louisiana

The Louisiana jurisdiction of Entergy Gulf States and Entergy Louisiana recover electric fuel and purchased power costs for the upcoming month based upon the level of such costs from the prior month. Entergy Gulf States' gas rate schedules include estimates for the billing month adjusted by a surcharge or credit for deferred fuel expense arising from monthly reconciliations.

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana is currently evaluating the LPSC staff report and expects to contest the recommendation. A procedural schedule has been adopted and hearings, which also will address issues relating to the reasonableness of transmission planning and purchases of power from affiliates, the potential value of which issues cannot yet be quantified, are scheduled to begin in September 2004, but the LPSC staff has requested a delay until April 2005.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges collected by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 1, 2002. The discovery process is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established and the LPSC staff has not yet issued its audit report.

Entergy Mississippi

Entergy Mississippi's rate schedules include an energy cost recovery rider which is adjusted quarterly to reflect accumulated over- or under-recoveries from the second prior quarter. In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Under the MPSC's order, Entergy Mississippi has deferred until 2004 the collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003, respectively. The deferred amount of $77.6 million plus carrying charges will be collected through the energy cost recovery rider over a twelve-month period beginning January 2004.

Entergy New Orleans

Effective June 2003, Entergy New Orleans electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs adjusted by a surcharge or credit for deferred fuel expense arising from monthly reconciliations, including carrying charges. Entergy New Orleans' gas rate schedules include estimates for the billing month adjusted by a surcharge or credit for deferred fuel expense arising from monthly reconciliations, including carrying charges.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

No significant retail rate proceedings are pending in Arkansas at this time.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

Retail Rates

Entergy Gulf States is operating in Texas under the terms of a June 1999 PUCT-approved settlement agreement. The settlement provided for a base rate freeze that has remained in effect during the delay in implementation of retail open access in Entergy Gulf States' Texas service territory.

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

In April 2002, the Travis County District Court issued an order affirming the PUCT's order on remand disallowing recovery of the abeyed plant costs. Entergy Gulf States appealed this ruling to the Third District Court of Appeals. In July 2003, the Third District Court of Appeals unanimously affirmed the judgment of the Travis County District Court. After considering the progress of the proceeding in light of the decision of the Court of Appeals, management has concluded that it is prudent to accrue for the loss that would be associated with a final, non-appealable decision disallowing the abeyed plant costs. The net carrying value of the abeyed plant costs was $107.7 million as of June 30, 2003, and after this accrual Entergy Gulf States provided for all potential loss related to current or past contested costs of construction of the River Bend plant. Accrual of the loss was recorded in the second quarter 2003 and reduced net income by $65.6 million. In January 2004, the Texas Supreme Court asked for full briefing on the merits of the case in response to Entergy Gulf States' petition for review.

Filings with the LPSC

Annual Earnings Reviews (Entergy Gulf States)

In December 2002, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff pursuant to which Entergy Gulf States agreed to make a base rate refund of $16.3 million, including interest, and to implement a $22.1 million prospective base rate reduction effective January 2003. The settlement discharged any potential liability for claims that relate to Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth post-merger earnings reviews. Entergy Gulf States made the refund in February 2003. In addition to resolving and discharging all liability associated with the fourth through eighth earnings reviews, the settlement provides that Entergy Gulf States shall be authorized to continue to reflect in rates a ROE of 11.1% until a different ROE is authorized by a final resolution disposing of all issues in the proceeding that was commenced with Entergy Gulf States' May 2002 filing.

In May 2002, Entergy Gulf States filed its ninth and last required post-merger analysis with the LPSC. The filing included an earnings review filing for the 2001 test year that resulted in a rate decrease of $11.5 million, which was implemented effective June 2002. In April 2003, the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million, before taking into account the $11.5 million rate reduction that Entergy Gulf States implemented effective June 2002. In July 2003, Entergy Gulf States filed testimony rebutting the LPSC staff's testimony and supporting the filing. During discovery, the LPSC staff requested that Entergy Gulf States provide updated cost of service data to reflect changes in costs, revenues, and rate base through December 31, 2002. In September 2003, Entergy Gulf States supplied the updated data. In December 2003, the LPSC staff recommended a rate refund of $30.6 million and a prospective rate reduction of approximately $50 million. Hearings are scheduled to begin in April 2004. Entergy Gulf States cannot predict the ultimate outcome of this proceeding.

Retail Rates (Entergy Louisiana)

In January 2004, Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase of approximately $167 million. In that filing, Entergy Louisiana noted that approximately $73 million of the base rate increase was attributable to certain power purchase agreements, the implementation of which would, based on current natural gas prices, produce fuel savings for customers that substantially mitigate the impact of the requested base rate increase. The filing also requested an allowed ROE of 11.4%. Entergy Louisiana's previously authorized ROE midpoint currently in effect is 10.5%. Hearings are currently set for September 2004.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In December 2002, the MPSC issued a final order approving a joint stipulation entered into by Entergy Mississippi and the Mississippi Public Utilities Staff in October 2002. The final order results in a $48.2 million rate increase, or about a 5.3% increase in overall retail revenues, which is based on an ROE of 11.75%. The rate increase began in January 2003. The order endorsed a new power management rider schedule designed to more efficiently collect capacity portions of purchased power costs. Also, the order provides for improvements in the return on equity formula and more robust performance measures for Entergy Mississippi's formula rate plan. Under the provisions of Entergy Mississippi's formula rate plan, a bandwidth is placed around the benchmark ROE, and if Entergy Mississippi earns outside of the bandwidth (as well as outside of a range-of-no-change at each edge of the bandwidth), then Entergy Mississippi's rates will be adjusted, though on a prospective basis only. Under the provisions of the order, Entergy Mississippi will make its next formula rate plan filing during March 2004. The "benchmark ROE" set out in Entergy Mississippi's March 2004 annual formula rate plan filing likely will differ from the last approved ROE. Under Mississippi law and Entergy Mississippi's formula rate plan, however, if Entergy Mississippi's earned ROE is above the top of the range-of-no-change at the top of the formula rate plan bandwidth, then Entergy Mississippi's "Allowed ROE" for the next twelve-month period is the point halfway between such earned ROE and the top of the bandwidth; and Entergy Mississippi's retail rates are set at that halfway-point ROE level. In the situation where Entergy Mississippi's earned ROE is not above the top of the range-of-no-change at the top of the bandwidth, then Entergy Mississippi's "Allowed ROE" for the next twelve-month period is the top of the range-of-no-change at the top of the bandwidth.

Grand Gulf Accelerated Recovery Tariff (GGART)

In September 1998, FERC approved the GGART for Entergy Mississippi's allocable portion of Grand Gulf, which was filed with FERC in August 1998. The GGART provided for the acceleration of Entergy Mississippi's Grand Gulf purchased power over the period October 1, 1998 through June 30, 2004. In May 2003, the MPSC authorized the cessation of the GGART effective July 1, 2003. Entergy Mississippi filed notice of the change with FERC and the FERC approved the filing on July 30, 2003. Entergy Mississippi accelerated a total of $168.4 million of Grand Gulf purchased power obligation under the GGART over the period October 1, 1998 through June 30, 2003.

Filings with the Council (Entergy New Orleans)

Rate Proceedings

In May 2002, Entergy New Orleans filed a cost of service study and revenue requirement filing with the City Council for the 2001 test year. The filing indicated that a revenue deficiency existed and that a $28.9 million electric rate increase and a $15.3 million gas rate increase were appropriate. Additionally, Entergy New Orleans proposed a $6 million public benefit fund. In March 2003, Entergy New Orleans and the Advisors to the City Council presented to the City Council an agreement in principle and the City Council approved that agreement in May 2003 allowing for a total increase of $30.2 million in electric and gas base rates effective June 1, 2003. Certain intervenors have appealed the City Council's approval to Civil District Court for the Parish of Orleans. Entergy New Orleans and the City Council will oppose the appeal, but the outcome cannot be predicted.

Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims.  The suit in state court has been stayed by stipulation of the parties pending a decision by the City Council in the proceeding discussed in the next paragraph.

Plaintiffs also filed this complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that results in a refund to customers of $11.3 million, including interest during the months of June through September 2004. Entergy New Orleans has accrued for this liability as of December 31, 2003. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience, or harm to its ratepayers.  The plaintiffs have appealed the City Council resolution to the state court in Orleans Parish.

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

NOTE 3. INCOME TAXES

Income tax expenses for 2003, 2002, and 2001 consist of the following:

(a)

The actual cash taxes paid/(received) were $188,709 in 2003, $57,856 in 2002, and ($113,466) in 2001. Entergy Louisiana's mark-to-market tax accounting election significantly reduced taxes paid in 2001 and 2002. In 2001, Entergy Louisiana changed its method of accounting for tax purposes related to the contract to purchase power from the Vidalia project (the contract is discussed in Note 9 to the consolidated financial statements). The new tax accounting method has provided a cumulative cash flow benefit of approximately $805 million through 2003, which is expected to reverse in the years 2005 through 2031. The election did not reduce book income tax expense. The timing of the reversal of this benefit depends on several variables, including the price of power. Approximately half of the consolidated cash flow benefit of the election occurred in 2001 and the remainder occurred in 2002.

Total income taxes differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2003, 2002, and 2001 are:

Significant components of net deferred and noncurrent accrued tax liabilities as of December 31, 2003 and 2002 are as follows:

At December 31, 2003, Entergy had $192 million in net realized federal capital loss carryforwards that will expire as follows: $12 million in 2006, $163 million in 2007, and $17 million in 2008.

At December 31, 2003, Entergy had state net operating loss carryforwards of $1.9 billion, primarily resulting from Entergy Louisiana's mark-to-market tax election. If the state net operating loss carryforwards are not utilized, they will expire in the years 2010 through 2016.

The 2003 and 2002 valuation allowances are provided against UK capital loss and UK net operating loss carryforwards, which can be utilized against future UK taxable income. For UK tax purposes, these carryforwards do not expire.

At December 31, 2003, Entergy had $9.8 million of indefinitely reinvested undistributed earnings from subsidiary companies outside the U.S. Upon distribution of these earnings in the form of dividends or otherwise, Entergy could be subject to U.S. income taxes (subject to foreign tax credits) and withholding taxes payable to various foreign countries.

NOTE 4. LINES OF CREDIT AND RELATED SHORT-TERM BORROWINGS

Entergy Corporation has in place a 364-day bank credit facility with a borrowing capacity of $1.45 billion, none of which was outstanding as of December 31, 2003. The commitment fee for this facility is currently 0.20% of the line amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

Although the Entergy Corporation credit facility expires in May 2004, Entergy has the discretionary option to extend the period to repay the amount then outstanding for an additional 364-day term. Because of this option, which Entergy intends to exercise if it does not renew the credit line or obtain an alternative source of financing, the credit line is reflected in long-term debt on the balance sheet. Entergy Corporation's facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization, and maintain an interest coverage ratio of 2 to 1. If Entergy fails to meet these limits, or if Entergy or the domestic utility companies default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the facility's maturity date may occur.

The short-term borrowings of Entergy's subsidiaries are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. Also, under the SEC order authorizing the short-term borrowing limits, the domestic utility companies and System Energy cannot incur new short-term indebtedness if the issuer's common equity would comprise less than 30% of its capital. In addition to borrowing from commercial banks, Entergy's subsidiaries are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As of December 31, 2003, Entergy's subsidiaries' authorized limit was $1.6 billion and the outstanding borrowing from the money pool was $147.1 million. There were no borrowings outstanding from external sources. There is further discussion of commitments for long-term financing arrangements in Note 5 to the consolidated financial statements.

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of Dec. 31, 2003

Entergy Arkansas	April 2004	$63 million	-
Entergy Louisiana	May 2004	$15 million	-
Entergy Mississippi	May 2004	$25 million	-

The facilities have variable interest rates and the average commitment fee is 0.14%.

NOTE 5. LONG - TERM DEBT

Long-term debt as of December 31, 2003 and 2002 consisted of:

	2003	2002
	(In Thousands)
Mortgage Bonds:
6.25% Series due February 2003 - Entergy Mississippi	$-	$70,000
7.75% Series due February 2003 - Entergy Mississippi	-	120,000
6.75% Series due March 2003 - Entergy Gulf States	-	33,000
7.72% Series due March 2003 - Entergy Arkansas	-	100,000
8.5% Series due June 2003 - Entergy Louisiana	-	150,000
Libor + 1.2% Series due June 2003 - Entergy Gulf States	-	260,000
6.0% Series due October 2003 - Entergy Arkansas	-	155,000
6.625% Series due November 2003 - Entergy Mississippi	-	65,000
6.65% Series due March 2004 - Entergy New Orleans	-	30,000
8.25% Series due April 2004 - Entergy Gulf States	292,000	292,000
6.2% Series due May 2004 - Entergy Mississippi	75,000	75,000
Libor + 0.65% Series due May 2004 - Entergy Mississippi	-	50,000
8.25% Series due July 2004 - Entergy Mississippi	-	25,000
Libor + 1.3% Series due September 2004 - Entergy Gulf States	-	300,000
6.125% Series due July 2005 - Entergy Arkansas	100,000	100,000
8.125% Series due July 2005 - Entergy New Orleans	30,000	30,000
6.65% Series due August 2005 - Entergy Arkansas	-	115,000
6.77% Series due August 2005 - Entergy Gulf States	98,000	98,000
8.0% Series due March 2006 - Entergy New Orleans	-	40,000
Libor + 0.90% Series due June 2007 - Entergy Gulf States	275,000	-
7.5% Series due August 2007 - Entergy Arkansas	-	100,000
4.875% Series due October 2007 - System Energy	70,000	70,000
5.2% Series due December 2007 - Entergy Gulf States	200,000	200,000
6.5% Series due March 2008 - Entergy Louisiana	115,000	115,000
4.35% Series due April 2008 - Entergy Mississippi	100,000	-
6.45% Series due April 2008 - Entergy Mississippi	80,000	80,000
3.6% Series due June 2008 - Entergy Gulf States	325,000	-
7.0% Series due July 2008 - Entergy New Orleans	-	30,000
3.875% Series due August 2008 - Entergy New Orleans	30,000	-
6.0% Series due December 2012 - Entergy Gulf States	140,000	140,000
5.15% Series due February 2013 - Entergy Mississippi	100,000	-
5.25% Series due August 2013 - Entergy New Orleans	70,000	-
5.25% Series due August 2015 - Entergy Gulf States	200,000	-
6.75% Series due October 2017 - Entergy New Orleans	25,000	25,000
5.4% Series due May 2018 - Entergy Arkansas	150,000	-
4.95% Series due June 2018 - Entergy Mississippi	95,000	-

	2003	2002
	(In Thousands)
Mortgage Bonds (continued):
5.0% Series due July 2018 - Entergy Arkansas	$115,000	$-
8.94% Series due January 2022 - Entergy Gulf States	-	150,000
8.0% Series due March 2023 - Entergy New Orleans	45,000	45,000
7.7% Series due July 2023 - Entergy Mississippi	60,000	60,000
7.55% Series due September 2023 - Entergy New Orleans	30,000	30,000
7.0% Series due October 2023 - Entergy Arkansas	175,000	175,000
8.7% Series due April 2024 - Entergy Gulf States	-	294,950
6.7% Series due April 2032 - Entergy Arkansas	100,000	100,000
7.6% Series due April 2032 - Entergy Louisiana	150,000	150,000
6.0% Series due November 2032 - Entergy Arkansas	100,000	100,000
6.0% Series due November 2032 - Entergy Mississippi	75,000	75,000
7.25% Series due December 2032 - Entergy Mississippi	100,000	100,000
5.9% Series due June 2033 - Entergy Arkansas	100,000	-
6.20% Series due July 2033 - Entergy Gulf States	240,000	-
Total mortgage bonds	3,860,000	4,147,950

Governmental Bonds (a):
5.45% Series due 2010, Calcasieu Parish - Louisiana	$22,095	$22,100
6.75% Series due 2012, Calcasieu Parish - Louisiana	48,285	48,280
6.7% Series due 2013, Pointe Coupee Parish - Louisiana	17,450	17,450
5.7% Series due 2014, Iberville Parish - Louisiana	21,600	21,600
7.7% Series due 2014, West Feliciana Parish - Louisiana	94,000	94,000
5.8% Series due 2015, West Feliciana Parish - Louisiana	28,400	28,400
7.0% Series due 2015, West Feliciana Parish - Louisiana	39,000	39,000
7.5% Series due 2015, West Feliciana Parish - Louisiana	41,600	41,600
9.0% Series due 2015, West Feliciana Parish - Louisiana	45,000	45,000
5.8% Series due 2016, West Feliciana Parish - Louisiana	20,000	20,000
6.3% Series due 2016, Pope County - Arkansas	19,500	19,500
5.6% Series due 2017, Jefferson County - Arkansas	45,500	45,500
6.3% Series due 2018, Jefferson County - Arkansas	9,200	9,200
6.3% Series due 2020, Pope County - Arkansas	120,000	120,000
6.25% Series due 2021, Independence County - Arkansas	45,000	45,000
7.5% Series due 2021, St. Charles Parish - Louisiana	50,000	50,000
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
7.0% Series due 2022, Warren County - Mississippi	8,095	8,095
7.0% Series due 2022, Washington County - Mississippi	7,935	7,935
7.0% Series due 2022, St. Charles Parish - Louisiana	24,000	24,000

	2003	2002
	(In Thousands)
Governmental Bonds (continued):
7.05% Series due 2022, St. Charles Parish - Louisiana	$20,000	$20,000
Auction Rate due 2022, Independence City - Mississippi	30,000	30,000
5.95% Series due 2023, St. Charles Parish - Louisiana	25,000	25,000
6.2% Series due 2023, St. Charles Parish - Louisiana	33,000	33,000
6.875% Series due 2024, St. Charles Parish - Louisiana	20,400	20,400
6.375% Series due 2025, St. Charles Parish - Louisiana	16,770	16,770
7.3% Series due 2025, Claiborne County - Mississippi	7,625	7,625
6.2% Series due 2026, Claiborne County - Mississippi	90,000	90,000
5.05% Series due 2028, Pope County - Arkansas (b)	47,000	47,000
5.65% Series due 2028, West Feliciana Parish - Louisiana (c)	62,000	62,000
6.6% Series due 2028, West Feliciana Parish - Louisiana	40,000	40,000
5.35% Series due 2029, St. Charles Parish - Louisiana (d)	-	110,950
Auction Rate due 2030, St. Charles Parish - Louisiana	60,000	60,000
4.9% Series due 2030, St. Charles Parish - Louisiana (e) (f)	55,000	55,000
Total governmental bonds	1,532,430	1,643,380

Other Long-Term Debt:
Note Payable to NYPA, non-interest bearing, 4.8% implicit rate	$514,708	$683,640
Bank Credit Facility (Entergy Corporation and Subsidiaries, Note 4)	-	535,000
Bank term loan, Entergy Corporation, avg rate 2.98%, due 2005	60,000	60,000
Bank term loan, Entergy Corporation, avg rate 3.08%, due 2008	35,000	-
6.17% Notes due March 2008, Entergy Corporation	72,000	-
6.23% Notes due March 2008, Entergy Corporation	15,000	-
6.13% Notes due September 2008, Entergy Corporation	150,000	-
7.75% Notes due December 2009, Entergy Corporation	267,000	267,000
6.58% Notes due May 2010, Entergy Corporation	75,000	-
6.9% Notes due November 2010, Entergy Corporation	140,000	-
7.06% Notes due March 2011, Entergy Corporation	86,000	-
Long-term DOE Obligation (g)	154,409	152,804
Waterford 3 Lease Obligation
7.45% (Entergy Corporation and Subsidiaries, Note 10)	262,534	297,950
Grand Gulf Lease Obligation
7.02% (Entergy Corporation and Subsidiaries, Note 10)	403,468	414,843
Unamortized Premium and Discount - Net	(11,853)	(13,741)
Top of Iowa wind project debt, avg rate 3.15% due 2003	-	79,029
8.5% Junior Subordinated Deferrable Interest Debentures
Due 2045 - Entergy Arkansas	61,856	61,856
8.75% Junior Subordinated Deferrable Interest Debentures
Due 2046 - Entergy Gulf States	87,629	87,629
9.0% Junior Subordinated Deferrable Interest Debentures
Due 2045 - Entergy Louisiana	72,165	72,165
Other	9,966	10,464
Total Long-Term Debt	7,847,312	8,499,969
Less Amount Due Within One Year	524,372	1,191,320
Long-Term Debt Excluding Amount Due Within One Year	$7,322,940	$7,308,649

Fair Value of Long-Term Debt (h)	$7,113,740	$7,546,996

(a)	Consists of pollution control revenue bonds and environmental revenue bonds, certain series of which are secured by non-interest bearing first mortgage bonds.
(b)	The bonds are subject to mandatory tender for purchase from the holders at 100% of the principal amount outstanding on September 1, 2005 and can then be remarketed.
(c)	The bonds are subject to mandatory tender for purchase from the holders at 100% of the principal amount outstanding on September 1, 2004 and can then be remarketed.
(d)

The bonds had a mandatory tender date of October 1, 2003. Entergy Louisiana purchased the bonds from the holders, pursuant to the mandatory tender provision, and has not remarketed the bonds at this time. Entergy Louisiana used a combination of cash on hand and short-term borrowing to buy-in the bonds.

(e)	On June 1, 2002, Entergy Louisiana remarketed $55 million St. Charles Parish Pollution Control Revenue Refunding Bonds due 2030, resetting the interest rate to 4.9% through May 2005.
(f)	The bonds are subject to mandatory tender for purchase from the holders at 100% of the principal amount outstanding on June 1, 2005 and can then be remarketed.
(g)

Pursuant to the Nuclear Waste Policy Act of 1982, Entergy's nuclear owner/licensee subsidiaries have contracts with the DOE for spent nuclear fuel disposal service. The contracts include a one-time fee for generation prior to April 7, 1983. Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and includes the one-time fee, plus accrued interest, in long-term debt.

(h)

The fair value excludes lease obligations, long-term DOE obligations, and other long-term debt and includes debt due within one year. It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2003, for the next five years are as follows:

(In Thousands)

2004	$503,215
2005	$462,420
2006	$75,896
2007	$624,539
2008	$941,625

In November 2000, Entergy's Non-Utility Nuclear business purchased the FitzPatrick and Indian Point 3 power plants in a seller-financed transaction. Entergy issued notes to NYPA with seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing. These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%. In accordance with the purchase agreement with NYPA, the purchase of Indian Point 2 resulted in Entergy's Non-Utility Nuclear business becoming liable to NYPA for an additional $10 million per year for 10 years, beginning in September 2003. This liability was recorded upon the purchase of Indian Point 2 in September 2001, and is included in the note payable to NYPA balance above. In July 2003, a payment of $102 million was made prior to maturity on the note payable to NYPA.  Under a provision in a letter of credit supporting these notes, if certain of the domestic utility companies or System Energy were to default on other indebtedness, Entergy could be required to post collateral to support the letter of credit.

Covenants in the Entergy Corporation notes require it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy's  debt ratio exceeds this limit, or if Entergy or certain of the domestic utility companies default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the notes' maturity dates may occur.

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

NOTE 6. COMPANY-OBLIGATED REDEEMABLE PREFERRED SECURITIES

Entergy implemented FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" effective December 31, 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among their investors. Variable interest entities (VIEs), generally, are entities that do not have sufficient equity to permit the entity to finance its operations without additional financial support from its equity interest holders and/or the group of equity interest holders are collectively not able to exercise control over the entity. The primary beneficiary is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both as a result of holding the variable interest. A company may have an interest in a VIE through ownership or other contractual rights or obligations.

Entergy Louisiana Capital I, Entergy Arkansas Capital I, and Entergy Gulf States Capital I (Trusts) were established as financing subsidiaries of Entergy Louisiana, Entergy Arkansas, and Entergy Gulf States, respectively,  (the parent company or companies, collectively) for the purposes of issuing common and preferred securities. The Trusts issued Cumulative Quarterly Income Preferred Securities (Preferred Securities) to the public and issued common securities to their parent companies. Proceeds from such issues were used to purchase junior subordinated deferrable interest debentures (Debentures) from the parent company. The Debentures held by each Trust are its only assets. Each Trust uses interest payments received on the Debentures owned by it to make cash distributions on the Preferred Securities and common securities. The parent companies fully and unconditionally guaranteed payment of distributions on the Preferred Securities issued by the respective Trusts. Prior to the application of FIN 46, each parent company consolidated its interest in its Trust. Because each parent company's share of expected losses of its Trust is limited to its investment in its Trust, the parent companies are not considered the primary beneficiaries and therefore de-consolidated their interest in the Trusts upon application of FIN 46 with no significant impacts to the financial statements. The parent companies' investment in the Trusts and the Debentures issued by each parent company are included in Other Property and Investments and Long-Term Debt, respectively. The financial statements as of December 31, 2002 have been reclassified to reflect the application of FIN 46 as of that date.

NOTE 7. PREFERRED STOCK

The number of shares authorized and outstanding and dollar value of preferred stock for Entergy Corporation subsidiaries as of December 31, 2003 and 2002 are presented below. Only the Entergy Gulf States series "with sinking fund" contain mandatory redemption requirements. All other series are redeemable at Entergy's option.

	Shares
	Authorized
	and Outstanding
	2003	2002	2003	2002
			(Dollars in Thousands)
Entergy Corporation
U.S. Utility Preferred Stock:
Without sinking fund:
Entergy Arkansas, 4.32% - 7.88% Series	1,613,500	1,613,500	$116,350	$116,350
Entergy Gulf States, 4.20% - 7.56% Series	473,268	473,268	47,327	47,327
Entergy Louisiana, 4.16% - 8.00% Series	2,115,000	2,115,000	100,500	100,500
Entergy Mississippi, 4.36% - 8.36% Series	503,807	503,807	50,381	50,381
Entergy New Orleans, 4.36% - 5.56% Series	197,798	197,798	19,780	9,780
Total without sinking fund	4,903,373	4,903,373	$334,337	$334,337

With sinking fund:
Entergy Gulf States, Adjustable Rate 7.0% (a)	208,519	243,269	$20,852	$24,327
Total with sinking fund	208,519	243,269	$20,852	$24,327

Fair Value of Preferred Stock
with sinking fund (b)			$15,354	$20,792

(a)	Represents weighted-average annualized rate for 2003.
(b)

Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. There is additional disclosure of fair value of financial instruments in Note 15 to the consolidated financial statements.

All outstanding preferred stock is cumulative.

Changes in the preferred stock of Entergy during the last three years were:

	Number of Shares
	2003	2002	2001
Preferred stock retirements
Entergy Gulf States
$100 par value	(34,500)	(18,579)	(49,237)
Entergy Louisiana
$100 par value	-	-	(350,000)

Entergy Gulf States has annual sinking fund requirements of $3.45 million through 2008 for its preferred stock outstanding.

NOTE 8. COMMON EQUITY

Common Stock

Treasury Stock

Treasury stock activity for Entergy for 2003 and 2002:

	2003		2002
	Treasury Shares	Cost	Treasury Shares	Cost
		(In Thousands)		(In Thousands)

Beginning Balance, January 1	25,752,410	$747,331	27,441,384	$758,820
Repurchases	155,000	8,135	2,885,000	118,499
Issuances:
Equity Ownership/Equity Awards Plans	(6,622,095)	(194,057)	(4,567,054)	(129,748)
Directors' Plan	(8,870)	(257)	(6,920)	(240)
Ending Balance, December 31	19,276,445	$561,152	25,752,410	$747,331

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

Equity Compensation Plan Information

Entergy has two plans that grant stock options, equity awards, and incentive awards to key employees of the Entergy subsidiaries. The Equity Ownership Plan is a shareholder-approved stock-based compensation plan. The Equity Awards Plan is a Board-approved stock-based compensation plan. Stock options are granted at exercise prices not less than market value on the date of grant. The majority of options granted in 2003, 2002, and 2001 will become exercisable in equal amounts on each of the first three anniversaries of the date of grant. Options expire ten years after the date of the grant if they are not exercised.

Beginning in 2001, Entergy began granting most of the equity awards and incentive awards earned under its stock benefit plans in the form of performance units, which are equal to the cash value of shares of Entergy Corporation common stock at the time of payment. In addition to the potential for equivalent share appreciation or depreciation, performance units will earn the cash equivalent of the dividends paid during the performance period applicable to each plan. The amount of performance units awarded will not reduce the amount of securities remaining under the current authorizations. The costs of equity and incentive awards, given either as company stock or performance units, are charged to income over the period of the grant or restricted period, as appropriate. In 2003, 2002, and 2001, $45 million, $28 million, and $14 million, respectively, was charged to compensation expense.

Entergy was assisted by external valuation firms to determine the fair value of the stock option grants made in 2003. The fair value applied to the 2003 grants was an average of two firms' option valuations, which included adjustments for factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability. In 2002 and 2001, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, without any such adjustments. The stock option weighted-average assumptions used in determining the fair values were as follows:

	2003	2002	2001

Stock price volatility	26.3%	27.2%	26.3%
Expected term in years	6.2	5.0	5.0
Risk-free interest rate	3.3%	4.2%	4.9%
Dividend yield	3.3%	3.2%	3.4%
Dividend payment	$1.40	$1.32	$1.26

Stock option transactions are summarized as follows:

	2003		2002		2001
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price

Beginning-of-year balance	19,943,114	$ 35.85	17,316,816	$ 31.06	11,468,316	$ 25.52

Options granted	2,936,236	44.98	8,168,025	41.72	8,602,300	36.96
Options exercised	(6,927,000)	33.12	(4,877,688)	28.62	(2,407,783)	25.85
Options forfeited	(522,967)	40.98	(664,039)	36.36	(346,017)	30.35

End-of-year balance	15,429,383	$ 38.64	19,943,114	$ 35.85	17,316,816	$ 31.06

Options exercisable at year-end	6,153,043	$ 34.82	4,837,511	$ 31.39	2,923,452	$ 27.35

Weighted-average fair value of
options at time of grant	$ 6.86		$ 9.22		$ 8.14

The following table summarizes information about stock options outstanding as of December 31, 2003:

Retained Earnings and Dividend Restrictions

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2003, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $309.4 million and $41.9 million, respectively. Additionally, PUHCA prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy Corporation. In 2003, Entergy Corporation received dividend payments totaling $425 million from subsidiaries.

Investments in affiliates that are not controlled by Entergy Corporation, but over which it has significant influence, are accounted for using the equity method. Entergy's retained earnings include undistributed earnings of equity method investees of $472.0 million in 2003 and $304.1 million in 2002. Equity method investments are discussed in Note 13 to the consolidated financial statements.

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

Sales Warranties and Indemnities

In the Saltend sales transaction discussed further in Note 14 to the consolidated financial statements, Entergy or its subsidiaries made certain warranties to the purchasers relating primarily to the performance of certain remedial work on the facility and the assumption of responsibility for certain contingent liabilities. Entergy believes that it has provided adequately for the warranties as of December 31, 2003.

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $112.6 million in 2003, $104.2 million in 2002, and $86.0 million in 2001. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $116.5 million in 2004, and a total of $3.6 billion for the years 2005 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause. In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002.

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

Entergy owns and operates ten of the nuclear power reactors, and owns the shutdown Indian Point 1 reactor (10% of Grand Gulf 1 is owned by a non-affiliated company which would share on a pro-rata basis in any retrospective premium assessment under the Price-Anderson Act).

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

Property Insurance

Entergy's nuclear owner/licensee subsidiaries are members of certain mutual insurance companies that provide property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance Limited (NEIL). As of December 31, 2003, Entergy was insured against such losses per the following structures:

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

In addition, the Non-Utility Nuclear plants are also covered under NEIL's Accidental Outage Coverage program. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible. The following summarizes this coverage as of December 31, 2003:

    Indian Point 2 and 3, FitzPatrick, and Pilgrim (each plant has an individual policy with the noted parameters):
    $4.5 million weekly indemnity
    $490 million maximum indemnity
    Deductible: 12 week waiting period

    Vermont Yankee
    $4.0 million weekly indemnity
    $435 million maximum indemnity
    Deductible: 12 week waiting period

Entergy's U.S. Utility nuclear plants have significantly less or no accidental outage coverage. Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of December 31, 2003, the maximum amounts of such possible assessments per occurrence were $77 million for the Non-Utility Nuclear plants and $79.3 million for the U.S. Utility plants.

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

Nuclear Decommissioning and Other Retirement Costs

SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. For Entergy, these asset retirement obligations consist of its liability for decommissioning its nuclear power plants.

These liabilities are recorded at their fair values (which is the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets will be depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers.

Assets and liabilities increased approximately $1.1 billion for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values of $1.1 billion as determined under SFAS 143, increasing utility plant by $287 million, reducing accumulated depreciation by $361 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for the domestic utility companies and System Energy include a component for removal costs that are not asset retirement obligations under SFAS 143. In accordance with regulatory accounting principles, Entergy has recorded a regulatory asset for certain of its domestic utility companies and System Energy of approximately $72.4 million as of December 31, 2003 and approximately $79.6 million as of December 31, 2002 to reflect an estimate of incurred but uncollected removal costs previously recorded as a component of accumulated depreciation. The decommissioning and retirement cost liability for certain of the domestic utility companies and System Energy includes a regulatory liability of approximately $26.8 million as of December 31, 2003 and approximately $25.5 million as of December 31, 2002 representing an estimate of collected but not yet incurred removal costs. For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in a decrease in liabilities of approximately $595 million due to reductions in decommissioning liabilities, a decrease in assets of approximately $340 million, including a decrease in electric plant in service of $315 million, and an increase in earnings in the first quarter of 2003 of approximately $155 million net-of-tax ($0.67 per share) as a result of a one-time cumulative effect of accounting change.

The cumulative decommissioning liabilities and expenses recorded in 2003 by Entergy were as follows:

	Liabilities as of	SFAS 143			Liabilities as of
December 31, 2002		Adoption	Accretion	Spending	December 31, 2003
	(In Millions)

ANO 1 & ANO 2	$310.7	$221.0	$35.8	$ -	$567.5
River Bend	237.0	41.2	20.6	-	298.8
Waterford 3	125.3	179.4	20.6	-	325.3
Grand Gulf 1	153.5	137.2	21.8	-	312.5
Pilgrim	490.2	(292.6)	15.8	-	213.4
Indian Point 1 & 2	456.9	(207.3)	19.9	11.8	257.7
Vermont Yankee	316.7	(95.1)	17.7	-	239.3
	$2,090.3	($16.2)	$152.2	$ 11.8	$2,214.5

In addition, an insignificant amount of removal costs associated with non-nuclear power plants are also included in the decommissioning line item on the balance sheet. Entergy periodically reviews and updates estimated decommissioning costs. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.

If Entergy had applied SFAS 143 during prior periods, the following impacts would have resulted:

	Year Ended December 31, 2002	Year Ended December 31, 2001

Asset retirement obligations actually recorded	$2,090,269	$1,679,738
Pro forma effect of SFAS 143	$(46,041)	$28,512
Asset retirement obligations - pro forma	$2,044,228	$1,708,250

Earnings applicable to common stock - as reported	$599,360	$726,196
Pro forma effect of SFAS 143	$14,119	$9,613
Earnings applicable to common stock - pro forma	$613,479	$735,809

Basic earnings per average common share - as reported	$2.69	$3.29
Pro forma effect of SFAS 143	$0.06	$0.04
Basic earnings per average common share - pro forma	$2.75	$3.33

Diluted earnings per average common share - as reported	$2.64	$3.23
Pro forma effect of SFAS 143	$0.06	$0.04
Diluted earnings per average common share - pro forma	$2.70	$3.27

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

Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants. The fair values of the decommissioning trust funds and asset retirement obligation-related regulatory assets of Entergy as of December 31, 2003 are as follows:

	Decommissioning
	Trust	Regulatory
	Fair Values	Assets
	(In Millions)

ANO 1 & ANO 2	$360.5	$203.7
River Bend	267.9	36.2
Waterford 3	152.0	132.3
Grand Gulf 1	172.9	92.7
Pilgrim	491.9	-
Indian Point 1 & 2	485.9	-
Vermont Yankee	347.4	-
	$2,278.5	$464.9

The Energy Policy Act of 1992 contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning (D&D) of the DOE's past uranium enrichment operations. Annual assessments (in 2003 dollars), which will be adjusted annually for inflation, are for 15 years and were $4.3 million for Entergy Arkansas, $1.1 million for Entergy Gulf States, $1.6 million for Entergy Louisiana, and $1.8 million for System Energy in 2003. The Energy Policy Act calls for cessation of annual D&D assessments not later than October 24, 2007. At December 31, 2003, three years of assessments were remaining. D&D fees are included in other current liabilities and other non-current liabilities and, as of December 31, 2003, recorded liabilities were $12.8 million for Entergy Arkansas, $3.0 million for Entergy Gulf States, $4.9 million for Entergy Louisiana, and $4.8 million for System Energy. Regulatory assets in the financial statements offset these liabilities, with the exception of Entergy Gulf States' 30% non-regulated portion. These assessments are recovered through rates in the same manner as fuel costs.

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

NOTE 10. LEASES

General

As of December 31, 2003, Entergy had non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the Grand Gulf 1 and Waterford 3 sale and leaseback transactions) with minimum lease payments as follows:

Total rental expenses for all leases (excluding nuclear fuel leases and the Grand Gulf 1 and Waterford 3 sale and leaseback transactions) amounted to $58.9 million in 2003, $60.1 million in 2002, and $65.1 million in 2001.

Nuclear Fuel Leases

As of December 31, 2003, arrangements to lease nuclear fuel existed in an aggregate amount up to $150 million for Entergy Arkansas, $80 million for each of System Energy and Entergy Louisiana, and $105 million for Entergy Gulf States. As of December 31, 2003, the unrecovered cost base of nuclear fuel leases amounted to approximately $102.7 million for Entergy Arkansas, $63.7 million for Entergy Gulf States, $65.0 million for Entergy Louisiana, and $47.2 million for System Energy. The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each have a termination date of October 30, 2006. The termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through December 15, 2008. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations in accordance with the Fuel Lease.

Lease payments are based on nuclear fuel use. The total nuclear fuel lease payments (principal and interest) as well as the separate interest component charged to operations by the domestic utility companies and System Energy were $142.0 million (including interest of $11.8 million) in 2003, $137.8 million (including interest of $11.3 million) in 2002, and $149.3 million (including interest of $17.2 million) in 2001.

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

As of December 31, 2003, Entergy Louisiana's total equity capital (including preferred stock) was 49.82% of adjusted capitalization and its fixed charge coverage ratio for 2003 was 4.06.

As of December 31, 2003, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:

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

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance at the end of the lease term. The amount of this net regulatory asset was $83.2 million and $79.5 million as of December 31, 2003 and 2002, respectively.

As of December 31, 2003, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02%), which are recorded as long-term debt as follows:

NOTE 11. RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS

Pension Plans

Entergy has seven pension plans covering substantially all of its employees: "Entergy Corporation Retirement Plan for Non-Bargaining Employees," "Entergy Corporation Retirement Plan for Bargaining Employees," "Entergy Corporation Retirement Plan II for Non-Bargaining Employees, " "Entergy Corporation Retirement Plan II for Bargaining Employees, " "Entergy Corporation Retirement Plan III, " "Entergy Corporation Retirement Plan IV for Non-Bargaining Employees, " and "Entergy Corporation Retirement Plan IV for Bargaining Employees. " Except for the Entergy Corporation Retirement Plan III, the pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. The Entergy Corporation Retirement Plan III includes a mandatory employee contribution of 3% of earnings during the first 10 years of plan participation, and allows voluntary contributions from 1% to 10% of earnings for a limited group of employees. Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts. As of December 31, 2003 and December 31, 2002, Entergy recognized an additional minimum pension liability for the excess of the accumulated benefit obligation over the fair market value of plan assets. In accordance with FASB 87, an offsetting intangible asset, up to the amount of any unrecognized prior service cost, was also recorded, with the remaining offset to the liability recorded as a regulatory asset reflective of the recovery mechanism for pension costs in Entergy's jurisdictions. Entergy's domestic utility companies' and System Energy's pension costs are recovered from customers as a component of cost of service in each of its jurisdictions. Entergy uses a December 31 measurement date for its pension plans.

Components of Net Pension Cost

Total 2003, 2002, and 2001, pension costs of Entergy Corporation and its subsidiaries, including amounts capitalized, included the following components:

Pension Obligations, Plan Assets, Funded Status, Amounts Not Yet Recognized and Recognized in the Balance Sheet as of December 31, 2003 and 2002:

December 31,	
	2003	2002
	(In Thousands)	
Change in Projected Benefit Obligation (PBO)		
Balance at beginning of year	$1,992,207	$1,720,492
Service cost	70,337	56,947
Interest cost	134,403	128,387
Amendments	227	-
Curtailments	10,951	-
Special Termination Benefits	32,006	-
Actuarial loss	207,008	144,531
Benefits paid	(97,574)	(91,548)
Acquisition of subsidiary	-	33,398
Balance at end of year	$2,349,565	$1,992,207
Change in Plan Assets		
Fair value of assets at beginning of year	$1,451,802	$1,686,836
Actual return on plan assets	355,043	(191,136)
Employer contributions	34,645	12,857
Employee contributions	1,059	1,125
Acquistion of subsidiary	-	33,668
Benefits paid	(97,574)	(91,548)
Fair value of assets at end of year	$1,744,975	$1,451,802
Funded status	($604,590)	($540,405)
Amounts not yet recognized in the balance sheet:		
Unrecognized transition asset	(1,426)	(2,189)
Unrecognized prior service cost	30,467	37,351
Unrecognized net (gain)/loss	410,321	413,043
Accrued pension cost recognized in the balance sheet	($165,228)	($92,200)
Amounts recognized in the balance sheet:		
Accrued pension cost	($165,228)	($92,200)
Additional minimum pension liability	(180,212)	(208,151)
Intangible asset	30,832	33,346
Accumulated other comprehensive income	15,359	17,016
Regulatory asset	134,021	157,789
Net amount recognized	($165,228)	($92,200)

Other Postretirement Benefits

Entergy also provides health care and life insurance benefits for retired employees. Substantially all domestic employees may become eligible for these benefits if they reach retirement age while still working for Entergy. Entergy uses a December 31 measurement date for its postretirement benefit plans.

Effective January 1, 1993, Entergy adopted SFAS 106, which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than Entergy Gulf States) and $128 million for Entergy Gulf States. Such obligations are being amortized over a 20-year period that began in 1993. For the most part, the domestic utilities and System Energy recover SFAS 106 costs from customers and are required to fund postretirement benefits collected in rates to an external trust.

Components of Net Postretirement Benefit Cost

Total 2003, 2002, and 2001 other postretirement benefit costs of Entergy Corporation and its subsidiaries, including amounts capitalized and deferred, included the following components (in thousands):

	2003	2002	2001
	(In Thousands)

Service cost - benefits earned during the period	$37,799	$29,199	$24,225
Interest cost on APBO	52,746	44,819	38,811
Expected return on assets	(15,810)	(14,066)	(12,578)
Amortization of transition obligation	15,193	17,874	17,874
Amortization of prior service cost	(925)	992	992
Recognized net (gain)/loss	12,369	1,874	(1,506)
Curtailment loss	57,958	-	-
Special termination benefits	5,444	-	-
Net other postretirement benefit cost	$164,774	$80,692	$67,818

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet as of December 31, 2003 and 2002:

	December 31,
	2003	2002
	(In Thousands)
Change in APBO
Balance at beginning of year	$799,506	$590,731
Service cost	37,799	29,199
Interest cost	52,746	44,819
Actuarial loss	115,966	159,143
Benefits paid	(48,379)	(35,861)
Plan amendments (a)	(84,722)	-
Plan participant contributions	7,074	-
Curtailment	56,369	-
Special termination benefits	5,444	-
Acquisition of subsidiary	-	11,475
Balance at end of year	$941,803	$799,506

Change in Plan Assets
Fair value of assets at begininning of year	$182,692	$158,190
Actual return on plan assets	22,794	(11,559)
Employer contributions	63,265	59,542
Plan participant contributions	7,074	-
Benefits paid	(48,379)	(35,861)
Acquisition of subsidiary	-	12,380
Fair value of assets at end of year	$227,446	$182,692

Funded status	($714,357)	($616,814)

Amounts not yet recognized in the balance sheet:
Unrecognized transition obligation	44,815	114,724
Unrecognized prior service cost	(20,746)	3,522
Unrecognized net loss	336,005	245,795
Accrued other postretirement benefit cost recognized in the balance sheet	($354,283)	($252,773)

(a)	Reflects plan design changes, including a change in the participation assumption for non-bargaining employees effective August 1, 2003.

Pension and Other Postretirement Plans' Assets

Entergy's pension and postretirement plans weighted-average asset allocations by asset category at December 31, 2003 and 2002 are as follows:

	Pension		Postretirement
	2003	2002	2003	2002

Domestic Equity Securities	56%	50%	37%	34%
International Equity Securities	14%	10%	0%	1%
Fixed Income Securities	28%	37%	60%	64%
Other	2%	3%	3%	1%

Entergy's trust asset investment strategy is to invest the assets in a manner whereby long-term earnings on the assets (plus cash contributions) provide adequate funding for retiree benefit payments. Adequate funding is described as a 90% confidence that assets equal or exceed liabilities due five years in the future, and a corresponding 75% confidence level ten years out. The mix of assets is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk while minimizing the expected contributions and pension and postretirement expense.

To perform such an optimization study, Entergy first makes assumptions about certain market characteristics, such as expected asset class investment returns, volatility (risk) and correlation coefficients among the various asset classes. Entergy does so by examining (or hiring a consultant to provide such analysis) historical market characteristics of the various asset classes over all of the different economic conditions that have existed. Entergy then examines and projects the economic conditions expected to prevail over the study period. Finally, the historical characteristics to reflect the expected future conditions are adjusted to produce the market characteristics that will be assumed in the study.

The optimization analysis utilized in Entergy's latest study produced the following approved asset class target allocations.

	Pension	Postretirement

Domestic Equity Securities	54%	37%
International Equity Securities	12%	8%
Fixed Income Securities	30%	55%
Other (Cash and GACs)	4%	0%

These allocation percentages combined with each asset class' expected investment return produced an aggregate return expectation of 9.59% for pension assets, 5.45% for taxable postretirement assets, and 7.19% for non-taxable postretirement assets. These returns are consistent with Entergy's disclosed expected return on assets of 8.75% (non-taxable assets) and 5.5% (taxable assets).

Since precise allocation targets are inefficient to manage security investments, the following ranges were established to produce an acceptable economically efficient plan to manage to targets:

	Pension	Postretirement

Domestic Equity Securities	49 % to 59%	32 % to 42%
International Equity Securities	7% to 17%	3% to 12%
Fixed Income Securities	25% to 35%	50% to 60%
Other	0% to 10%	0% to 5%

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy's pension plans was $2.1 billion and $1.7 billion at December 31, 2003 and 2002, respectively.

Estimated Future Benefit Payments

Based upon the assumptions used to measure the company's pension and postretirement benefit obligation at December 31, 2003, and including pension and postretirement benefits attributable to estimated future employee service, Entergy expects that pension benefits to be paid over the next ten years is as follows:

	Estimated Future Benefits Payments
	Pension	Postretirement
	(In Thousands)
Year(s)
2004	$96,764	$53,666
2005	$98,378	$57,271
2006	$100,411	$58,389
2007	$103,225	$61,171
2008	$107,120	$63,393
2009 - 2013	$631,594	$358,648

Contributions

Entergy expects to contribute $110 million (which includes about $1 million in employee contributions) to its pension plans and $68.6 million to other postretirement plans in 2004.

Additional Information

The change in the minimum pension liability included in other comprehensive income and regulatory assets was as follows for 2003 and 2002:

	2003	2002
	(In Thousands)
Increase/(decrease) in the minimum pension liability included in:
Other comprehensive income	($1,639)	$17,016
Regulatory assets	($23,768)	$157,789

Actuarial Assumptions

The assumed health care cost trend rate used in measuring the APBO of Entergy was 10% for 2004, gradually decreasing each successive year until it reaches 4.5% in 2010 and beyond. The assumed health care cost trend rate used in measuring the Net Other Postretirement Benefit Cost of Entergy was 10% for 2004, gradually decreasing each successive year until it reaches 4.5% in 2009 and beyond. A one percentage point increase in the assumed health care cost trend rate for 2003 would have increased the APBO and the sum of the service cost and interest cost of Entergy as of December 31, 2003 as follows:

The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO for 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Weighted-average discount rate:
Pension	6.25%	6.75%	7.50%
Other postretirement	6.71%	6.75%	7.50%
Weighted-average rate of increase
in future compensation levels	3.25%	3.25%	4.60%
Expected long-term rate of
return on plan assets:
Taxable assets	5.5%	5.50%	5.50%
Non-taxable assets	8.75%	8.75%	9.00%

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2003, 2002, and 2001 were as follows:

	2003	2002	2001

Weighted-average discount rate	6.75%	7.5%	7.5%
Weighted-average rate of increase
in future compensation levels	3.25%	4.6%	4.6%
Expected long-term rate of
return on plan assets:
Taxable assets	5.5%	5.5%	5.5%
Non-taxable assets	8.75%	9.0%	9.0%

Entergy's remaining pension transition assets are being amortized over the greater of the remaining service period of active participants or 15 years, and its SFAS 106 transition obligations are being amortized over 20 years.

Voluntary Severance Program

During 2003, Entergy offered a voluntary severance program to certain groups of employees. As a result of this program, Entergy recorded additional pension and postretirement costs (including amounts capitalized) of $110.3 million for special termination benefits and plan curtailment charges. These amounts are included in the net pension cost and net postretirement benefit cost for the year ended December 31, 2003.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Currently, specific authoritative guidance on the accounting for the federal subsidy is pending. As allowed by Financial Accounting Standards Board Staff Position No. FAS 106-1, Entergy has elected to record an estimate of the effects of the Act in accounting for its postretirement benefit plans under SFAS 106 and in providing disclosures required by SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits.

Based on actuarial analysis of prescription drug benefits, estimated future Medicare subsidies are expected to reduce the December 31, 2003 Accumulated Postretirement Benefit Obligation by $56 million. For the year ended December 31, 2003 the impact of the Act on Net Postretirement Cost was immaterial, as it reflected only one month's impact of the Act. When specific guidance on accounting for federal subsidy is issued, these estimates could change.

Defined Contribution Plans

Entergy sponsors the Savings Plan of Entergy Corporation and Subsidiaries (Savings Plan). The Savings Plan is a defined contribution plan covering eligible employees of Entergy and its subsidiaries. Through January 31, 2004, the Savings Plan provided that the employing Entergy subsidiary:

    make matching contributions to the Savings Plan in an amount equal to 75% of the participants' basic contributions, up to 6% of their eligible earnings, in shares of Entergy Corporation common stock if the employees direct their company-matching contribution to the purchase of Entergy Corporation's common stock; or
    make matching contributions in the amount of 50% of the participants' basic contributions, up to 6% of their eligible earnings, if the employees direct their company-matching contribution to other investment funds.

Effective February 1, 2004, the employing Entergy subsidiary will make matching contributions to the Savings Plan in an amount equal to 70% of the participants' basic contributions, up to 6% of their eligible earnings. The 70% match will be allocated to investments as directed by the employee.

Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries II (began in 2001), the Savings Plan of Entergy Corporation and Subsidiaries III (began in 2002), and the Savings Plan of Entergy Corporation and Subsidiaries V (began in 2002). The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and its subsidiaries. The employing Entergy subsidiary makes matching contributions equal to 50% of the participants' participating contributions for each of these plans.

Entergy's subsidiaries' contributions to the plans collectively were $31.5 million in 2003, $29.6 million in 2002, and $25.4 million in 2001 to these defined contribution plans. The majority of the contributions were to the Savings Plan.

NOTE 12. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of December 31, 2003 are U.S. Utility, Non-Utility Nuclear, and Energy Commodity Services. U.S. Utility generates, transmits, distributes, and sells electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Non-Utility Nuclear owns and operates five nuclear power plants and is primarily focused on selling electric power produced by those plants to wholesale customers. Energy Commodity Services is focused primarily on providing energy commodity trading and gas transportation and storage services through Entergy-Koch, LP. Energy Commodity Services also includes non-nuclear wholesale assets, a participant in the wholesale power generation business in North America and Europe. Results from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. Entergy's operating segments are strategic business units managed separately due to their different operating and regulatory environments. Entergy's chief operating decision maker is its Office of the Chief Executive, which consists of its highest-ranking officers.

"All Other" includes the parent company, Entergy Corporation, and other business activity, including earnings on the proceeds of sales of previously owned businesses.

Entergy's segment financial information is as follows:
	U.S. Utility	Non-Utility Nuclear*	Energy Commodity Services*	All Other*	Eliminations	Consolidated
	(In Thousands)
2003
Operating revenues	$7,584,857	$1,274,983	$184,888	$188,228	($38,036)	$9,194,920
Deprec., amort. & decomm.	890,092	87,825	13,681	5,005	-	996,603
Interest income	43,035	36,874	18,128	27,575	(38,226)	87,386
Equity in earnings (loss) of
unconsolidated equity affiliates	(3)	-	271,650	-	-	271,647
Interest charges	419,111	34,460	15,193	75,787	(38,225)	506,326
Income taxes (credits)	341,044	88,619	105,903	(45,492)	-	490,074
Cumulative effect of accounting change	(21,333)	154,512	3,895	-	-	137,074
Net income (loss)	492,574	300,799	180,454	(23,360)	-	950,467
Total assets	22,429,136	4,171,777	2,076,921	1,495,903	(1,619,527)	28,554,210
Investment in affiliates - at equity	211	-	1,081,462	-	(28,345)	1,053,328
Cash paid for long-lived asset additions	1,233,208	281,377	44,284	10,074	-	1,568,943

	U.S. Utility	Non-Utility Nuclear*	Energy Commodity Services*	All Other*	Eliminations	Consolidated
	(In Thousands)
2002
Operating revenues	$6,773,509	$1,200,238	$294,670	$40,729	($4,111)	$8,305,035
Deprec., amort. & decomm.	800,257	88,733	21,465	5,143	-	915,598
Interest income	23,231	71,262	26,140	35,433	(37,741)	118,325
Equity in earnings of
unconsolidated equity affiliates	(2)	-	183,880	-	-	183,878
Interest charges	465,703	47,291	61,632	35,579	(37,741)	572,464
Income taxes (credits)	313,752	132,726	(141,288)	(11,252)	-	293,938
Net income (loss)	606,963	200,505	(145,830)	(38,566)	-	623,072
Total assets	21,630,523	4,482,308	2,167,472	1,327,354	(2,103,291)	27,504,366
Investment in affiliates - at equity	214	-	823,995	-	-	824,209
Cash paid for long-lived asset additions	1,131,734	169,756	210,297	18,514	-	1,530,301

	U.S. Utility	Non-Utility Nuclear*	Energy Commodity Services*	All Other*	Eliminations	Consolidated
	(In Thousands)
2001
Operating revenues	$7,432,920	$789,244	$1,370,485	$34,603	($6,353)	$9,620,899
Deprec., amort. & decomm.	667,333	43,103	34,667	4,516	-	749,619
Interest income	79,702	54,053	23,169	37,235	(34,354)	159,805
Equity in earnings of
unconsolidated equity affiliates	-	-	162,882	-	-	162,882
Interest charges	576,705	55,717	74,953	41,558	(34,353)	714,580
Income taxes	300,284	80,053	74,493	863	-	455,693
Cumulative effect of accounting change	-	-	23,482	-	-	23,482
Net income (loss)	574,554	127,880	105,939	(57,866)	-	750,507
Total assets	20,309,695	3,449,156	2,377,733	863,906	(1,090,179)	25,910,311
Investment in affiliates - at equity	214	-	765,889	-	-	766,103
Cash paid for long-lived asset additions	1,110,484	126,880	199,387	599,886	-	2,036,637

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
  $39.1 million of the charges relate to the restructuring of the non-nuclear wholesale assets business, including impairments of administrative fixed assets, estimated sublease losses, and employee-related costs for approximately 135 affected employees. These restructuring costs are included in the "Provision for turbine commitments, asset impairments and restructuring charges" in the accompanying consolidated statement of income were comprised of the following:

	Restructuring Costs	Paid in Cash	Non-Cash Portion	Remaining Accrual
		(in millions)
Fixed asset impairments	$22.5	$ -	$22.5	$ -
Sublease losses	10.7	5.6	-	5.1
Severance and related costs	5.9	5.9	-	-
Total	$39.1	$11.5	$22.5	$5.1

  $32.7 million of the charges result from the write-off of capitalized project development costs for projects that will not be completed.
  The net charges include a gain of $25.7 million ($15.9 million net of tax) on the sale of projects under development in Spain in August 2002 and the after-tax gain of $31.4 million realized on the sale of Damhead Creek in December 2002.

Geographic Areas

The following table shows Entergy's domestic and foreign operating revenues for the years ended December 31:

	2003	2002	2001
	(In Thousands)

Domestic	$9,122,827	$8,051,992	$9,098,861
Foreign	72,093	253,043	522,038
Consolidated	$9,194,920	$8,305,035	$9,620,899

Long-lived assets as of December 31 were as follows:

	2003	2002	2001
	(In Thousands)

Domestic	$18,296,934	$17,664,230	$16,468,059
Foreign	1,863	773	421,870
Consolidated	$18,298,797	$17,665,003	$16,889,929

NOTE 13. EQUITY METHOD INVESTMENTS

As of December 31, 2003, Entergy owns material investments in the following companies that it accounts for under the equity method of accounting:

Company	Ownership	Description

Entergy-Koch, LP	50% partnership interest	Engaged in two major businesses: energy commodity trading, which includes power, gas, weather derivatives, emissions, and cross-commodities, and gas transportation and storage

RS Cogen LLC	50% member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area

EntergyShaw LLC	50% member interest	Provides management, engineering, procurement, construction, and commissioning services for electric power plants

Crete Energy Ventures, LLC Crete Turbine Holding, LLC	50% member interests	Own a merchant power plant located in Crete, Illinois

Entergy sold its interest in the Crete project in January 2004 and realized an insignificant gain on the sale.

Following is a reconciliation of Entergy's investments in equity affiliates:

	2003	2002	2001
	(In Thousands)

Beginning of year	$824,209	$766,103	$136,487
Additional investments	4,668	36,372	471,102
Income from the investments	271,647	183,878	162,882
Other income	45,583	21,462	18,074
Dividends received	(105,142)	(73,902)	(21,191)
Currency translation adjustments	-	-	138
Dispositions and other adjustments	12,363	(109,704)	(1,389)
End of year	$1,053,328	$824,209	$766,103

In accordance with the partnership agreement, Entergy contributed $72.7 million to Entergy-Koch in January 2004.

The following is a summary of combined financial information reported by Entergy's equity method investees:

	2003	2002	2001
	(In Thousands)

Income Statement Items
Operating revenues	$585,404	$551,853	$693,400
Operating income	$207,301	$159,342	$309,752
Net income	$172,595	$68,095	$226,039

Balance Sheet Items
Current assets	$2,576,630	$2,334,133
Noncurrent assets	$1,675,334	$1,490,355
Current liabilities	$1,757,663	$1,782,385
Noncurrent liabilities	$1,166,540	$729,817

Two of the unconsolidated 50/50 joint ventures, Entergy-Koch and RS Cogen, have obtained debt financing for their operations. As of December 31, 2003, the debt financing outstanding for those two entities totals $773.8 million, which is included in the liability figures given above. This debt is nonrecourse to Entergy.

Related-party transactions and guarantees

During 2003, 2002, and 2001, Entergy procured various services from Entergy-Koch consisting primarily of pipeline transportation services for natural gas and risk management services for electricity and natural gas. The total cost of such services in 2003, 2002, and 2001 was approximately $15.9 million, $11.2 million, and $7.8 million, respectively. In 2003, Entergy Louisiana and Entergy New Orleans entered purchase power agreements with RS Cogen, and purchased a total of $26.0 million of capacity and energy from RS Cogen in 2003. Entergy's operating transactions with its other equity method investees were not material in 2003, 2002, or 2001.

EntergyShaw constructed the Harrison County project for Entergy that was completed in 2003. Entergy guaranteed EntergyShaw's obligation to construct the plant until approximately June 2004. Entergy's maximum liability on the guarantee is $232.5 million.

RS Cogen has an interest rate swap agreement that hedges the interest rate on a portion of its debt. Entergy guaranteed RS Cogen's obligations under the interest rate swap agreement. The guarantee is in the amount of $16.5 million and terminates in October 2017.

NOTE 14. ACQUISITIONS AND DISPOSITIONS

Asset Acquisitions

Vermont Yankee

In July 2002, Entergy's Non-Utility Nuclear business purchased the 510 MW Vermont Yankee nuclear power plant located in Vernon, Vermont, from Vermont Yankee Nuclear Power Corporation for $180 million. Entergy received the plant, nuclear fuel, inventories, and related real estate. The liability to decommission the plant, as well as related decommissioning trust funds of approximately $310 million, was also transferred to Entergy. The acquisition included a 10-year power purchase agreement (PPA) under which the former owners will buy the power produced by the plant, which is through the expiration of the current operating license for the plant. The PPA includes an adjustment clause which provides that the prices specified in the PPA will be adjusted downward annually, beginning in 2006, if power market prices drop below the PPA prices.

The acquisition was accounted for using the purchase method. The results of operations of Vermont Yankee subsequent to the purchase date have been included in Entergy's consolidated results of operations. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the purchase date.

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

In August 2002, Entergy sold its interest in projects under development in Spain for a realized gain on the sale of $25.7 million. In December 2002, Entergy sold its 800 MW Damhead Creek power plant in the UK resulting in an increase in net income of $31.4 million. The Damhead Creek buyer assumed all market and regulatory risks associated with the facility.

In August 2001, Entergy sold its Saltend power plant in the UK for a cash payment of approximately $800 million. Entergy's gain on the sale was approximately $88.1 million ($57.2 million after tax). In the sales transaction, Entergy or its subsidiaries made certain warranties to the purchasers relating primarily to the performance of certain remedial work on the facility and the assumption of responsibility for certain contingent liabilities. Entergy believes that it has provided adequate reserves for the warranties as of December 31, 2003.

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

Entergy manages these risks through both contractual arrangements and derivatives. Contractual risk management tools include long-term power and fuel purchase agreements, capacity contracts, and tolling agreements. Entergy also uses a variety of commodity and financial derivatives, including natural gas and electricity futures, forwards, swaps, and options; foreign currency forwards; and interest rate swaps as a part of its overall risk management strategy. Except for the energy trading activities conducted by the Energy Commodity Services segment, Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.

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

Hedging Derivatives

Entergy classifies substantially all of the following types of derivative instruments held by its consolidated businesses as cash flow hedges:

Instrument	Business Segment

Natural gas and electricity futures and forwards	Non-Utility Nuclear, Energy Commodity Services
Foreign currency forwards	U.S. Utility, Non-Utility Nuclear

Cash flow hedges with net unrealized gains of approximately $11 million at December 31, 2003 are scheduled to mature during 2004. Gains totaling approximately $27 million were realized during 2003 on the maturity of cash flow hedges. Unrealized gains or losses result from hedging power output at the Non-Utility Nuclear power stations and foreign currency hedges related to Euro-denominated nuclear fuel acquisitions. The related gains or losses from hedging power are included in revenues when realized. The realized gains or losses from foreign currency transactions are included in the cost of capitalized fuel. The maximum length of time over which Entergy is currently hedging the variability in future cash flows for forecasted transactions at December 31, 2003 is approximately five years. The ineffective portion of the change in the value of Entergy's cash flow hedges during 2003 was insignificant.

Fair Values

Commodity Instruments

Fair value estimates of Energy Commodity Services' commodity instruments are made at discrete points in time based on relevant market information. Market quotes are used in determining fair value whenever they are available. When market quotes are not available (e.g., in the case of a long-dated commodity contract), other information is used, including transactional data and internally developed models. Fair value estimates based on these other methodologies are necessarily subjective in nature and involve uncertainties and matters of significant judgment. Therefore, actual results may differ from these estimates. At December 31, 2003 and 2002, the recorded values of Energy Commodity Services' energy-related commodity contracts were as follows:

	2003		2002
	Assets	Liabilities	Assets	Liabilities
	(In Thousands)

Consolidated subsidiaries	$-	$-	$4,071	$8,395
Equity method investees (1)	$872,959	$866,412	$754,678	$663,765

(1)

As required by equity method accounting principles, only Entergy's net investment in these investees is reflected in its balance sheet, and these assets and liabilities are not reflected in Entergy's balance sheet. See Note 13 to the consolidated financial statements for more information on Entergy's equity method investees.

Following are the cumulative periods in which Entergy-Koch Trading's net mark-to-market assets would be realized in cash if they are held to maturity and market prices are unchanged:

Maturities and Sources for Fair Value of Trading Contracts at December 31, 2003	0-12 months	13-24 months	25+ months	Total
	(In Millions)

Prices actively quoted	$126.3	($87.1)	($14.6)	$24.6
Prices provided by other sources	4.8	(10.1)	5.6	0.3
Prices based on models	(28.0)	14.2	4.9	(8.9)
Total	$103.1	($83.0)	($4.1)	$16.0

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

Entergy considers the carrying amounts of most of its financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. Additional information regarding financial instruments and their fair values is included in Notes 5 and 7 to the consolidated financial statements.

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating results for the four quarters of 2003 and 2002 were:

	Operating Revenues	Operating Income (Loss)	Net Income (Loss)
	(In Thousands)
2003:
First Quarter	$2,037,723	$363,403	$400,923(a)
Second Quarter	2,353,909	461,576	211,517
Third Quarter	2,700,125	619,005	371,650
Fourth Quarter	2,103,163	40,571	(33,623)

2002:
First Quarter	$1,860,834	$(55,670)	$(72,983)
Second Quarter	2,096,581	486,159	247,585
Third Quarter	2,468,875	653,695	366,800
Fourth Quarter	1,878,745	57,537	81,670

(a)	Net income before the cumulative effect of accounting change for the first quarter 2003 was $258,001.

Earnings per Average Common Share

	2003		2002
	Basic	Diluted	Basic	Diluted

First Quarter	$1.77(b)	$1.73(b)	$(0.36)	$(0.36)
Second Quarter	$0.91	$0.89	$1.08	$1.06
Third Quarter	$1.60	$1.57	$1.61	$1.59
Fourth Quarter	$(0.19)	$(0.18)	$0.36	$0.35

(b)	Basic and diluted earning per average common share before the cumulative effect of accounting change for the first quarter of 2003 were $1.13 and $1.10, respectively.

ENTERGY'S BUSINESS (continued)

U.S. Utility

The U.S. Utility is Entergy's largest business segment, with five wholly-owned domestic retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. These companies generate, transmit, distribute and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas. Entergy Gulf States and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively. Also included in the U.S. Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf 1. System Energy sells its power and capacity from Grand Gulf 1 at wholesale to four of the domestic utility companies.

These utility subsidiaries are each regulated by state utility commissions, and in the case of Entergy New Orleans, the City Council. System Energy is regulated by FERC as all of its transactions are at the wholesale level. The U.S. Utility continues to operate as a monopoly as efforts toward deregulation have been delayed, abandoned, or not initiated in its service territories. The overall generation portfolio of the U.S. Utility, which relies heavily on natural gas and nuclear generation, is consistent with Entergy's strong support for the environment.

The U.S. Utility is focused on providing highly reliable and cost effective electricity and gas service while working in an environment that provides the highest level of safety for its employees. Since 1998, the U.S. Utility has significantly improved key customer service, reliability and safety metrics and continues to actively pursue additional improvements.

Customers

As of December 31, 2003, Entergy's domestic utility companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)

Entergy Arkansas	Portions of Arkansas	660	25%
Entergy Gulf States	Portions of Texas and Louisiana	709	27%	90	38%
Entergy Louisiana	Portions of Louisiana	657	25%
Entergy Mississippi	Portions of Mississippi	416	16%
Entergy New Orleans	City of New Orleans*	189	7%	147	62%
Total customers		2,631	100%	237	100%

* Excludes Algiers, which is provided electric service by Entergy Louisiana.

Electric Energy Sales

The electric energy sales of Entergy's domestic utility companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year. On August 19, Entergy reached a 2003 peak demand of 20,162 MW, compared to the 2002 peak of 20,419 MW recorded on August 2 of that year. Selected electric energy sales data is shown in the table below:

Selected 2003 Electric Energy Sales Data
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy	Entergy (a)
	(In GWh)
Electric Department:
Sales to retail
customers	19,650	33,805	27,778	12,891	5,844	-	99,968
Sales for resale:
Affiliates	7,036	1,185	1,344	112	1,312	9,812	-
Others	5,399	3,358	132	331	28	-	9,248
Total	32,085	38,348	29,254	13,334	7,184	9,812	109,216

Average use per
residential customer
(KWh)	12,669	15,791	15,382	14,631	12,556	-	14,498

(a)	Includes the effect of intercompany eliminations.

The following table illustrates the domestic utility companies' 2003 combined electric sales volume as a percentage of total electric sales volume, and 2003 combined electric revenues as a percentage of total 2003 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue

Residential	30.0	36.3
Commercial	23.7	25.5
Industrial (a)	35.4	28.1
Wholesale	8.5	7.5
Governmental	2.4	2.6

(a)	Major industrial customers are in the chemical, petroleum refining, and paper industries.

See "Selected Financial Data" for each of the domestic utility companies for the detail of their sales by customer class for 2001, 2002, and 2003.

Selected 2003 Natural Gas Sales Data

Entergy New Orleans and Entergy Gulf States provide both electric power and natural gas to retail customers. Entergy New Orleans and Entergy Gulf States sold 14,859,798 and 7,116,028 Mcf, respectively, of natural gas to retail customers in 2003. In 2003, 98% of Entergy Gulf States' operating revenue was derived from the electric utility business, and only 2% from the natural gas distribution business. For Entergy New Orleans, 81% of operating revenue was derived from the electric utility business and 19% from the natural gas distribution business in 2003. Following is data concerning Entergy New Orleans 2003 retail operating revenue sources and customer data.

	Electric Operating	Natural Gas
Entergy New Orleans	Revenue	Revenue

Residential	41%	54%
Commercial	37%	21%
Industrial	6%	11%
Governmental/Municipal	16%	14%

Retail Rate Regulation

General (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The retail regulatory philosophy has shifted in some jurisdictions from traditional, cost-of-service regulation to include performance-based rate elements. Performance-based rate plans are designed to encourage efficiencies and productivity while permitting utilities and their customers to share in the benefits. Entergy Mississippi, Entergy Louisiana, and Entergy New Orleans have implemented performance-based formula rate plans, but Entergy Louisiana's performance-based formula rate plan expired in 2001. The status of the introduction of competition in Entergy's retail service territories is summarized below.

Jurisdiction	Status of Retail Open Access	% of Entergy's 2003 Revenues Derived from Retail Electric Utility Operations in the Jurisdiction

Arkansas	Retail open access was repealed in February 2003.	15.4%

Texas	Implementation delayed in Entergy Gulf States' service area in a settlement approved by PUCT. In light of regulatory proceedings and approvals required, retail open access not likely before the first quarter of 2005.	14.4%

Louisiana	The LPSC has deferred pursuing retail open access, pending developments at the federal level and in other states.	43.9%

Mississippi	The MPSC has recommended not pursuing open access at this time.	13.0%

New Orleans	The Council has taken no action on Entergy New Orleans' proposal filed in 1997.	5.9%

Retail Rate Proceedings

Each domestic utility operating subsidiary participates in retail rate proceedings on a consistent basis. The status of material retail rate proceedings is described below and in Note 2 to the domestic utility companies and System Energy financial statements.

Company	Authorized ROE	Pending Proceedings/Events

Entergy Arkansas	11.0%	No cases are pending. Transition cost account mechanism expired on December 31, 2001. It is likely a filing will be made in mid-2005 in connection with the steam generator replacement at ANO.

Entergy Gulf States-Texas	10.95%

Base rates have been frozen since settlement order issued in June 1999. Freeze will likely extend to the start of retail open access given management's current expectations as to the start of retail open access.

Entergy Gulf States-Louisiana	11.1%

The LPSC approved a settlement resolving the 4th - 8th post-merger earning reviews resulting in a $22.1 million prospective rate reduction effective January 2003 and a refund of $16.3 million. In December 2003, the LPSC staff recommended a $30.6 million rate refund and a prospective rate reduction of approximately $50 million as a result of the 9th earnings analysis (2002). Hearings are set for April 2004. With the LPSC staff, Entergy Gulf States continues to pursue the development of a performance-based rate structure.

Entergy Louisiana	9.7%- 11.3%(1)

In January 2004, Entergy Louisiana filed with the LPSC an application for a $167 million base rate increase and an ROE of 11.4%. The currently authorized ROE midpoint is 10.5%.  Hearings are scheduled for September 2004. With the LPSC staff, Entergy Louisiana continues to pursue the development of a performance-based rate structure.

Entergy Mississippi	10.64%- 12.86%(2)

An annual formula rate plan is in place. The MPSC approved a $48.2 million rate increase effective January 2003 and an ROE midpoint of 11.75%. Entergy Mississippi will make a formula rate plan filing in March 2004.

Entergy New Orleans	10.25%-12.25%(3)

The City Council approved an agreement in May 2003 allowing for a $30.2 million increase in base rates effective June 1, 2003 and approved the implementation of formula rate plans for the electric and gas service that will be evaluated annually until 2005. An appeal of the approval by intervenors is pending, but the rates remain in effect. The midpoint ROE of both plans is 11.25%, with a target equity component of 42%. Entergy New Orleans will make a formula rate plan filing in May 2004.

System Energy	10.94%	ROE approved by July 2001 FERC order. No cases pending before FERC.

(1)

Entergy Louisiana's formula rate plan expired with the 2001 test year. Under the expired formula, if Entergy Louisiana earned outside of the bandwidth range, rates would be adjusted on a prospective basis. If earnings were above the bandwidth range, rates would be reduced by 60 percent of the amount necessary to bring earnings down to the top of the bandwidth, and if earnings were below the bandwidth range, rates would be increased by 60 percent of the corresponding shortfall.

(2)

Under Mississippi law and Entergy Mississippi's formula rate plan, if Entergy Mississippi's earned ROE is above the top of the range-of-no-change at the top of the bandwidth, then Entergy Mississippi's rates are reduced by 50 percent of the difference between the earned ROE and the top of the bandwidth. In such circumstance, Entergy Mississippi's 'Allowed ROE' for the next twelve-month period is the point halfway between such earned ROE and the top of the bandwidth -- Entergy Mississippi's retail rates are set at that halfway-point ROE level. (Before the comparison is made of the earned ROE to the bandwidth, the bandwidth can be adjusted for performance measures by as much as 1%. Rates are adjusted pursuant to the Entergy Mississippi's formula rate plan on a prospective basis only.) In the situation where Entergy Mississippi's earned ROE is not above the top of the range-of-no-change at the top of the bandwidth, then Entergy Mississippi's 'Allowed ROE' for the next twelve-month period is the top of the range-of-no-change at the top of the bandwidth. If earnings are below the bandwidth range, rates are increased by 50 percent of the difference between the earned ROE and the bottom of the bandwidth. Under the provisions of Entergy Mississippi's formula rate plan, each annual formula rate plan filing incorporates a revised calculation of the benchmark ROE. The benchmark ROE set out in the March 15, 2004, formula rate plan filing likely will differ from the last approved ROE. Entergy Mississippi anticipates that the March 15, 2004, filing will show an allowed regulatory earnings range of 9.3% to 12.2%. Entergy Mississippi does not anticipate a reduction in revenues going forward.

(3)

If Entergy New Orleans earns outside the bandwidth range, rates will be adjusted on a prospective basis. Under the gas formula rate plan, if earnings are above the bandwidth range, rates are reduced by 100 percent of the overage, and if below, increased by 100 percent of the shortfall. In addition, if the ROE falls between 11.5% and 12.25%, rates are reduced by 60 percent of the difference, and if the ROE falls between 10.25% and 11%, rates are increased by 40 percent of the differential. Under the electric formula rate plan, rates are adjusted accordingly by 100 percent of the amount of any overage or shortfall. Entergy New Orleans may earn up to 13.25% under the electric formula rate plan provided that the increase is caused by its share of energy cost savings under the generation performance-based recovery plan discussed below.

Entergy Arkansas

Fuel Recovery

Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills. The rider utilizes prior calendar year energy costs and projected energy sales for the twelve month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year.

Entergy Gulf States

Performance-Based Rate Plan

With the LPSC staff, Entergy Gulf States continues to pursue the development of a performance-based rate structure for its Louisiana jurisdiction.

Texas Jurisdiction - River Bend Costs

In March 1998, the PUCT issued an order disallowing recovery of $1.4 billion of company-wide River Bend plant costs which have been held in abeyance since 1988. Entergy Gulf States appealed the PUCT's decision on this matter to a Texas District Court. A June 1999 settlement agreement addresses the treatment of abeyed plant costs, and, as a result, Entergy Gulf States removed the reserve for these costs and reduced the carrying value of the plant asset in 1999. In another settlement, Entergy Gulf States agreed not to prosecute its appeal before January 1, 2002 and agreed to cap the recovery of Entergy Gulf States' River Bend abeyed investment at $115 million net plant in service, less depreciation. The Texas District Court affirmed the PUCT decision disallowing recovery of the abeyed plant costs in April 2002, and Entergy Gulf States appealed that ruling to the Third District Court of Appeals. In July 2003, the Third District Court of Appeals unanimously affirmed the judgment of the Travis County District Court. After considering the progress of the proceeding in light of the decision of the Court of Appeals, management has concluded that it is prudent to accrue for the loss that would be associated with a final, non-appealable decision disallowing the abeyed plant costs. The net carrying value of the abeyed plant costs was $107.7 million as of June 30, 2003, and after this accrual Entergy Gulf States has provided for all potential loss related to current or past contested costs of construction of the River Bend plant. Accrual of the loss was recorded in the second quarter 2003 and reduced net income by $65.6 million. In January 2004, the Texas Supreme Court asked for full briefing on the merits of the case in response to Entergy Gulf States' petition for review. The abeyed plant costs are discussed in more detail in Note 2 to the domestic utility companies and System Energy financial statements.

Fuel Recovery

Entergy Gulf States' Texas rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. Under current methodology, semi-annual revisions of the fixed fuel factor may be made in March and September based on the market price of natural gas. Entergy Gulf States will likely continue to use this methodology until retail open access begins in Texas. To the extent actual costs vary from the fixed fuel factor, refunds or surcharges are required or permitted. The amounts collected under the fixed fuel factor through the start of retail open access are subject to fuel reconciliation proceedings before the PUCT. At the start of retail open access for Entergy Gulf States in Texas, which is not expected before the first quarter of 2005, fuel and purchased power cost recovery will be subject to the fuel component of the price-to-beat rates approved by the PUCT. The PUCT fuel cost reviews that were resolved during the past year or are currently pending are discussed in Note 2 to the domestic utility companies and System Energy financial statements.

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

Entergy Louisiana

Performance-Based Rate Plan

With the LPSC staff, Entergy Louisiana continues to pursue the development of a performance-based rate structure.

Fuel Recovery

Entergy Louisiana's rate schedules include a fuel adjustment clause designed to recover the cost of fuel. The fuel adjustment contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers.

In September 2002, Entergy Louisiana settled a proceeding that concerned a contract entered into by Entergy Louisiana to purchase through the year 2031 energy generated by a hydroelectric facility known as the Vidalia project. In the settlement, the LPSC approved Entergy Louisiana's proposed treatment of the regulatory impact of a tax accounting election related to that project. In general, the settlement permits Entergy Louisiana to keep a portion of the tax benefit in exchange for bearing the risk associated with sustaining the tax treatment. The LPSC settlement divided the term of the Vidalia contract into two segments: 2002-2012 and 2013-2031. During the first eight years of the 2002-2012 segment, Entergy Louisiana agreed to credit rates by flowing through its fuel adjustment calculation $11 million each year, beginning monthly in October 2002. Entergy Louisiana must credit rates in this way and by this amount even if Entergy Louisiana is unable to sustain the tax deduction. Entergy Louisiana also must credit rates by $11 million each year for an additional two years unless either the tax accounting method elected is retroactively repealed or the Internal Revenue Service denies the entire deduction related to the tax accounting method. Entergy Louisiana agreed to credit ratepayers additional amounts unless the tax accounting election is not sustained, if it is challenged. During the years 2013-2031, Entergy Louisiana and its ratepayers would share the remaining benefits of this tax accounting election. Note 9 to the domestic utility companies and System Energy financial statements contains further discussion of the obligations related to the Vidalia project.

Entergy Louisiana has reduced its indebtedness and preferred stock with a portion of the cash. In accordance with the terms of the settlement, Entergy Louisiana requested SEC approval to return up to $350 million of common equity capital to Entergy Corporation in order to maintain Entergy Louisiana's current capital structure. In December 2002, Entergy Louisiana repurchased $120 million of common stock from Entergy Corporation and paid a dividend of $122.6 million pursuant to the SEC approval. The provisions of the settlement provide that the LPSC shall not recognize or use Entergy Louisiana's use of this cash in setting any of Entergy Louisiana's rates. Therefore, to the extent Entergy Louisiana's use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes. The SEC approval for additional return of equity capital is now expired.

Entergy Mississippi

Performance-Based Formula Rate Plan

Entergy Mississippi files a performance-based formula rate plan every 12 months that compares the annual earned rate of return to, and adjusts it against, a benchmark rate of return. The benchmark is calculated under a separate formula within the formula rate plan. The formula rate plan allows for periodic small adjustments in rates, up to an amount that would produce a change in Entergy Mississippi's overall revenue of almost 2%, based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. In accordance with the MPSC's December 2002 rate order, there was no formula rate plan filing in 2003 for the 2002 test year. The next formula rate plan filing will be submitted in March 2004 for the 2003 test year, and filings are due to continue annually thereafter.

Fuel Recovery

Entergy Mississippi's rate schedules include energy cost recovery riders to recover fuel and purchased energy costs. The rider utilizes projected energy costs filed quarterly by Entergy Mississippi to develop an energy cost rate. The energy cost rate is redetermined each calendar quarter and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost as of the second quarter preceding the redetermination.

In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Under the MPSC's order, Entergy Mississippi has deferred until 2004 the collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003, respectively. The deferred amount of $77.6 million plus carrying charges will be collected through the energy cost recovery rider over a twelve-month period that began in January 2004.

Entergy New Orleans

Formula Rate Plans

In May 2003, the City Council approved the implementation of formula rate plans for electric and gas service that will be evaluated annually until 2005. Entergy New Orleans is required to make a filing with the Council in May 2004 based upon a 2003 test year. Under the formula rate plans, the midpoint ROE of both plans is 11.25%, with a target equity component of 42%. Any change in rates would be prospective, with the first billing cycle effective after September 1, 2004. Entergy New Orleans' can earn between 10.25% and 12.25% under the electric plan and between 11% and 11.5% under the gas plan, with earnings within those ranges not resulting in a change in rates. An appeal of the approval by intervenors is pending, but the rates remain in effect.

In May 2003, the City Council approved implementation of a generation performance-based rate calculation in the electric fuel adjustment clause under which Entergy New Orleans will receive 10% of calculated fuel and purchased power cost savings in excess of $20 million, based on a defined benchmark, subject to a 13.25% return on equity limitation for electric operations as provided for in the electric formula rate plan. Entergy New Orleans will bear 10% of any "negative" fuel and purchased power cost savings.

Fuel Recovery

Entergy New Orleans' electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel and purchased power costs incurred with fuel cost revenues billed to customers, including carrying charges. The adjustment also includes the difference between non-fuel Grand Gulf 1 costs paid by Entergy New Orleans and the estimate of such costs, which are included in base rates, as provided in Entergy New Orleans' Grand Gulf 1 rate settlements. Entergy New Orleans' gas rate schedules include an adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges. In November 2003, the Council passed a resolution implementing a package of measures developed by Entergy New Orleans and the Council Advisors to protect customers from potential gas price spikes during the 2003 - 2004 winter heating season. These measures include: expansion of Entergy New Orleans' financial hedging plan for its purchase of wholesale gas, and deferral of collection of up to $4 million of gas costs in the event that the average residential customer's gas bill were to exceed a threshold level, which management does not expect.

Franchises

Entergy Arkansas holds exclusive franchises to provide electric service in approximately 306 incorporated cities and towns in Arkansas. These franchises are unlimited in duration and continue unless the municipalities purchase the utility property. In Arkansas, franchises are considered to be contracts and, therefore, are terminable upon breach of the terms of the franchise.

In Louisiana, Entergy Gulf States holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric service in approximately 55 incorporated municipalities and the unincorporated areas of approximately 19 parishes, and to provide gas service in the City of Baton Rouge and the unincorporated areas of two parishes. In Texas, Entergy Gulf States holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 24 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 65 incorporated municipalities. Entergy Gulf States typically is granted 50-year franchises in Texas and 60-year franchises in Louisiana. Entergy Gulf States' current electric franchises will expire during 2007 - 2045 in Texas and during 2015 - 2046 in Louisiana.

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

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the domestic utility companies and System Energy as of December 31, 2003, is indicated below:

	Owned and Leased Capability MW(1)
					Gas
					Turbine and
					Internal
Company	Total	Gas/Oil	Nuclear	Coal	Combustion	Hydro

Entergy Arkansas	4,552	1,524	1,694	1,189	75	70
Entergy Gulf States	6,483	4,890	966	627	-	-
Entergy Louisiana	5,357	4,270	1,075	-	12	-
Entergy Mississippi	2,908	2,493	-	408	7	-
Entergy New Orleans	886	875	-	-	11	-
System Energy	1,086	-	1,086	-	-	-
Total	21,272	14,052	4,821	2,224	105	70

(1)

"Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

Entergy's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections in light of the availability and price of power, the location of new loads, and economy. Peak load in the U.S. Utility service territory is typically around 21,000 MW, with minimum load typically around 9,000 MW. Allowing for an adequate reserve margin, Entergy has been short approximately 3,000 MW during the summer peak load period, which until recently it made up almost entirely with purchases from the spot market as needed. In the fall of 2002, Entergy began a process of issuing requests for proposal for supply-side resources. The first request for proposal sought resources to meet both the domestic utility companies' summer 2003 and longer-term resource needs through a broad range of wholesale power products, including short-term (less than one year), limited-term (1 to 3 years) and long-term contractual products and asset acquisitions. The following table illustrates the results of the request for proposal process for limited and short-term products. All of the signed contracts were with non-affiliates, with the exception of 185 MW from RS Cogen contracted through the Fall 2002 request for proposal.

	Selected for Negotiation	Contracts Signed	Notes

Fall 2002	550 MW	425 MW

Limited-term resources contracted. Entergy Services also pursued discussions with several bidders for life-of-unit purchased power agreements or the acquisition of an ownership interest in existing generating facilities. These negotiations resulted in the Perryville acquisition agreement, discussed below.

Supplemental 2002	500 MW	220 MW	Short-term purchase for the summer 2003.

Spring 2003	380 MW	380 MW

Limited-term resources contracted. Entergy Services continues to evaluate five short-listed long-term resource proposals received in response to the Spring 2003 Request for Proposals and is currently pursuing due diligence efforts and additional discussions with these bidders.

Fall 2003	390 MW	390 MW	Two separate resources contracted for a term of three years with deliveries to begin in the summer of 2004.

In January 2004, Entergy Louisiana signed an agreement to acquire the 718 MW Perryville power plant for $170 million. The plant is owned by a subsidiary of Cleco Corporation, which subsidiary submitted a bid in response to Entergy's Fall 2002 request for proposals for supply-side resources. The signing of the agreement followed a voluntary Chapter 11 bankruptcy filing by the plant's owner. Entergy expects that Entergy Louisiana will own 100 percent of the Perryville plant, and that Entergy Louisiana will sell 75 percent of the output to Entergy Gulf States under a long-term cost-of-service power purchase agreement. The purchase of the plant, expected to be completed by December 2004, is contingent upon obtaining necessary approvals from the bankruptcy court and from state and federal regulators, including approval of full cost recovery, giving consideration to the need for the power and the prudence of Entergy Louisiana and Entergy Gulf States for engaging in the transaction. In addition, Entergy Louisiana and Entergy Gulf States executed an interim power purchase agreement with the plant's owner through the date of the acquisition's closing (so long as that occurs by September 2005) for 100 percent of the output of the Perryville plant.

In addition to the purchases from non-affiliates shown above, Entergy Louisiana, Entergy New Orleans, and Entergy Arkansas made filings with their respective retail regulators as a result of the proposal process seeking approval to enter into transactions with affiliates as shown in the following table:

Company	Proposed Transactions	Status of Approval in Retail Jurisdiction

Entergy Louisiana
  Purchased a 140 to 156 MW capacity purchase call option from RS Cogen for June 2003 through April 2006
  Entered a life-of-unit purchase power agreement (PPA) to purchase approximately 51MW (increasing to 61 MW in 2010) of output from Entergy Power's share of Independence 2
  Enter a life-of-unit PPA with Entergy Gulf States to purchase two-thirds of the output of the 30% of River Bend formerly owned by Cajun (approximately 200 MW)
  Enter a life-of-resources PPA with Entergy Arkansas to purchase approximately 110 MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf.
The LPSC found contracts 1) and 2) to be prudent and authorized Entergy Louisiana to execute these contracts. LPSC hearing on proposals 3) and 4) is scheduled in March 2004.

Entergy New Orleans
  Purchased a 45 to 50 MW capacity purchase call option from RS Cogen for June 2003 through April 2006
  Entered a life-of-unit PPA to purchase approximately 50 MW (increasing to 60 MW in 2010) of output from Entergy Power's share of Independence 2
  Entered a life-of-unit PPA with Entergy Gulf States to purchase one-third of the output of the 30% of River Bend formerly owned by Cajun (approximately 100 MW)
  Entered a life-of-resources PPA with Entergy Arkansas to purchase approximately 110 MW of capacity not included in Entergy Arkansas' retail rate base, consisting of a portion of the output from ANO, White Bluff, Independence, and Entergy Arkansas' share of Grand Gulf.

In May 2003, in connection with the settlement relating to Entergy New Orleans' cost-of-service study and revenue requirement, the City Council authorized Entergy New Orleans to enter into contracts for the proposed transactions. See Management's Financial Discussion and Analysis for additional discussion of the rate settlement.

Entergy Arkansas	Enter into the life-of-resources PPAs to sell power as discussed in both Entergy Louisiana's and Entergy New Orleans' proposal 4) above.	In May 2003, the APSC found the PPAs involving Entergy Arkansas in the public interest. The order reserved a second phase of the proceeding to identify appropriate customer protection mechanisms.

Entergy also filed with the FERC the affiliate agreements described above. In May 2003, the FERC accepted the agreements for filing, subject to refund, with the contracts becoming effective on June 1, 2003. The FERC also established a hearing process to review the justness and reasonableness of the agreements. Several parties have intervened or filed protests regarding the request-for-proposals process and the agreements filed with the FERC, and the proceeding is set for hearing in June 2004.

In October 2003, the LPSC approved on an interim basis a method of calculating the avoided cost payments for energy that Entergy Gulf States and Entergy Louisiana make to qualified facilities pursuant to PURPA. Up to 2,220 MW of qualifying facility power is now being put to Entergy in Louisiana, much of it during off-peak periods when wholesale power prices are typically lower than the avoided cost price calculated under the prior method for that same hour. On an interim basis, the LPSC approved calculating the payments in a manner that more accurately reflects the market price of energy. The LPSC-approved calculation is expected to reduce the amount that Entergy Gulf States and Entergy Louisiana customers pay for fuel and purchased power. Entergy's RS Cogen joint venture operates a qualified facility, and management expects its results to be negatively affected by the LPSC-approved calculation. During the interim period, the LPSC will require Entergy to keep records of the required payments calculated under both the interim method and the previous method, and if the LPSC decides to go back to the previous methodology, additional payments to the qualified facilities will be required. If such additional payments are required to be made, they will be recoverable through the fuel adjustment charges billed by Entergy Gulf States and Entergy Louisiana to their retail customers.

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

Gas Property

As of December 31, 2003, Entergy New Orleans distributed and transported natural gas for distribution solely within New Orleans, Louisiana, through a total of 33 miles of gas transmission pipeline, 1,482 miles of gas distribution pipeline, and 1,031 miles of gas service pipeline from the distribution mains to the customers. As of December 31, 2003, the gas properties of Entergy Gulf States, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States' financial position.

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

Fuel Supply

The generation portfolio of the U.S. Utility contains a high percentage of natural gas and nuclear generation. The sources of generation and average fuel cost per kWh for the domestic utility companies and System Energy for the years 2001-2003 were:

	Natural Gas		Fuel Oil		Nuclear Fuel		Coal
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh

2003	26	6.53	4	5.04	52.48		18	1.26
2002	39	3.88	-	15.78	46.47		15	1.37
2001	34	4.62	8	4.33	43.50		15	1.58

Actual 2003 and projected 2004 sources of generation for the domestic utility companies and System Energy, including proposed power purchases from affiliates under power purchase agreements in 2004, are:

	Natural Gas		Fuel Oil		Nuclear		Coal
	2003	2004	2003	2004	2003	2004	2003	2004

Entergy Arkansas (a)	2%	-	-	-	64%	66%	34%	33%
Entergy Gulf States	44%	31%	1%	-	36%	40%	19%	29%
Entergy Louisiana	43%	35%	5%	2%	51%	61%	1%	2%
Entergy Mississippi	22%	12%	31%	27%	-	-	47%	61%
Entergy New Orleans	65%	47%	-	-	24%	38%	11%	15%
System Energy	-	-	-	-	100%(b)	100%(b)	-	-

U.S. Utility (a)	26%	18%	4%	2%	52%	59%	18%	21%

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas' generation in 2003 and is expected to provide approximately 1% of its generation in 2004.
(b)

Capacity and energy from System Energy's interest in Grand Gulf 1 was historically allocated as follows: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%. Pursuant to the approval of power purchase agreements, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf 1 to Entergy Louisiana and Entergy New Orleans.

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

Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to weather conditions as well as to the prices of other energy sources. Entergy's supplies of natural gas are expected to be adequate in 2004. However, pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the domestic utility companies will use alternate fuels, such as oil, or rely to a larger extent on coal, nuclear generation, and purchased power.

Coal

Entergy Arkansas has a long-term contract for low-sulfur Wyoming coal for Independence. This contract, which expires in 2011, provides for approximately 90% of Independence's expected coal requirements for 2004. Entergy Arkansas has entered into three medium term (three year) contracts for approximately 52% of White Bluff's coal supply needs. These contracts are staggered in term so that one is renewed every year. Entergy Arkansas has an additional 20% of its 2004 coal requirement committed in a number of one- to two-year contracts. Additional coal requirements for both Independence and White Bluff are satisfied by spot market or over the counter purchases. Additionally, Entergy Arkansas has a long-term railroad transportation contract for the delivery of coal to both White Bluff and Independence that expires in 2011. A second carrier now delivers a portion of White Bluff's coal requirements under a long-term transportation agreement that began in 2002 and expires on December 31, 2006.

Entergy Gulf States has a test burn agreement for the supply of low-sulfur Wyoming coal for Nelson Unit 6. The company is negotiating with this supplier for an agreement that would be sufficient to satisfy its 2004 requirements for that unit at current consumption rates. The operator of Big Cajun 2, Unit 3, Louisiana Generating LLC, has advised Entergy Gulf States that it has coal supply and transportation contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3 for the foreseeable future. Additionally, Entergy Gulf States has transportation requirements contracts with railroads to deliver coal to Nelson Unit 6 through December 31, 2004. Each of the two contracts governs the movement of about half of the plant's requirements and the base contract provides flexibility for shipping up to all of the plant's requirements.

Nuclear Fuel

The nuclear fuel cycle consists of the following:

    mining and milling of uranium ore to produce a concentrate;

    conversion of the concentrate to uranium hexafluoride gas;

    enrichment of the hexafluoride gas;

    fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and

    disposal of spent fuel.

System Fuels, a company owned by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, is responsible for contracts to acquire nuclear material to be used in fueling Entergy's utility nuclear units, except for River Bend. System Fuels also maintains inventories of such materials during the various stages of processing. The domestic utility companies purchase enriched uranium hexafluoride from System Fuels, but contract separately for the fabrication of their own nuclear fuel. The requirements for River Bend are met pursuant to contracts made by Entergy Gulf States.

Based upon currently planned fuel cycles, Entergy's nuclear units have contracts and inventory that provide adequate materials and services. Existing contracts for uranium concentrate, conversion of the concentrate to uranium hexafluoride, and enrichment of the uranium hexafluoride will provide a significant percentage of these materials and services over the next several years. Uranium market supply became much tighter in 2003 and early 2004 than that in previous years.  Costs and risks of obtaining supplies have increased for nuclear fuel users. It will be necessary for Entergy to enter into additional arrangements to acquire nuclear fuel in the future. It is not possible to predict the ultimate cost of such arrangements.

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

Natural Gas Purchased for Resale

Entergy New Orleans has several suppliers of natural gas. Its system is interconnected with three interstate and three intrastate pipelines. Entergy New Orleans' primary suppliers currently are Bridgeline Gas Distributors and Louisiana Gas Services. Entergy New Orleans has a "no-notice" service gas purchase contract with Bridgeline Gas Marketing, LLC which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts. The Bridgeline Gas Marketing, LLC gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Entergy-Koch's Gulf South Pipeline Co. This service is subject to FERC-approved rates. Entergy New Orleans has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases. In recent years, natural gas deliveries to Entergy New Orleans have been subject primarily to weather-related curtailments. However, Entergy New Orleans experienced no such curtailments in 2003.

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

Entergy Gulf States purchases natural gas for resale under a firm contract from Enbridge Marketing (U.S.) Inc. (formerly Mid Louisiana Gas Company) entered into September 2002 spanning five years. The contract will continue annually at the end of the term unless prior notice is given by Entergy Gulf States.

Wholesale Rate Matters

State or local regulatory authorities, as described above, regulate the retail rates of Entergy's domestic utility companies. FERC regulates wholesale rates (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement. Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

In June 2001, the domestic utility companies, the LPSC, and the City Council filed the following amendments to the System Agreement pursuant to a settlement agreement:

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

The LPSC and the City Council commenced a proceeding at FERC in June 2001. Pursuant to a settlement agreement approved by the City Council in May 2003, the City Council withdrew as a complainant from the proceeding, but continues to participate as an intervenor. In this proceeding, the LPSC alleges that the rough production cost equalization required by FERC under the System Agreement and the Unit Power Sales Agreement has been disrupted by changed circumstances. The LPSC requests that FERC amend the System Agreement or the Unit Power Sales Agreement or both to achieve full production cost equalization or to restore rough production cost equalization. The complaint does not seek a change in the total amount of the costs allocated by either the System Agreement or the Unit Power Sales Agreement. In addition the LPSC alleges that provisions of the System Agreement relating to minimum-run and must-run units, the methodology of billing versus dispatch, and the use of a rolling twelve-month average of system peaks (12 CP), increase costs paid by ratepayers in the LPSC's jurisdiction. Several parties intervened in the proceeding, including the APSC and the MPSC. The APSC and the MPSC responses opposed the relief sought by the LPSC.

In its complaint, the LPSC alleges that the domestic utility companies' annual production costs over the period 2002 to 2007 will be over or (under) the average for the domestic utility companies by the following amounts:

Entergy Arkansas	($130) to ($278) million
Entergy Gulf States - Louisiana	$11 to $87 million
Entergy Louisiana	$139 to $132 million
Entergy Mississippi	($27) to $13 million
Entergy New Orleans	$7 to $46 million

This range of results is a function of assumptions regarding such things as future natural gas prices, the future market price of electricity, and other factors. If FERC grants the relief requested by the LPSC, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the average and a material decrease in production costs allocated to companies whose costs currently are projected to exceed the average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of any of the domestic utility companies, although the outcome of the proceeding at FERC cannot be predicted at this time.

In February 2002, the FERC established a refund effective period for the proceeding consisting of the 15 months following September 13, 2001. A subsequent extension of the procedural schedule extended the refund effective period by 120 days.

In January 2003, the domestic utility companies filed testimony in the case, showing that over the life of the System Agreement the relative total production costs of the domestic utility companies are roughly equal, and suggesting that no changes to the System Agreement such as those sought by the LPSC are appropriate. In April 2003, witnesses on behalf of the FERC staff filed testimony in the proceeding suggesting that full production cost equalization should not be adopted by the FERC in this case, and that when measured over a suitably long period, the total production costs of the domestic utility companies were roughly equal and were likely to remain so, given the Entergy System's proposed resource plan. Hearings in the proceeding ended in late-August 2003. The Initial Decision of the FERC ALJ was released on February 6, 2004. The ALJ concludes that full production cost equalization should not be implemented; that the Entergy System currently is not in rough production cost equalization and is not likely to be in rough production cost equalization for the foreseeable future; and that the appropriate remedy to achieve rough equalization is to have the low cost companies compensate the high cost companies whenever one or more companies' annual total production costs from 2003 forward differ by more than +/- 7.5% from the Entergy System average annual total production costs, or whenever the three year average of one or more companies' total production costs (commencing with the three years 2004 through 2006, and yearly thereafter) differ by more than +/- 5% from the Entergy System average total production costs during any three year cycle. In the calculation of what each company's total production costs are, the ALJ determined that the full cost of Vidalia project power purchases by Entergy Louisiana should be included, but the ALJ rejected other adjustments proposed by the LPSC. Also, the ALJ determined that the average of the four highest monthly demand peaks for the year (4 CP) should be used for calculating reserve sharing costs, rather than the current 12 CP method. Finally, the ALJ determined that there is no valid issue concerning "billing versus dispatch" in the rate schedule by which exchange energy is priced, MSS-3, that MSS-3 has not been misapplied or misinterpreted by Entergy, and that MSS-3 should not be changed.  The ALJ's Initial Decision did not specifically address refund exposure.

Entergy continues to assess the potential effects of the ALJ's Initial Decision, and how it will respond to the decision. It appears that the shift in total production costs under the terms of the ALJ's Initial Decision would not be as great as that sought in the LPSC's complaint, but would still be substantial. As an Initial Decision, it is not a FERC order, and Entergy and the other parties in the proceeding will have additional opportunities to explain their positions in the proceeding prior to the issuance of a FERC decision. FERC does not have a deadline by which it has to decide the proceeding and management does not expect a FERC decision before the fourth quarter 2004.

On February 10, 2004, the APSC issued an "Order of Investigation," in which it discusses the negative effect that implementation of the FERC ALJ's Initial Decision would have on Entergy Arkansas' customers. The APSC order includes a preliminary estimate that the FERC ALJ's Initial Decision would shift approximately $125 million of costs for the year 2003 to Entergy Arkansas' retail customers, and would shift an average of approximately $113 million per year for the years 2004-2011 to Entergy Arkansas' retail customers. The APSC order establishes an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interest of its customers, and whether there are steps that Entergy Arkansas or the APSC can take "to protect [Entergy Arkansas' customers] from future attempts by Louisiana, or any other Entergy retail regulator, to shift its high costs to Arkansas." Entergy Arkansas' initial testimony in the proceeding is due in April 2004.

In addition to the APSC's Order of Investigation, Entergy's retail regulators have and may continue to question the prudence and other aspects of Entergy System or domestic utility company contracts or assets that may not be subject to their respective jurisdictions. For instance, in its Order of Investigation, the APSC discusses aspects of Entergy Louisiana's power purchases from the Vidalia project, and the APSC has publicly announced its intention to initiate an inquiry into the Vidalia purchase power contract. Entergy believes that any such inquiry would have to occur at the FERC.

The LPSC instituted a companion ex-parte System Agreement investigation to litigate several of the System Agreement issues that the LPSC is litigating before the FERC in the previously discussed System Agreement proceeding. This companion proceeding will require the LPSC to interpret various provisions of the System Agreement, including those relating to minimum-run and must-run units, the propriety of the methods used for billing and dispatch on the Entergy System, and the use of a rolling, twelve-month average of system peaks for allocating certain costs. In addition, by this companion proceeding the LPSC is questioning whether Entergy Louisiana and Entergy Gulf States were prudent for not seeking changes to the System Agreement previously, so as to lower costs imposed upon their ratepayers and to increase costs imposed upon ratepayers of other domestic utility companies. The LPSC staff has filed testimony suggesting that the remedy for the alleged imprudence of Entergy Louisiana and Entergy Gulf States should be a reduction in allowed rate of return on common equity of 100 basis points. The domestic utility companies have challenged the propriety of the LPSC's litigating System Agreement issues. Nevertheless, on January 16, 2002 the LPSC affirmed a decision of its ALJ upholding the LPSC staff's right to litigate System Agreement issues at the LPSC, rather than before the FERC. The procedural schedule is suspended at this time and an evidentiary hearing is not scheduled. An unrelated case between the LPSC and Entergy Louisiana raised the question of whether a state regulator is pre-empted by federal law from reviewing and interpreting FERC rate schedules that are part of the System Agreement, and from subsequently enforcing that interpretation. The LPSC interpreted a System Agreement rate schedule in the unrelated case, and then sought to enforce its interpretation. The Louisiana Supreme Court affirmed. In 2003, the U.S. Supreme Court ruled in Entergy Louisiana's favor and reversed the decisions of the LPSC and the Louisiana Supreme Court.

Transmission

In 2000, FERC issued an order encouraging utilities to voluntarily place their transmission facilities under the control of independent RTOs (regional transmission organizations) by December 15, 2001. Delays in implementing the FERC order have occurred due to a variety of reasons, including the fact that utility companies, other stakeholders, and federal and state regulators continue to work to resolve various issues related to the establishment of such RTOs. Entergy's domestic utility companies were participating with other transmission owners within the southeastern United States to establish an RTO, the proposed SeTrans RTO, but the sponsors determined that the regulatory approvals necessary for the development of the SeTrans RTO were unlikely to be obtained at the present time and in December 2003 suspended further development activity. Although SeTrans development is suspended, Entergy continues to focus its efforts on reforms that can further the core objectives of FERC's 2000 order: achieving greater independence in the provision of transmission service and a more efficient method of pricing that service. Entergy intends to work with FERC and Entergy's retail regulators on certain voluntary steps to further those objectives.

As currently contemplated, and assuming applicable regulatory support and approvals can be obtained, Entergy plans to contract with an independent transmission entity to oversee the granting of transmission service on the Entergy system as well as the implementation of the weekly procurement process that Entergy has proposed. Entergy will submit to the FERC for its approval the proposed contract setting forth the independent entity's duties and obligations as well as other documents necessary to implement this proposed structure. The proposed structure does not transfer control of Entergy's transmission system to the independent entity, but rather will vest with the independent entity broad oversight authority over transmission planning and operations.

Entergy also intends that the independent transmission entity will administer a transition to participant funding that should increase the efficiency of transmission pricing on the Entergy system. Entergy intends for the independent transmission entity to determine whether transmission upgrades associated with new requests for service should be funded directly by the party requesting such service or by a broader group of transmission customers. This determination would be made in accordance with protocols approved by the FERC and any party contesting such determination, including Entergy, would be required to seek review at the FERC.

On February 13, 2004 a group of ten market participants filed with the FERC a response to the announcement that the SeTrans sponsors had suspended further development efforts. In their response, the participants allege that absent the SeTrans RTO the dominant utilities in the Southeastern United States (Entergy and Southern) will continue to maintain control over the transmission system and will continue to have the ability to exercise market power in the wholesale market. The market participants urge the FERC to: (1) order Entergy and Southern to immediately turn over control of their OASIS system to an independent entity; (2) initiate a formal investigation into competitive conditions in the Southeastern United States; (3) issue a show cause order regarding revocation of Entergy's and Southern's market-based rate authority; and (4) either order Entergy and Southern into an RTO or initiate proceedings to appoint a market monitor and conduct various audits of Entergy's and Southern's practices and procedures related to the granting of transmission service and the planning of the transmission system. Entergy believes that the allegations contained in the response are without merit and plans to vigorously defend itself. See additional discussion related to this issue in the FERC's Supply Margin Assessment section below.

In September 2001, the LPSC ordered Entergy Gulf States and Entergy Louisiana to show cause as to why these companies should not be enjoined from transferring their transmission assets, or control of those transmission assets, to an ITC (independent transmission company), RTO, or any similar organization, asserting that FERC does not have jurisdiction to mandate an ITC or RTO. This proceeding is pending.

FERC's Supply Margin Assessment

In November 2001, FERC issued an order that established a new generation market power screen (called Supply Margin Assessment) for purposes of evaluating a utility's request for market-based rate authority, applied that new screen to the Entergy System (among others), determined that Entergy and the others failed the screen within their respective control areas, and ordered these utilities to implement certain mitigation measures as a condition to their continued ability to buy and sell at market-based rates. Among other things, the mitigation measures would require that Entergy transact at cost-based rates when it is buying or selling in the hourly wholesale market within its control area. Entergy requested rehearing of the order, and FERC has delayed the implementation of certain mitigation measures until such time as it has had the opportunity to consider the rehearing request. In June 2003, the FERC proposed and ultimately adopted new market behavior rules and tariff provisions that would be applied to any market-based sale. Entergy modified its market-based rate tariffs to reflect the new provisions but has requested rehearing of FERC's order. Additionally, during December 2003 the FERC announced it was holding additional technical conferences on proposed modifications to its Supply Margin Assessment screen. Two technical conferences were held during January 2004. Entergy has filed comments in this proceeding urging the FERC to rely on an "uncommitted capacity" version of any market screen in order to reflect a utility's native load obligations. It is Entergy's belief that cost-based regulation effectively mitigates both the ability and the incentive to exercise market power to the extent of the native load obligations. A FERC rule on Supply Margin Assessment could be issued by the end of March 2004.

Separately, Entergy-Koch Trading filed its triennial market power update on January 26, 2004. Three market participants intervened and urged the FERC to reject Entergy-Koch Trading's triennial update and terminate Entergy-Koch Trading's, the domestic utility companies', and their affiliates' market-based rate authority for sales within the Entergy control area unless and until adequate mitigation measures have been implemented. If the FERC were to revoke Entergy-Koch Trading's, the domestic utility companies', and their affiliates' market based rate authority for wholesale sales within the Entergy control area, these entities would be limited to making wholesale sales pursuant to cost-based rate schedules approved by the FERC. Entergy's wholesale sales within its control area could be cost-justified and the wholesale electricity sales of Entergy-Koch Trading within Entergy's control area are of a limited amount; therefore management does not believe that the revocation of market-based rate authority would have a material effect on the financial results of Entergy. In spite of this, Entergy intends to vigorously defend its market-based rate authority.

In a separate, but related proceeding, in December 2003, the FERC determined that the acquisition by Oklahoma Gas & Electric (OG&E) of a generating facility within its control area from a non-affiliated entity would undermine competition and was, accordingly, not consistent with the public interest. Based on this conclusion, the FERC then set the matter for hearing to determine what mitigation remedies would be necessary to address the market power issues. The FERC's determination that the acquisition would raise market power concerns was premised on an analysis that relied on OG&E's total capacity, not its uncommitted capacity. This proceeding, and the FERC's ultimate ruling, could significantly affect a utility's ability to acquire needed non-affiliated generation resources in its service territory, such as the pending purchase of the Perryville power plant by Entergy Louisiana.

Interconnection Orders

In January 2003, the FERC issued two orders in proceedings involving Interconnection Agreements between each of the domestic utility companies (except Entergy New Orleans) and certain generators interconnecting to the domestic utility companies' transmission system. In the orders, the FERC authorized the generators to abrogate certain provisions of the interconnection agreements in order to avail themselves of new FERC policies developed after the generators' execution of the agreements. Under the FERC's orders, capital costs that the generators had agreed to bear will now be shifted to Entergy's native load and other transmission customers. Other generators that previously had executed interconnection agreements agreeing to bear similar costs have also filed complaints to obtain the same or similar relief against the domestic utility companies. In the event that the generators that have interconnected to the Entergy transmission system are successful in obtaining such relief, it is estimated that approximately $280 million of costs will be shifted from the interconnecting generators to the domestic utility companies' other transmission customers, including the domestic utility companies' bundled-rate retail customers. Entergy intends to pursue all regulatory and legal avenues available to it in order to have these orders reversed, and the affected interconnection agreements reinstated as agreed to by the generators. The domestic utility companies had appealed previously to the Court of Appeals for the D.C. Circuit the FERC orders initially establishing the new FERC policy that was applied retroactively in the January orders. In the orders currently pending before the D.C. Circuit, the FERC had applied the new policy on a prospective basis. In an opinion issued in February 2003, the D.C. Circuit denied Entergy's petition for review in one proceeding, concluding that the FERC had not acted in an arbitrary and capricious manner when it changed its policy from that of directly assigning certain interconnection costs to the generator to a policy in which those costs are borne by all customers on the domestic utility companies' transmission system. A related proceeding concerning a similar change in policy for another segment of interconnection costs is still pending before the D.C. Circuit.

In July 2003, the FERC issued its final rule on the standardization of generation interconnection agreements and procedures (Order 2003). Among other things, Order 2003 incorporates pricing policies that require the transmission provider's other customers to bear the vast majority of costs required when a new generator interconnects to its transmission system or requests transmission upgrades necessary for the generator to be considered a network resource for load serving entities within the transmission provider's control area. Order 2003 also requires that generators that fund upgrades receive their money back, with interest, in no more than five years. Order 2003, which the FERC has indicated is to be applied only to prospective interconnection agreements, became effective on January 20, 2004. Consistent with their past practices, the generators that had previously executed interconnection agreements with Entergy and that have transmission credits outstanding have filed complaints at the FERC seeking to avail themselves of the more beneficial crediting aspects of the FERC's final rule. Entergy has opposed such relief and the proceedings are pending. On March 5, 2004, the FERC voted out an order on rehearing responding to certain issues raised with respect to Order 2003. While management is still analyzing the order on rehearing, it appears that the FERC has modified Order 2003 to, among other things, eliminate the requirement that the generators receive their money back in no more than five years and include a requirement that the generators receive credits only when transmission service is taken from the specific generating facility served by the interconnection or upgrade. Because the order on rehearing was just issued, however, management's analysis of the effects of the order is ongoing.

FERC Notice of Proposed Rulemaking - Standard Market Design

In July 2002, FERC issued a notice of proposed rulemaking to establish a standardized transmission service and wholesale electric market design (SMD NOPR). The proposed rule would have required, among other things, that all transmission owners turn control of their facilities over to an independent transmission provider. Comments on the proposed rule were filed in 2002 and 2003. Several technical conferences on the issues contained in the SMD NOPR were also held during November and December 2002. Certain retail regulators within Entergy's service territory expressed opposition to the proposed rulemaking. In a letter sent to the Chairman of the FERC, retail regulators from Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina South Carolina, Tennessee, and Virginia expressed their belief that an "incremental and voluntary approach" to RTO formation and wholesale market development is necessary and appropriate for the Southeast. In the letter, the retail regulators identified certain threshold issues that FERC must commit to (including, among other things, that the FERC would not assert jurisdiction over the transmission component of bundled retail service, that native load customers would retain the same or equivalent rights to use the transmission system as they have today, the immediate implementation of participant funding, and that RTO formation should be supported by evidence that the costs of RTO formation are outweighed by the benefits) prior to further detailed discussions between the FERC and retail regulators concerning the development of RTOs and SMD. A similar letter was submitted separately by retail regulators from Mississippi. In response to the comments received by all market participants, in April 2003 the FERC issued a white paper on the SMD issues. While the white paper responded to many of the concerns raised by members of the industry as well as the retail regulators, the white paper continued to require utilities to turn control of their transmission system over to an independent entity and did not eliminate the jurisdictional issues raised by such a transfer of control.

Additionally, in November 2003, the FERC issued an order making a preliminary finding that "the laws, rules, and regulations of Virginia and Kentucky are preventing AEP from fulfilling both its voluntary commitment in 1999, as part of merger proceedings, to join an RTO and its application to join an RTO pursuant to the Commission's Order No. 2000" and that, pursuant to Section 205(a) of the Public Utility Regulatory Policies Act (PURPA), the Commission "may exempt AEP from those provisions of Kentucky and Virginia law or rule or regulation." Based on these preliminary findings, the FERC then set the matter for hearing. A hearing was held in late January/early February 2004 and the Administrative Law Judge is scheduled to issue his initial decision during March 2004.

Separately, the conference report on the Fiscal Year 2003 Omnibus Appropriations bill signed into law contains language directing the Department of Energy to prepare an independent analysis of the effect of the proposed SMD rule on wholesale and retail electric prices, the safety and reliability of generation and transmission facilities, and state utility regulation.

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf 1 through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below). In December 1995, System Energy implemented a $65.5 million rate increase, subject to refund. In July 2001, the rate increase proceeding became final, with FERC approving a prospective 10.94% return on equity, which is less than System Energy sought. FERC's decision also affected other aspects of System Energy's charges to the domestic utility companies that it supplies with power. In 1998, FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations. Entergy Arkansas' and Entergy Mississippi's acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by FERC.

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

In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf 1. Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf 1-related costs and recovers the remaining 78% of its share in rates. In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas' cost from its retained share. Entergy Arkansas has life-of-resources purchased power agreements with Entergy Louisiana and Entergy New Orleans pending regulatory approvals that sell the output of Entergy Arkansas' retained share of Grand Gulf to those companies. In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf 1, subject to certain terms and conditions. Entergy Louisiana retains and does not recover from retail ratepayers, 18% of its 14% share of the costs of Grand Gulf 1 capacity and energy and recovers the remaining 82% of its share in rates. Entergy Louisiana is allowed to recover through the fuel adjustment clause 4.6 cents per kWh for the energy related to its retained portion of these costs. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered through Entergy Louisiana's base rates. Alternatively, Entergy Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

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

Service Companies

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

Earnings Ratios of Domestic Utility Companies and System Energy

The domestic utility companies' and System Energy's ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of SEC Regulation S-K are as follows:
	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2003	2002	2001	2000	1999

Entergy Arkansas	3.17	2.79	3.29	3.01	2.08
Entergy Gulf States	1.51	2.49	2.36	2.60	2.18
Entergy Louisiana	3.93	3.14	2.76	2.33	3.48
Entergy Mississippi	3.06	2.48	2.14	2.33	2.44
Entergy New Orleans	1.73	(b)	(c)	2.66	3.00
System Energy	3.66	3.25	2.12	2.41	1.90

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends Years Ended December 31,
	2003	2002	2001	2000	1999

Entergy Arkansas	2.79	2.53	2.99	2.70	1.80
Entergy Gulf States (a)	1.45	2.40	2.21	2.39	1.86
Entergy Louisiana	3.46	2.86	2.51	2.93	3.09
Entergy Mississippi	2.77	2.27	1.96	2.09	2.18
Entergy New Orleans	1.59	(b)	(c)	2.43	2.74

(a)	"Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock, which was redeemed in July 2000.
(b)

For Entergy New Orleans, earnings for the twelve months ended December 31, 2002 were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

(c)

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

Entergy's Non-Utility Nuclear business currently owns assets located in the northeastern portion of the United States as shown on the map below:

FitzPatrick - 825 MW
Acquired Nov. 2000
Vermont Yankee - 510 MW
Acquired July 2002
Pilgrim - 688 MW
Acquired July 1999
Indian Point 3 - 994 MW
Acquired Nov. 2000
Indian Point 2 - 984 MW
Acquired Sept. 2001

Property

Generating Stations

Entergy's Non-Utility Nuclear business owns the following nuclear power plants:

Power Plant	Acquired	Location	Maximum Capacity	Reactor Type	License Expiration Date

Pilgrim	July 1999	Plymouth, MA	688 MW	Boiling Water Reactor	2012
FitzPatrick	Nov. 2000	Oswego, NY	825 MW	Boiling Water Reactor	2014
Indian Point 3	Nov. 2000	Westchester County, NY	994 MW	Pressurized Water Reactor	2015
Indian Point 2	Sept. 2001	Westchester County, NY	984 MW	Pressurized Water Reactor	2013
Vermont Yankee	July 2002	Vernon, VT	510 MW	Boiling Water Reactor	2012

Non-Utility Nuclear added 46 MW of capacity in 2003 through uprates, and plans an additional 202 MW of uprates through 2005. Planned uprates totaling 95 MW for Vermont Yankee are currently pending approval by the NRC and the Public Service Board of Vermont.

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

Energy and Capacity Sales

Entergy's Non-Utility Nuclear business has entered into unit-contingent power purchase agreements (PPAs), with the exception noted below, with creditworthy counterparties to sell the energy produced by its power plants at prices established in the PPAs. Following is a summary of the amount of the Non-Utility Nuclear business' output that is currently sold forward under physical or financial contracts at fixed prices:

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
% of planned generation sold forward	100%	52%	32%	16%	4%
Planned generation (GWh)	32,787	34,164	34,853	34,517	34,513
Average price per MWh	$38	$37	$35	$34	$38

The Vermont Yankee acquisition included a 10-year PPA, which is through the expiration of the current operating license for the plant, under which the former owners will buy the power produced by the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward annually, beginning in November 2005, if power market prices drop below PPA prices. Accordingly, because the price is not fixed, the table above does not report power from that plant as sold forward after October 2005. Approximately 2% of Non-Utility Nuclear's planned generation in 2005, 13% in 2006, 12% in 2007, and 13% in 2008 is under contract from Vermont Yankee after October 2005.

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

Included in the planned generation sold forward percentages are contracts entered into in 2003 that are not unit contingent but are firm contracts containing liquidated damages provisions. These firm contracts are for 1% of Non-Utility Nuclear's planned generation in 2005, 4% in 2006, 2% in 2007, and 0% in 2008.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the Independent System Operators in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward:

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	55%	15%	12%	13%	13%
Capacity contracts	28%	15%	6%	3%	0%
Total	83%	30%	18%	16%	13%
Planned MW in operation	4,111	4,203	4,203	4,203	4,203
Average capacity contract price per kW per month	$2.4	$1.3	$0.6	$0.7	N/A
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	99%	49%	28%	13%	4%
Average contract revenue per MWh	$39	$37	$35	$34	$38

As of December 31, 2003, approximately 99% of Entergy's counterparties to Non-Utility Nuclear's energy and capacity contracts have investment grade credit ratings.

Power and capacity not sold forward under contracts with fixed prices are subject to price fluctuations in the market. Entergy may be required to provide credit support in the form of guarantees in order to secure PPAs.

Fuel Supply

Nuclear Fuel

The nuclear fuel requirements for Pilgrim, FitzPatrick, Indian Point 2, Indian Point 3, and Vermont Yankee are met pursuant to contracts made by Entergy's Non-Utility Nuclear business. Entergy Nuclear Fuels Company is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for these non-utility nuclear plants.

Other Business Activities

Entergy Nuclear, Inc. also pursues service agreements with other nuclear power plants owners who seek the advantages of Entergy's scale and expertise but do not necessarily want to sell their assets. Services provided by either Entergy Nuclear, Inc. or other Non-Utility Nuclear subsidiaries include engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities. Entergy Nuclear, Inc. currently provides decommissioning services for the Maine Yankee nuclear power plant and continues to pursue opportunities for Non-Utility Nuclear with other nuclear plant owners through operating agreements or innovative arrangements such as structured leases.

In September 2003, Entergy's Non-Utility Nuclear business agreed to provide administrative support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska. The contract is for 10 years, the remaining term of the plant's operating license. Entergy will receive $12 million in 2004, $13 million in 2005, and $14 million in 2006 and each of the remaining years of the contract. Entergy can also receive up to $6 million more per year beginning in 2007 if top decile in the industry safety and regulatory goals are met. In addition, Entergy will be reimbursed for all employee-related expenses.

Entergy Nuclear, Inc. also is a party to two business arrangements that assist Entergy Nuclear, Inc. in providing operation and management services. Entergy Nuclear, Inc., in partnership with Framatome ANP, offers operating license renewal and life extension services to nuclear power plants in the United States. Entergy Nuclear Inc., through its subsidiary, TLG Services, offers decommissioning, engineering, and related services to nuclear power plant owners.

Other Matters

Groups of concerned citizens and local public officials have raised concerns about safety issues associated with Entergy's Indian Point power plants located in New York. They argue that Indian Point's security measures and emergency plans do not provide reasonable assurance to protect the public health and safety. The NRC has legal jurisdiction over these matters. In a decision that became final on December 13, 2002, the NRC denied a petition filed by Riverkeeper, Inc. asking the NRC to order Entergy to suspend operations, revoke the operating license or adopt other measures resulting in a temporary shutdown of Indian Point 2 and Indian Point 3. The NRC found that after September 11, 2001, it ordered enhanced security measures at all nuclear facilities and found that as a result of the collective measures taken since September 11, 2001, the security at Indian Point provides adequate protection of public health and safety. The NRC further found that the existing emergency response plans are flexible enough to respond to a wide variety of adverse conditions, including a terrorist attack. The NRC further found that the current spent fuel storage system adequately protects the public health and safety. Riverkeeper has petitioned the United States Second Circuit Court of Appeals for a review of this final action of the NRC, and in February 2004 the Second Circuit affirmed the NRC and dismissed the petition for review.

In addition, certain concerns are being raised regarding the adequacy of the emergency evacuation plans for Indian Point. These matters initially must be reviewed by the Federal Emergency Management Agency (FEMA). Jurisdiction as to the overall adequacy of emergency planning and preparedness for Indian Point lies with the NRC. Entergy believes that the emergency evacuation plans for Indian Point are adequate to ensure the public health and safety in compliance with NRC requirements. Entergy is working with New York state and county officials, FEMA, the NRC, and other federal agencies to make additional improvements to the plans that may be warranted and to assure them as to the adequacy of the plans.

On July 25, 2003, FEMA issued its notice of certification of the Indian Point Emergency Plan. NRC followed soon thereafter with its endorsement. On August 22, 2003, Westchester County filed an administrative appeal of the FEMA ruling that the Emergency Plans are adequate to protect the public health and safety. FEMA regulations on emergency plans provide for appeals in only two situations: (1) FEMA's approval or disapproval of a radiological emergency response plan (RERP) for a nuclear power facility; and (2) FEMA's determination to withdraw approval for a state or local RERP. In both cases, the appeal process is the same.

Energy Commodity Services

The Energy Commodity Services segment includes the operations of Entergy-Koch (50% owned by Entergy) and Entergy's non-nuclear wholesale assets business. Entergy-Koch is engaged in two major businesses: energy commodity marketing and trading that includes physical and financial natural gas and power as well as other energy and weather-related contracts through Entergy-Koch Trading and gas transportation and storage through Gulf South Pipeline. Entergy's non-nuclear wholesale assets business owns power plants capable of generating about 1,800 MW of electricity for sale in the wholesale market. Previously, Entergy's Energy Commodity Services business also engaged in power development activities through Entergy Wholesale Operations, but these activities were discontinued in early 2002.

Entergy-Koch, LP

Entergy-Koch is a limited partnership owned 50% each by Entergy and Koch Industries, Inc, through subsidiaries. Entergy-Koch began operations on February 1, 2001. Entergy contributed most of the assets and trading contracts of its power marketing and trading business and $414 million cash to the venture and Koch contributed its approximately 8,000-mile Koch Gateway Pipeline (renamed Gulf South Pipeline), gas storage facilities, and Koch Energy Trading, which marketed and traded electricity, gas, weather derivatives, and other energy-related commodities and services. As specified in the partnership agreement, Entergy contributed an additional $72.7 million to the partnership in January 2004.

Entergy-Koch is engaged in two major businesses: Entergy-Koch Trading and Gulf South Pipeline. Each of these businesses targets contributions from 40-60% of Entergy-Koch's earnings. Entergy-Koch currently has over 700 employees and over $3.7 billion in assets.

Entergy-Koch Trading

Entergy-Koch Trading buys and sells physical and financial natural gas and power as well as other energy and weather-related contracts in the United States, the United Kingdom, Western Europe, and Canada. It provides energy management services using knowledge systems that promote fundamental and quantitative understanding of market risk. Entergy-Koch Trading uses advanced analytics and knowledge of the marketplace, natural gas pipelines, power transmission infrastructure, transportation management, gas storage, and weather.

Regulatory Investigations Relating to Trading Business

In April 2003, Entergy-Koch Trading received a subpoena from the Commodity Futures Trading Commission (CFTC) seeking information on gas and power trading activities of Entergy-Koch Trading and affiliated companies, which would include Entergy Power Marketing Corp. (in operation prior to the formation of Entergy-Koch on February 1, 2001), including information about trading activities relating to "wash trades" as well as information furnished to energy industry publications in 2001 and 2002.

In January 2004, the CFTC filed and approved an order settling the administrative action against Entergy-Koch Trading. Entergy-Koch Trading agreed to pay a civil penalty of $3 million without admitting or denying the CFTC's findings. The order cites Entergy-Koch Trading for reporting false price information. The CFTC has notified Entergy-Koch Trading and Entergy that this settlement concludes the issues that were the subject of their investigation.

Gulf South Pipeline

Gulf South Pipeline owns and operates an interstate natural gas pipeline system in the Gulf Coast region and provides critical links to many major markets nationwide. Gulf South Pipeline gathers natural gas from the Gulf South region and transports it to local distribution companies, industrial facilities, power generators, utility companies, other pipelines, and natural gas marketing companies. The Gulf South Pipeline's existing system comprises approximately 8,000 miles of pipeline, including both transmission and gathering systems, with connections to more than 100 pipelines including Texas Eastern, Transco and Florida Gas Transmission. The pipeline system covers parts of Texas, Louisiana, Mississippi, Alabama, and Florida and connects to the Henry Hub, located in Vermilion Parish, Louisiana.

Gulf South's operational flexibility is enhanced by its Bistineau and Jackson storage facilities with total working storage capacity of 68.5 Bcf. Additionally, Gulf South Pipeline is developing a natural gas salt dome storage facility - Magnolia Gas Storage located near Napoleonville, Louisiana. This new facility, which was expected to be in service by early 2004, complements the existing storage at Bistineau and Jackson, and offers multiple pipeline interconnects providing increased reliability for customers and opportunities for Gulf South to improve gas flows across its system. The facility is expected to have an initial working capacity of approximately 4.1 Bcf and be expanded to 6.5 Bcf in 2007. In December 2003, natural gas bubbling occurred at the site. Gulf South has been involved in mitigating the effects of the incident, and is still evaluating how the incident will affect its plans to provide storage services at Magnolia, but the facility will not be in service early in 2004 as originally planned.

Entergy-Koch, LP Agreement Details

Although the ownership interests of Entergy and Koch Industries are equal, the capital accounts are different. As described above, each contributed different assets to the partnership with those contributed by Koch valued at more than those contributed by Entergy. Through the end of 2003, substantially all of the partnership profits were allocated to Entergy to allow the capital accounts to equalize. In all years, losses and distributions from operations are allocated equally to the capital accounts based on ownership interest. Distributions in the event of liquidation are shared based on capital accounts, as revalued at the time of the liquidation.

In January 2004, at the time Entergy made its additional cash contribution to the partnership, Entergy-Koch's assets were revalued for capital account purposes. After this revaluation the capital accounts of Entergy and Koch Industries are approximately equal and future profit allocations other than for weather trading and international trading will be equal. The weather trading and international trading allocations are unequal only within a specified range, such that the overall earnings allocation should not materially differ from 50/50.

Beginning in 2004, a partner may transfer its interest to a third party, only if it has first offered to sell its interest to the other partner at the approximate sales price and the other partner has not accepted the offer. Certain buy/sell rights are triggered (a) at the option of the non-defaulting partner, upon a change of control of, or material breach of the agreement by, either partner or (b) at the option of either partner. Under the buy/sell rights, the initiating partner may offer to sell all its partnership interest at a specified price and other terms or to buy all of the other partner's partnership interest at the same price and same other terms. The non-initiating partner then may elect either to sell its partnership interest to the other partner or to buy the partnership interest of the other partner on the offered terms.

Non-Nuclear Wholesale Assets Business

Property

Generating Stations

The capacity of the generating stations owned in Entergy's non-nuclear wholesale assets business as of December 31, 2003 is indicated below:

Plant	Location	Ownership	Net Owned Capacity(1)	Type

Ritchie Unit 2, 544 MW	Helena, AR	100%	544 MW	Gas/Oil
Independence Unit 2, 842 MW	Newark, AR	14%	121 MW(2)	Coal
Warren Power, 300 MW	Vicksburg, MS	100%	300 MW	Gas Turbine
Top of Iowa, 80 MW	Worth County, IA	99%	80 MW	Wind
Crete, 320 MW	Crete, IL	50%	160 MW	Gas Turbine
RS Cogen, 425 MW	Lake Charles, LA	50%	212 MW	Gas/Steam
Harrison County, 550 MW	Marshall, TX	70%	385 MW	Gas Turbine

(1)	"Net Owned Capacity" refers to the nameplate rating on the generating unit.
(2)

The owned MW capacity is the portion of the plant capacity owned by Entergy Power. For a complete listing of Entergy's joint-owned generating stations, refer to "Jointly-Owned Generating Stations" in Note 1 to the Entergy Corporation and Subsidiaries financial statements.

Entergy sold its interest in the Crete power plant in January 2004.

Energy and Capacity Sales

Following is a summary of the amount of Energy Commodity Services' output and installed capacity that is currently sold forward under physical or financial contracts at fixed prices:

	2003	2004	2005	2006	2007
Energy Commodity Services:
Capacity
Planned MW in operation	1,911	1,911	1,911	1,911	1,911
% of capacity sold forward	43%	43%	34%	31%	26%
Energy
Planned generation (GWh)	3,321	3,348	3,337	3,545	4,015
% of planned generation sold forward	64%	67%	52%	42%	39%
Blended Capacity and Energy (based on revenues)
% of planned energy and capacity sold forward	62%	66%	50%	41%	35%
Average contract revenue per MWh	$26	$25	$27	$31	$28

The increase in the planned generation sold forward percentages from the percentages reported in the 2002 Form 10-K is attributable to the Entergy Louisiana and Entergy New Orleans contracts involving RS Cogen and Independence 2 entered into in 2003 that are described more fully in Part I, Item 1, "Generation." These contracts are still subject to a FERC review proceeding scheduled for hearing later in 2004.

Regulation of Entergy's Business

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

Entergy Arkansas holds a FERC license that expires in 2053 for two hydroelectric projects totaling 70 MW of capacity.

State Regulation

Entergy Arkansas is subject to regulation by the APSC, which includes the authority to:

    oversee utility service;

    set retail rates;

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

    retail rates and charges;

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

    retail rates and charges;

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

Nuclear Waste Policy Act of 1982

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. Entergy's nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2003 of $154 million for the one-time fee. Entergy's Non-Utility Nuclear business has accepted assignment of the Pilgrim, FitzPatrick, Indian Point 3, Indian Point 2, and Vermont Yankee spent fuel disposal contracts with the DOE held by their previous owners. The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense. Provisions to recover such costs have been or will be made in applications to regulatory authorities.

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. DOE will now proceed with the licensing and, if the license is granted by the NRC, eventual construction of the repository will begin and receipt of spent fuel may begin as early as approximately 2010, according to the DOE. Considerable uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal, and could be several years after 2015. As a result, future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear plant sites.

As a result of DOE's failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy's nuclear owner/licensee subsidiaries have incurred and will continue to incur damages.  These subsidiaries in November 2003 began litigation to recover the damages caused by DOE's delay in performance.  Management cannot predict the timing or amount of any potential recovery.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are responsible for their own spent fuel storage. Current on-site spent fuel storage capacity at Grand Gulf 1 and River Bend is estimated to be sufficient until approximately 2007 and 2004, respectively, at which time dry cask storage facilities will be placed into service. The spent fuel pool at Waterford 3 was recently expanded through the replacement of the existing storage racks with higher density storage racks. This expansion should provide sufficient storage for Waterford 3 until after 2015. An ANO storage facility using dry casks began operation in 1996 and has been expanded since and will be further expanded as needed. The spent fuel storage facility at Pilgrim is licensed to provide enough storage capacity until approximately 2012. The first dry spent fuel storage casks were loaded at FitzPatrick in 2002, and further casks will be loaded there as needed. Indian Point and Vermont Yankee currently have sufficient spent fuel storage capacity until approximately 2006, at which time management expects planned additional dry cask storage capacity to begin operation.

Nuclear Plant Decommissioning

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy recover from customers through electric rates the estimated decommissioning costs for ANO, the portion of River Bend subject to retail rate regulation, Waterford 3, and Grand Gulf 1, respectively. These amounts are deposited in trust funds that can only be used for future decommissioning costs. Entergy periodically reviews and updates estimated decommissioning costs to reflect inflation and changes in regulatory requirements and technology, and then makes applications to the regulatory authorities to reflect, in rates, the changes in projected decommissioning costs.

In June 2001, Entergy Arkansas received notification from the NRC of approval for a renewed operating license authorizing operations at ANO 1 through May 2034. In October 2003, a request was filed with the NRC to extend the operating license of ANO 2 for an additional 20 years. The APSC ordered Entergy Arkansas to use a 20-year life extension assumption for ANO 1 and 2, which resulted in the cessation of the collection of funds to decommission ANO 1 and 2 beginning in 2001. Entergy Arkansas' projections show that with the assumption of 20 years of extended operational life for both units, the current fund balance with earnings over the extended life will be sufficient to decommission both units. Every five years, Entergy Arkansas is required by the APSC to update the estimated costs to decommission ANO. In March 2003, Entergy Arkansas filed with the APSC its third five-year estimate of ANO decommissioning costs. The updated estimate indicated the current cost to decommission the two ANO units would be $936 million compared to $813 million in the 1997 estimate. In September 2003, the APSC approved a stipulation between the APSC Staff and Entergy Arkansas resolving issues in the decommissioning cost estimate proceeding. Entergy Arkansas and the APSC Staff agreed to exclude, at this time, certain spent fuel management costs because of uncertainty associated with the responsibility of the DOE for all or a portion of those costs as a result of Entergy Arkansas' contract with the DOE to start taking spent fuel from ANO beginning in 1998. Entergy Arkansas reserves the right to seek a decision from the APSC on this issue prior to the next required decommissioning cost filing should significant changes in relevant facts and circumstances warrant.

In December 2002, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff. The settlement included, among other things, the approval to cease collection of funds to decommission River Bend based on an assumed license extension for River Bend.

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

Energy Policy Act of 1992

The Energy Policy Act of 1992 requires all electric utilities (including Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) that purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually over approximately 15 years (adjusted for inflation, up to a total of $2.25 billion) for decontamination and decommissioning of enrichment facilities. At December 31, 2003, three years of assessments remain. In accordance with the Energy Policy Act of 1992, contributions to decontamination and decommissioning funds are recovered through rates in the same manner as other fuel costs. The estimated annual contributions by Entergy for decontamination and decommissioning fees are discussed in Note 9 to the financial statements.

Price Anderson Act

The Price-Anderson Act limits public liability for a single nuclear incident to approximately $100.6 million per reactor (with currently 105 nuclear industry reactors participating). Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy, and Entergy's Non-Utility Nuclear business have protection with respect to this liability through a combination of private insurance and an industry assessment program, as well as insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. Insurance applicable to the nuclear programs of Entergy is discussed in Note 9 to the financial statements.

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

Clean Air Act and Subsequent Amendments

The Clean Air Act and its subsequent Amendments (the Clean Air Act) established several programs that currently or in the future may affect Entergy's fossil-fueled generation facilities:

    New source review and preconstruction permits for new sources of criteria air pollutants and significant modifications to existing facilities;

    Acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx);

    Ozone non-attainment area program for control of NOx and volatile organic compounds;

    Hazardous air pollutant emissions reduction program; and

    Operating permits program for administration and enforcement of these and other Clean Air Act programs.

New Source Review

Preconstruction permits are required for new facilities and for existing facilities that undergo a modification that is not classified as routine repair, maintenance, or replacement. Units that undergo a non-routine modification must obtain a permit modification and may be required to install additional air pollution control technologies. Entergy has an established process for identifying modifications requiring additional permitting approval and has followed the regulations and associated guidance provided by the states and the federal government with regard to the determination of routine repair, maintenance, and replacement. In recent years, however, EPA has begun an enforcement initiative, aimed primarily at coal plants, to identify modifications that it does not consider routine and that have failed to obtain a permit modification. Entergy to date has not been included in any of these enforcement actions. Nevertheless, various courts and EPA have been inconsistent in their judgments regarding what modifications are considered routine. EPA recently has promulgated a regulation to attempt to clarify this issue, but the regulation has been challenged, and its effectiveness has been stayed by the federal court hearing the case. Because of the conflicting and changing definitions from courts and the EPA, several industries, including the electric generation industry, have exposure in this area.

Acid Rain Program

The Act provides SO2 allowances to most of the affected Entergy generating units for emissions based upon past emission levels and operating characteristics. Each allowance is an entitlement to emit one ton of SO2 per year. Utilities are required to possess allowances for SO2 emissions from affected generating units. Virtually all Entergy fossil-fueled generating units are subject to SO2 allowance requirements. Entergy could be required to purchase additional allowances when it generates power using fuel oil. Fuel oil usage is determined by economic dispatch and influenced by the price of natural gas and on the availability and cost of purchased power.

Ozone Non-attainment

Entergy Gulf States and Entergy Louisiana each operate fossil-fueled generating units in geographic areas that are not in attainment of the currently-enforced national ambient air quality standards. For Entergy Gulf States the areas are the Houston-Galveston, Texas area and the Beaumont-Port Arthur, Texas area. For Entergy Louisiana the area is the Baton Rouge, Louisiana area. Areas in non-attainment are classified as "moderate," "serious," or "severe." When an area is in noncompliance, EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards. Texas and Louisiana submitted plans for the Beaumont-Port Arthur and Baton Rouge areas that included an extension of the regulatory deadline to gain attainment. EPA initially approved these plans and the deadline extensions, but through litigation and a decision of the United States Court of Appeals for the Fifth Circuit in December 2002, the approval of the state plans has been withdrawn as violating provisions and deadlines required by the Clean Air Act.

EPA now is proposing that the Beaumont-Port Arthur area should be reclassified from "moderate" to "serious" or "severe" and has reclassified the Baton Rouge area from "serious" to "severe" effective June 2003. These actions will require that Texas and Louisiana adopt plans to restrict the emission of certain air pollutants and to make progress toward eventual attainment of national standards (the Louisiana plan must be submitted to EPA by June 2004). The content and impact on Entergy companies of these developing state plans is unknown, but Entergy Gulf States and Entergy Louisiana continue to monitor events in their respective areas. If new NOx control equipment is required to be installed, the cost could be as much as $5 million for the facilities in Louisiana in 2004 and early 2005. Entergy Gulf States continues to assess possible costs for the Texas facilities.

In April and December 2004, EPA is expected to begin designating new non-attainment areas that correspond to more stringent standards for ozone and particulate matter first adopted by EPA in 1997. Areas in which Entergy operates that have never been designated as "non-attainment" may be so designated under these new standards. The states involved will then be required to develop implementation plans to return the areas to attainment, choosing between regulatory options that can vary greatly from region to region. These plans could require operational or equipment changes at Entergy company facilities. Entergy continues to monitor these regulatory activities and to plan for necessary future action at its facilities.

Hazardous Air Pollutants

In December 2000, the EPA made a determination that coal and oil-fired steam electric generating units should be regulated under the section of the Clean Air Act relating to emissions of hazardous air pollutants (HAPs). The principal HAPs of concern are mercury from coal and nickel from oil. EPA has proposed regulations for these sources and has set a deadline of December 2004 for finalizing the rules. Entergy owns units that would be subject to these regulations. The regulations may require coal and oil-fired units to reduce mercury and nickel emissions through various methods, including installation of controls, switching fuels or fuel suppliers, reducing utilization of units, or some combination of these methods. The earliest expected compliance date for this rule would be 2007, and Entergy could begin to incur costs of compliance as early as 2006 and the work could take up to three years. Entergy currently estimates that pollution control capital projects at its five coal units to comply with the rules could be as much as $130 million. These costs should be offset by advances in control technology or in proposed cap and trade provisions which are not final at this time.

Future Legislative and Regulatory Developments

In addition to the specific instances described above, there are a number of legislative and regulatory initiatives relating to the reduction of emissions that are under consideration at the federal, state, and international level. Because of the nature of Entergy's business, the adoption of each of these could affect its operations. These initiatives include:

    designation by the EPA and state environmental agencies of areas that are not in attainment with national ambient air quality standards;

    EPA initiatives related to interstate transport of pollutants and their impacts on fine particulates and regional haze;

    introduction of several bills in Congress proposing further limits on NOx, SO2, mercury, or limits on carbon dioxide (CO2) emissions; and

    pursuit by the Bush administration of a voluntary program intended to reduce CO2 emissions.

Entergy continues to monitor these actions in order to analyze their potential operational and cost implications. In anticipation of the potential imposition of CO2 emission limits on the electric industry in the future, Entergy has initiated actions designed to reduce its exposure to potential new governmental requirements related to CO2 emissions. These actions include establishment of a formal program to stabilize power plant CO2 emissions at year 2000 levels through 2005 and support for national legislation that would increase planning certainty for electric utilities while addressing emissions in a responsible and flexible manner. By virtue of its proportionally large investment in low or non-emitting gas-fired and nuclear generation technologies, Entergy's overall CO2 emission "intensity," or rate of CO2 emitted per kilowatt-hour of electricity generated, is already among the lowest in the industry. Total CO2 emissions representing the company's ownership share of power plants in the United States were approximately 53.24 million tons in 2000, 49.58 million tons in 2001, 44.20 million tons in 2002, and 36.78 million tons in 2003.

In January 2004, the EPA proposed the Interstate Air Quality Rule which intends to reduce SO2 and NOx emissions from plants in order to improve air quality in the northeastern United States. The impact of this proposed rule is unclear at this time, but the rule has the potential to require significant pollution control capital costs. The financial impact could be offset by proposed emission markets; however, the allocation of the emission allowances and the set up of the market will determine the ultimate cost to Entergy. Entergy is concerned that the allocation may be unfairly skewed towards states with relatively higher emissions. Entergy will continue to study the proposed rule's impact to its generation fleet and will work to ensure that all states are treated fairly in the allocation of emission credits.

Clean Water Act

The 1972 amendments to the Federal Water Pollution Control Act (known as the Clean Water Act or CWA) provide the statutory basis for the National Pollutant Discharge Elimination System (NPDES) permit program and the basic structure for regulating the discharge of pollutants from point sources to waters of the United States. The CWA requires all discharges of pollutants to waters of the United States to be permitted.

316(b) Cooling Water Intake Structures

The EPA issued new regulations in February 2004 governing the intake of water at large existing power plants that employ cooling water intake structures. The rule seeks to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. The rule was the subject of extensive comment during promulgation and is likely to be challenged in court. Entergy will continue to evaluate the rule, including consideration of options for complying with the rule if it remains substantially in its current form. Those options considered may include operational controls, the installation of equipment to address perceived aquatic impacts, other mitigation measures, or combinations of these alternatives.

Entergy's Non-Utility Nuclear business is currently in negotiations with EPA for renewal of the Pilgrim NPDES permit and is involved in an administrative permitting process with the New York environmental authority for renewal of the Indian Point 2 and 3 discharge permit. In November 2003, the New York State Department of Environmental Conservation (NYDEC) issued a draft permit indicating that closed cycle cooling would be considered the "best technology available" for minimizing perceived adverse environmental impacts attributable to the intake and discharge of cooling water at Indian Point 2 and 3, if Entergy moves forward to obtain license extensions for these facilities. The draft permit would require Entergy to take certain steps to assess the feasibility of retrofitting the site to install cooling towers before re-licensing Indian Point 2 and 3, whose current licenses with the NRC expire in 2013 and 2015. The draft permit could also require, upon its becoming effective, the facilities to take an annual 42 unit-day outage and provide a payment into a NYDEC account until the start of cooling tower construction. Entergy is participating in the administrative process in order to have the draft permit modified prior to final issuance, and opposes any requirement to install cooling towers or begin annual forced outages at Indian Point 2 and 3.

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

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA and, indirectly, the states, to mandate clean-up, or reimbursement of clean-up costs, by owners or operators of sites from which hazardous substances may be or have been released. Parties that transported hazardous substances to these sites or arranged for the disposal of the substances are also deemed liable by CERCLA. CERCLA has been interpreted to impose strict, joint, and several liability on responsible parties. The domestic utility companies have sent waste materials to various disposal sites over the years. In addition, environmental laws now regulate certain of the companies' operating procedures and maintenance practices which historically were not subject to regulation. Some of Entergy's disposal sites have been the subject of governmental action under CERCLA, resulting in site clean-up activities. The domestic utility companies have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs. The affected companies have established reserves for such environmental clean-up and restoration activities.

Other Environmental Matters

Entergy Gulf States

Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States' premises (see "Litigation" below).

Entergy Gulf States is currently involved in a remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana. A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. In 1999, Entergy Gulf States signed a second Administrative Consent Order (AOC) with the EPA to perform removal action at the site. In 2002, approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center. In 2003, a cap was constructed over the remedial area to prevent the migration of contamination to the surface. Entergy Gulf States anticipates commencement of a ten-year groundwater monitoring study upon issuance of a negotiated order by EPA. EPA is expected to issue the order in early 2004. Entergy Gulf States believes that its ultimate responsibility for this site will not materially exceed its existing clean-up provision of $11.6 million.

In 1994, Entergy Gulf States performed a site assessment in conjunction with a construction project at the Louisiana Station Generating Plant (Louisiana Station). In 1995, a further assessment confirmed subsurface soil and groundwater impact to three areas on the plant site. After validation, a notification was made to the LDEQ and a phased process was executed to remediate each area of concern. The final phase of groundwater clean up and monitoring at Louisiana Station is expected to continue through 2005. The remediation cost incurred through December 31, 2003 for this site was $6.5 million. Future costs are not expected to exceed the existing provision of $1 million.

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

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and chose to remediate and repair or close them. Completion of this work is pending LDEQ approval. LDEQ has issued notices of deficiencies for certain of these sites. As a result, recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at December 31, 2003 for wastewater remediation and repairs and closures. Management of Entergy Louisiana and Entergy New Orleans believes these reserves are adequate based on current estimates.

Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana

The Texas Commission on Environmental Quality (Commission) notified Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana in September through November 2003 that the Commission believes those entities are potentially responsible parties (PRPs) concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas. The facility operated as a transformer repair and scrapping facility from the 1930s until 2003. Both soil and groundwater contamination exists at the site. Entergy Gulf States and Entergy Louisiana sent transformers to this facility during the 1980s. There has been no indication that Entergy Arkansas ever used this facility. Entergy Gulf States, Entergy Louisiana, and Entergy Arkansas have responded to an information request from the Commission and will continue to cooperate in this investigation. It is likely that Entergy Gulf States and Entergy Louisiana will be required to contribute to the remediation of contaminated groundwater at the site, but the contributions likely will be less than those of other SESCO customers that continued to use the site long after 1990, and the list of PRPs who likely will share in the cost is long. An estimate of liability cannot be provided at this time.

Litigation

Certain states in which Entergy operates have proven to be unusually litigious environments. Judges and juries in Louisiana, Mississippi, and Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy uses legal and appropriate means to contest litigation threatened or filed against it, but the litigation environment in these states poses a significant business risk.

Ratepayer Lawsuits (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

Entergy New Orleans Fuel Clause Lawsuit

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court has been stayed by stipulation of the parties pending a decision by the City Council in the proceeding discussed in the next paragraph.

Plaintiffs also filed this complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that results in a refund to customers of $11.3 million, including interest during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers.  The plaintiffs have appealed the City Council resolution to the state court in Orleans Parish.

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

In October 2002, plaintiffs moved to stay the entire regulatory proceeding pending resolution of their appeal in state court of the Council's denial of a motion in which they had sought to force the Council to recuse itself and to have the Council Advisors disqualified from representing the Council. In their motion to stay, plaintiffs also requested that the proceeding be stayed until the final resolution of a separate lawsuit filed by the Alliance for Affordable Energy against the Council seeking to force the Council to join the proceeding as a party-litigant. On January 24, 2003, a Louisiana State court judge dismissed both the plaintiffs' appeal and the Alliance's separate lawsuit on the ground that she did not have jurisdiction to adjudicate the claims. The plaintiffs appealed the ruling and in October 2003, the court of appeal affirmed the decision of the trial court. In November 2003, the plaintiffs filed a writ application seeking relief at the Louisiana Supreme Court, which was denied in February 2004. In December 2003, the Council Advisors filed a motion in the Council proceedings to bifurcate the hearing in this matter, such that the effect of the provision of the 1922 Ordinance in setting lawful rates would be considered first. Only if it is determined that this provision establishes a limitation, would the remaining issues be reached. No ruling has yet been made with respect to the motion to bifurcate.

Texas Power Price Lawsuit

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

Plaintiffs estimate that customers in Texas were charged at least $57 million above prevailing market prices for power. Plaintiffs seek actual, consequential and exemplary damages, costs and attorneys' fees, and disgorgement of profits. In September 2003, the Entergy defendants removed the lawsuit to the federal court in Galveston, and in October 2003, filed a pleading seeking dismissal of the plaintiffs' claims. In October 2003, the plaintiffs filed a motion to remand the case to state court. In January 2004, the federal court determined that it did not have jurisdiction over the subject matter of the lawsuit, and remanded the case to the state district court in Chambers County. Management cannot predict the outcome of this litigation at this time.

Entergy Gulf States Merger Savings Lawsuit

In February 2002, various plaintiffs, who claim to be customers of Entergy Gulf States in Texas and further claim to be class representatives for all other similarly situated customers, filed a lawsuit against Entergy Gulf States and Entergy Corporation in the district court of Jefferson County, Texas. The petition alleges that Entergy Corporation and Entergy Gulf States violated the 1993 agreement entered by parties to the Entergy-Gulf States Utilities merger docket in Texas by failing to pass 100% of Texas retail non-fuel merger-related savings to Entergy Gulf States' ratepayers in Texas beginning on January 1, 2002. The petition alleges that the non-fuel merger-related savings accrue at a rate of about $2 million per month. The petition seeks damages, exemplary damages, and attorney's fees and costs, in addition to certification of the case as a class action. The district court has denied Entergy Gulf States' and Entergy Corporation's motions to transfer venue and to dismiss or abate on the basis of the PUCT's jurisdiction over this matter. In September 2002, Entergy Gulf States and Entergy Corporation sought mandamus relief at the Ninth District Court of Appeals which was denied. After the Court of Appeals denied rehearing, in January 2003, Entergy Corporation and Entergy Gulf States filed a petition for mandamus relief at the Texas Supreme Court. The PUCT has filed an amicus brief concurring in Entergy Gulf States' position that the matters at issue in the lawsuit fall within the PUCT's exclusive jurisdiction. The Texas Supreme Court heard oral argument in November 2003. Management cannot predict the outcome of this litigation at this time.

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

Street Lighting Lawsuit (Entergy New Orleans)

In February 2002, the City of New Orleans (City) filed a petition against Entergy New Orleans in state court in Orleans Parish, seeking declaratory relief, injunctive relief, an unspecified amount of monetary damages, and attorney and consulting fees and costs. The City's petition alleged that Entergy New Orleans had breached its obligations to the City related to the provision of street lighting maintenance services. After mediation, the City dismissed its lawsuit with prejudice in October 2002 and the parties agreed that any amounts that may be owed by Entergy New Orleans will be determined by an independent third party audit. In December 2003 the audit concluded, and Entergy New Orleans paid the City $6.7 million to resolve the proceeding and terminate the contract with the City to provide street lighting services.

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

Murphy Oil and other defendants settled with the plaintiffs for $8.8 million, but Entergy Louisiana did not participate in the settlement. Entergy Louisiana continues to defend itself in the proceeding. Entergy Louisiana also has insurance in place for claims of this type. A trial for the remaining parties in the proceeding was held in September 2003 and a decision is pending.

Fiber Optic Cable Litigation (Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

In 1998, a group of property owners filed a class action suit against Entergy Corporation, Entergy Gulf States, Entergy Services and ETHC in state court in Jefferson County, Texas purportedly on behalf of all property owners in each of the states throughout the Entergy service area who have conveyed easements to the defendants. The lawsuit alleged that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs sought actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. The state court petition was voluntarily dismissed, and the plaintiffs commenced a class action suit with the same claims in the United States District Court in Beaumont, Texas. Both sides have filed motions for summary judgment, which were heard by the court in late 2001. In 2003, the district judge ruled that as a matter of law, all of the Texas easements permit Entergy to utilize the fiber for their own communications. Further, the Court ruled that approximately two-thirds of the Texas easements allow Entergy to use the fiber for external or third party communications. Entergy believes that any damages suffered by the remaining one-third plaintiff landowners are negligible and that there is no basis for the claim seeking a share of profits. The Court has scheduled a class certification hearing for March 17, 2004. At this time, management cannot determine the specific amount of damages being sought.

Several property owners have filed a class action suit against Entergy Louisiana, Entergy Services, ETHC, and Entergy Technology Company in state court in St. James Parish, Louisiana purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants. The lawsuit alleges that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs seek actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. Entergy removed the case to federal court in New Orleans; however, the District Court remanded the case back to state court. Entergy is appealing this ruling. On December 23, 2003, the state court held a class certification hearing. In January 2004 the judge advised the parties that he would certify a class, but, to date, he has not entered his judgment. Once the judgment is entered, Entergy will appeal the decision. At this time, management cannot determine the specific amount of damages being sought.

Asbestos and Hazardous Waste Suits (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy New Orleans, and Entergy Mississippi as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Currently, there are approximately 419 lawsuits involving just over 7,000 claims. Reserves have been established that should be adequate to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the companies' financial position or results of operation.

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

Included in the employment litigation are two cases filed in state court in Claiborne County, Mississippi in December 2002. The two cases were filed by former employees of Entergy Operations who were based at Grand Gulf. Entergy Operations and Entergy employees are named as defendants. The cases make employment-related claims, and seek in total $53 million in alleged actual damages and $168 million in punitive damages. Entergy cannot predict the ultimate outcome of this proceeding.

Power Generation Mexico, Inc. Lawsuit

Power Generation Mexico, Inc. (PGI) filed suit against Entergy Power Development Corporation (EPDC), Entergy Power Netherlands Company, B.V., and Entergy Corporation in the San Francisco Superior Court in May 2001. PGI asserts that EPDC agreed to develop several power projects and to receive certain fees and equity interest for its efforts, and that EPDC failed to fulfill its obligations and deliberately frustrated development of the projects, allegedly to PGI's detriment. PGI seeks damages that in the discovery process it claims to be approximately $21 million. Entergy has filed a cross complaint alleging fraud and breach of the development agreement. Trial is set to commence in April 2004. Entergy cannot predict the ultimate outcome of this proceeding.

Futures and Options Trading Lawsuit

On August 18, 2003, Cornerstone Propane Partners, L.P. filed a lawsuit in the United States District Court for the Southern District of New York against 40 named defendants, including Entergy-Koch Trading and Entergy Corporation. The lawsuit was filed on behalf of a purported class of all persons who purchased and/or sold natural gas futures and options contracts traded on the New York Mercantile Exchange (NYMEX) between January 1, 2000 and December 31, 2002 and who suffered losses by reason of the defendants' alleged manipulation of the natural gas market. The plaintiffs amended their complaint in January 2004 and did not rename Entergy Corporation as a defendant. Entergy Corporation was dismissed as a defendant in the proceeding in February 2004. Entergy-Koch Trading remains a defendant in the proceeding.

Research Spending

Entergy is a member of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects based on Entergy's needs and available resources. The domestic utility companies contributed $1.5 million in 2003, $2.1 million in 2002, and $4 million in 2001 to EPRI. The Non-Utility Nuclear business contributed $3 million in 2003 and 2002 and $2 million in 2001 to EPRI.

Employees

Employees are an integral part of Entergy's commitment to serving its customers. As of December 31, 2003, Entergy employed 14,773 people.

Entergy Arkansas	1,516
Entergy Gulf States	1,676
Entergy Louisiana	918
Entergy Mississippi	810
Entergy New Orleans	375
System Energy	-
Entergy Operations	2,902
Entergy Services	2,755
Entergy Nuclear Operations	3,357
Other subsidiaries	255
Total Full-time	14,564
Part-time	209
Total Entergy	14,773

Approximately 4,900 employees are represented by the International Brotherhood of Electrical Workers Union, the Utility Workers Union of America, and the International Brotherhood of Teamsters Union.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2003 Compared to 2002

Net income decreased $9.6 million due to a decrease in net revenue, an increase in depreciation and amortization expenses, and an increase in the effective income tax rate for 2003 compared to 2002. The decrease was substantially offset by a decrease in other operation and maintenance expenses, an increase in other income, and decreased interest charges.

2002 Compared to 2001

Net income decreased $42.5 million due to increases in other operation and maintenance expenses and depreciation and amortization expenses and a decrease in other income. The decrease was partially offset by an increase in net revenue and decreased interest charges.

Net Revenue

2003 Compared to 2002

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing 2003 to 2002.

(In Millions)

2002 net revenue	$1,095.9
March 2002 settlement agreement	(154.0)
Volume/weather	(7.7)
Asset retirement obligation	30.1
Net wholesale revenue	16.6
Energy cost recovery true-up	10.2
Other	7.6
2003 net revenue	$998.7

The March 2002 settlement agreement resolved a request for recovery of ice storm costs incurred in December 2000 with an offset of those costs for funds contributed to pay for future stranded costs. A 1997 settlement provided for the collection of earnings in excess of an 11% return on equity in a transition cost account (TCA) to offset stranded costs if retail open access were implemented. In May 2002, Entergy Arkansas filed its 2001 earnings evaluation report with the APSC. In June 2002, the APSC approved a final contribution of $5.9 million to the TCA.

In mid- and late December 2000, two separate ice storms left 226,000 and 212,500 Entergy Arkansas customers, respectively, without electric power in its service area. Entergy Arkansas filed a proposal to recover costs plus carrying charges associated with power restoration caused by the ice storms. In an order issued in June 2001, the APSC decided not to give final approval to Entergy's proposed storm cost recovery at that time. The APSC action resulted in the deferral in 2001 of storm damage costs expensed in 2000 as reflected in Entergy Arkansas' financial statements. Entergy Arkansas then filed its final storm damage cost determination, which reflected costs of approximately $195 million. In May 2002, the APSC approved a settlement agreement submitted by Entergy Arkansas, the APSC staff, and the Arkansas Attorney General. In the March 2002 settlement, the parties agreed that $153 million of the ice storm costs would be classified as incremental ice storm expenses that can be offset against the TCA on a rate class basis, and any excess of ice storm costs over the amount available in the TCA would be deferred and amortized over 30 years, although such excess costs were not allowed to be included as a separate component of rate base. The allocated ice storm expenses exceeded the available TCA funds by $15.8 million which was recorded as a regulatory asset in June 2002. In accordance with the settlement agreement and following the APSC's approval of the 2001 earnings review, Entergy Arkansas filed to return $18.1 million of the TCA to certain large general service class customers that paid more into the TCA than their allocation of storm costs. The APSC approved the return of funds to the large general service customer class in the form of refund checks in August 2002. As part of the implementation of the March 2002 settlement agreement provisions, the TCA procedure ceased with the 2001 earnings evaluation.

Of the remaining ice storm costs, $32.2 million was addressed through established ratemaking procedures, including $22.2 million classified as capital additions, while $3.8 million of the ice storm costs was not recovered through rates.

The effect on net income of the March 2002 settlement agreement and 2001 earnings review is a $2.2 million increase in 2003, because of the offsetting decrease in operation and maintenance expenses discussed below.

The volume/weather variance is the result of less favorable sales volume primarily due to the effect of colder winter weather in December 2002.

The asset retirement obligation variance is due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations," adopted in January 2003. See "Critical Accounting Estimates" for more details on SFAS 143. The increase is offset by an increase in decommissioning expense and has no effect on net income.

The net wholesale revenue variance is primarily due to an increase in sales volume to Entergy New Orleans pursuant to a purchased power agreement and also due to higher wholesale prices and volume.

The energy cost recovery true-up refers to the difference between the estimated deferred fuel expense and the actual calculation of recoverable fuel expense, which occurs on an annual basis. In 2002, the deferred fuel expense estimate was larger than the actual recoverable fuel expense, which decreased net revenue. In 2003, the actual recoverable fuel expense was larger than the deferred fuel expense estimate, which increased net revenue.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $95.7 million in gross wholesale revenue due to the same factors that increased net wholesale revenue and also due to increased sales to affiliates in addition to the Entergy New Orleans sales mentioned above. The increase was partially offset by a decrease of $74.4 million in fuel cost recovery revenues due to a decrease in the annual recovery rider in October 2002 (fuel cost recovery revenues are discussed in Note 2 to the domestic utility companies and System Energy financial statements).

Fuel and purchased power expenses decreased primarily due to the displacement of higher-priced natural gas generation by lower-priced purchased power and coal generation.

Other regulatory credits decreased primarily due to the March 2002 settlement agreement and 2001 earnings review mentioned above, which increased other regulatory credits in 2002 to offset other operation and maintenance expenses of $159.9 million related to the December 2000 ice storms. The decrease was partially offset by the asset retirement obligation mentioned above, which increased regulatory credits in 2003 to offset the increase in decommissioning expense.

2002 Compared to 2001

Following is an analysis of the change in net revenue comparing 2002 to 2001.

(In Millions)

2001 net revenue	$982.5
March 2002 settlement agreement	180.7
Volume/weather	20.3
System Energy refund in 2001	(62.7)
Net wholesale revenue	(22.9)
Other	(2.0)
2002 net revenue	$1,095.9

The March 2002 settlement agreement is discussed above. The effect on net income in 2002 is a decrease of $2.2 million.

The volume/weather variance is due to an increase in electricity usage in the service territory. Billed usage increased a total of 191 GWh in the residential and commercial sectors.

The effect of the System Energy refund resulted from System Energy's application to FERC in May 1995 for a rate increase, which it implemented in December 1995, subject to refund. The request sought changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. In July 2000, FERC approved a lower rate of return than the rate sought by System Energy. Upon receipt of a final FERC order in July 2001, Entergy Arkansas recorded entries to spread the impacts of FERC's order to the various revenue, expense, asset, and liability accounts affected, as if the order had been in place since commencement of the case in 1995. The accounting entries necessary to record the effects of the order reduced Entergy Arkansas' purchased power expenses by $62.7 million in 2001, which resulted in a corresponding increase in net revenue in 2001.

The net wholesale revenue variance is primarily due to a decrease in volume and revenue related to sales to municipalities and co-operatives, partially due to the expiration of a municipal wholesale customer contract in June 2002.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues decreased primarily due to a decrease of $120.9 million in gross wholesale revenue due to the same factors that decreased net wholesale revenue, as well as a decrease in the average price of energy sold to affiliated wholesale customers. The decrease was also due to a decrease of $91.8 million in fuel cost recovery revenues due to decreases in the annual recovery rider in April 2002 and again in October 2002.

Fuel and purchased power expenses decreased primarily due to a decrease in the market prices of natural gas and purchased power.

Other regulatory credits increased primarily due to the March 2002 settlement agreement and 2001 earnings review discussed above.

Other Income Statement Variances

2003 Compared to 2002

Other operation and maintenance expenses decreased primarily due to expenses in 2002 of $159.9 million due to the March 2002 settlement agreement and 2001 earnings review which allowed Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected transition cost account amounts (which is offset by a corresponding decrease in other regulatory credits and has no effect on net income). Decreases of $18.7 million in administrative and general expenses and $4.7 million in contract labor costs also contributed to the decrease. The decrease was partially offset by the following:

    voluntary severance accruals of $31.8 million in 2003; and

    an increase of $10.4 million in benefits costs.

Decommissioning expense increased due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations." The increase in decommissioning expense is offset by increases in other regulatory credits and interest and dividend income and has no effect on net income.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income increased primarily due to:

    an increase of $7.3 million in interest and dividend income due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations." As mentioned above, the increase is offset in decommissioning expense and has no effect on net income; and

    an increase of $4.8 million in the allowance for equity funds used during construction due to an increase in construction work in progress.

Interest charges decreased primarily due to:

    an increase in interest expense in 2002 resulting from a true-up of the annual fuel recovery rider in March 2002 of $4.5 million;

    interest recorded in 2002 of $4.1 million (offset by a corresponding decrease in other regulatory credits and has no effect on net income) on the transition cost account obligation, which is now terminated as a result of the March 2002 settlement agreement; and

    an increase of $3.0 million in the allowance for borrowed funds used during construction due to an increase in construction work in progress.

2002 Compared to 2001

Other operation and maintenance expenses increased primarily due to:

    increased expenses of $159.9 million due to the March 2002 settlement agreement and 2001 earnings review which allowed Entergy Arkansas to recover a large majority of 2000 and 2001 ice storm repair expenses through the previously-collected transition cost account amounts (offset by an increase in other regulatory credits and has no effect on operating income);

    increased expenses of $24.5 million due to the reversal in 2001 of ice storm costs previously charged to expense in 2000;

    an increase of $10.3 million in benefit costs; and

    an increase in expense of $6.6 million to reflect the current estimate of the liability for the future disposal of low-level radioactive waste materials.

The increase in other operation and maintenance expenses was partially offset by a $16 million decrease due to turbine refurbishing costs expensed in 2001 at a plant after its lease expired.

Depreciation and amortization expenses increased due to an increase in plant in service combined with revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives, which lowered expense in 2001 in accordance with regulatory treatment.

Other income decreased primarily due to a decrease in interest income of $7.1 million recorded on the deferred fuel balance due to the balance shifting from an asset to a liability in 2002.

Interest charges decreased primarily due to:

    a decrease of $3.3 million due to a lower interest rate on spent nuclear fuel disposal costs;

    decreased interest of $2.8 million on intercompany money pool borrowings due to Entergy Arkansas being in a lending position in 2002; and

    interest expense of $2.7 million in 2001 on a $63 million credit facility that was outstanding in 2001 but not in 2002.

Income Taxes

The effective income tax rates for 2003, 2002, and 2001 were 45.5%, 34.5%, and 37.3%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	(In Thousands)

Cash and cash equivalents at beginning of period	$95,513	$103,466	$7,838

Cash flow provided by (used in):
Operating activities	437,520	357,421	413,178
Investing activities	(337,509)	(249,438)	(326,602)
Financing activities	(186,690)	(115,936)	9,052
Net increase (decrease) in cash and cash equivalents	(86,679)	(7,953)	95,628

Cash and cash equivalents at end of period	$8,834	$95,513	$103,466

Operating Activities

Cash flow from operations increased $80.1 million in 2003 compared to 2002 primarily due to income taxes paid of $2.2 million in 2003 versus income taxes paid of $83.9 million in 2002, and money pool activity. The increase in cash flow from operations was partially offset by an increase in deferred fuel costs in 2003 versus a decrease in 2002.

Entergy Arkansas' receivables from or (payables) to the money pool were as follows as of December 31 for each of the following years:

2003	2002	2001	2000
(In Thousands)

($69,153)	$4,279	$23,794	($30,719)

Money pool activity provided $73.4 million of Entergy Arkansas' operating cash flow in 2003, provided $19.5 million in 2002, and used $54.5 million in 2001. See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Cash flow from operations decreased $55.8 million in 2002 compared to 2001 primarily due to an increase in income taxes paid.

Investing Activities

The increase of $88.1 million in net cash used in investing activities in 2003 compared to 2002 was primarily due to an increase in construction expenditures of $57.4 million and the maturity of $38.4 million of other temporary investments in the first quarter of 2002. Construction expenditures increased primarily due to the following:

    a FERC ruling that shifted responsibility for transmission upgrade work performed for independent power producers to Entergy Arkansas; and

    ANO 1 steam generator, reactor vessel head and transformer replacement projects.

The decrease of $77.2 million in net cash used in investing activities in 2002 was primarily due to the aforementioned $38.4 million of other temporary investments made in 2001 that provided cash in 2002 upon maturity.

Financing Activities

The increase of $70.8 million in net cash used in financing activities in 2003 compared to 2002 was primarily due to the net redemption of $109.3 million of long-term debt in 2003 compared to the net issuance of $18.4 million in 2002, partially offset by the payment of $56.3 million less in common stock dividends during the same period.

Entergy Arkansas used $115.9 million of cash in financing activities in 2002 compared to providing $9.1 million of cash in 2001 primarily due to a net issuance of $18.4 million of long-term debt in 2002 compared to a net issuance of $97.4 million in 2001. An increase of $43.4 million in common stock dividends paid to Entergy Corporation also contributed to the decrease in net cash provided.

See Note 5 to the domestic utility companies and System Energy financial statements for details on long-term debt.

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

Following are the amounts of Entergy Arkansas' planned construction and other capital investments, existing debt and lease obligations, and other purchase obligations:
	2004	2005-2006	2007-2008	after 2008	Total
	(In Millions)
Planned construction and
capital investment (1)	$285	$614	N/A	N/A	$899
Long-term debt	$-	$147	$-	$1,191	$1,338
Capital lease obligations	$10	$15	$5	$3	$33
Operating leases	$21	$34	$23	$62	$140
Purchase obligations (2)	$504	$837	$836	$3,352	$5,529
Nuclear fuel lease obligations (3)	$52	$51	N/A	N/A	$103

(1)

Includes $190 million each year for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

As defined by SEC rule. For Entergy Arkansas almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 9 to the domestic utility companies and System Energy financial statements.

(3)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

On July 25, 2002, the Board authorized Entergy Arkansas and Entergy Operations to replace the ANO 1 steam generators and reactor vessel closure head. Entergy management estimates the cost of the fabrication and replacement to be approximately $235 million, of which approximately $135 million will be incurred through 2004. Management expects that the replacement will occur during a planned refueling outage in 2005. Entergy Arkansas filed in January 2003 a request for a declaratory order by the APSC that the investment in the replacement is in the public interest analogous to the order received in 1998 prior to the replacement of the steam generators for ANO 2. The APSC found that the replacement is in the public interest in a declaratory order issued in May 2003. See ''Nuclear Matters'' below for further discussion of the ANO 1 steam generators and reactor vessel closure head.

In addition to the steam generators and reactor vessel closure head replacement, the planned capital investment estimate for Entergy Arkansas also reflects capital required to support existing business and customer growth. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, market volatility, economic trends, environmental compliance, and the ability to access capital. Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Notes 5, 7, and 9 to the domestic utility companies and System Energy financial statements.

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly. Entergy Arkansas is restricted by long-term debt indentures in the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2003, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $309.4 million.

Sources of Capital

Entergy Arkansas' sources to meet its capital requirements include:

    internally generated funds;

    cash on hand;

    debt issuances; and

    bank financing under new or existing facilities.

In 2003, Entergy Arkansas issued $365 million of long-term debt and used the net proceeds, combined with the proceeds from a $100 million November 2002 issuance, to redeem outstanding debt of $470 million. Entergy Arkansas is expected to continue refinancing or redeeming higher-cost debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Arkansas require prior regulatory approval. Preferred stock and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy Arkansas has sufficient capacity under these tests to meet its foreseeable capital needs.

Short-term borrowings by Entergy Arkansas, including borrowings under the money pool, are limited to an amount authorized by the SEC, which is $235 million. Under the SEC order authorizing the short-term borrowing limits, Entergy Arkansas cannot incur new short-term indebtedness if its common equity would comprise less than 30% of its capital. Entergy Arkansas has a 364-day credit facility available with an expiration date of April 2004 in the amount of $63 million, of which none was drawn at December 31, 2003. See Note 4 to the domestic utility companies and System Energy financial statements for further discussion of Entergy Arkansas' short-term borrowing limits.

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

At FERC, restructuring at the wholesale level has begun but has been delayed. It is too early to predict the ultimate effects of changes in U.S. energy markets. Restructuring issues are complex and are continually affected by events at the national, regional, state, and local levels. However, these changes may result, in the long term, in fundamental changes in the way traditional integrated utilities and holding company systems, like the Entergy system, conduct their business. Some of these changes may be positive for Entergy, while others may not be.

System Agreement Proceedings

The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement. Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

The LPSC and the Council commenced a proceeding at FERC in June 2001. Pursuant to a settlement agreement approved by the City Council in May 2003, the City Council withdrew as a complainant from the proceeding, but continues to participate as an intervenor. In this proceeding, the LPSC alleges that the rough production cost equalization required by FERC under the System Agreement and the Unit Power Sales Agreement has been disrupted by changed circumstances. The LPSC requests that FERC amend the System Agreement or the Unit Power Sales Agreement or both to achieve full production cost equalization or to restore rough production cost equalization. The complaint does not seek a change in the total amount of the costs allocated by either the System Agreement or the Unit Power Sales Agreement. In addition the LPSC alleges that provisions of the System Agreement relating to minimum-run and must-run units, the methodology of billing versus dispatch, and the use of a rolling twelve-month average of system peaks, increase costs paid by ratepayers in the LPSC's jurisdiction. Several parties intervened in the proceeding, including the APSC and the MPSC. The APSC and the MPSC responses opposed the relief sought by the LPSC.

In its complaint, the LPSC alleges that Entergy Arkansas' annual production costs over the period 2002 to 2007 will be $130 million to $278 million under the average for the domestic utility companies. This range of results is a function of assumptions regarding such things as future natural gas prices, the future market price of electricity, and other factors. If FERC grants the relief requested by the LPSC, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the average and a material decrease in production costs allocated to companies whose costs currently are projected to exceed the average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy Arkansas, although neither the timing nor the outcome of the proceedings at FERC can be predicted at this time. In February 2002, the FERC set the matter for hearing and established a refund effective period consisting of the 15 months following September 13, 2001. A subsequent extension of the procedural schedule extended the refund effective period by 120 days.

In January 2003 the domestic utility companies filed testimony in the case, showing that over the life of the System Agreement the relative total production costs of the domestic utility companies are roughly equal, and suggesting that no changes to the System Agreement such as those sought by the LPSC are appropriate. In April 2003, witnesses on behalf of the FERC staff filed testimony in the proceeding suggesting that full production cost equalization should not be adopted by the FERC in this case, and that when measured over a suitably long period, the total production costs of the domestic utility companies were roughly equal and were likely to remain so, given the Entergy System's proposed resource plan. Hearings in the proceeding ended in late-August 2003. The Initial Decision of the FERC ALJ was released on February 6, 2004. The ALJ concludes that full production cost equalization should not be implemented; that the Entergy System currently is not in rough production cost equalization and is not likely to be in rough production cost equalization for the foreseeable future; and that the appropriate remedy to achieve rough equalization is to have the low cost companies compensate the high cost companies whenever one or more companies' annual total production costs from 2003 forward differ by more than +/- 7.5% from the Entergy System average annual total production costs, or whenever the three year average of one or more companies' total production costs (commencing with the three years 2004 through 2006, and yearly thereafter) differ by more than +/- 5% from the Entergy System average total production costs during any three year cycle. In the calculation of what each company's total production costs are, the ALJ determined that the full cost of Vidalia project power purchases by Entergy Louisiana should be included, but the ALJ rejected other adjustments proposed by the LPSC. Also, the ALJ determined that the average of the four highest monthly demand peaks for the year (4 CP) should be used for calculating reserve sharing costs, rather than the current 12 CP method. Finally, the ALJ determined that there is no valid issue concerning "billing versus dispatch" in the rate schedule by which exchange energy is priced, MSS-3, that MSS-3 has not been misapplied or misinterpreted by Entergy, and that MSS-3 should not be changed.  The ALJ's Initial Decision did not specifically address refund exposure.

Entergy continues to assess the potential effects of the ALJ's Initial Decision, and how it will respond to the decision. It appears that the shift in total production costs under the terms of the ALJ's Initial Decision would not be as great as that sought in the LPSC's complaint, but would still be substantial. As an Initial Decision, it is not a FERC order, and Entergy and the other parties in the proceeding will have additional opportunities to explain their positions in the proceeding prior to the issuance of a FERC decision. FERC does not have a deadline by which it has to decide the proceeding and management does not expect a FERC decision before the fourth quarter 2004.

On February 10, 2004, the APSC issued an "Order of Investigation," in which it discusses the negative effect that implementation of the FERC ALJ's Initial Decision would have on Entergy Arkansas' customers. The APSC order includes a preliminary estimate that the FERC ALJ's Initial Decision would shift approximately $125 million of costs for the year 2003 to Entergy Arkansas' retail customers, and would shift an average of approximately $113 million per year for the years 2004-2011 to Entergy Arkansas' retail customers. The APSC order establishes an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interest of its customers, and whether there are steps that Entergy Arkansas or the APSC can take "to protect [Entergy Arkansas' customers] from future attempts by Louisiana, or any other Entergy retail regulator, to shift its high costs to Arkansas." Entergy Arkansas' initial testimony in the proceeding is due in April 2004.

In addition to the APSC's Order of Investigation, Entergy's retail regulators have and may continue to question the prudence and other aspects of Entergy System or domestic utility company contracts or assets that may not be subject to their respective jurisdictions. For instance, in its Order of Investigation, the APSC discusses aspects of Entergy Louisiana's power purchases from the Vidalia project, and the APSC has publicly announced its intention to initiate an inquiry into the Vidalia purchase power contract. Entergy believes that any such inquiry would have to occur at the FERC.

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

State and Local Rate Regulatory Risks

The rates that Entergy Arkansas charges for its services are an important item influencing Entergy Arkansas' financial position, results of operations, and liquidity. Entergy Arkansas is closely regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the APSC, is primarily responsible for approval of the rates charged to customers. Entergy Arkansas' fuel costs recovered from customers are also subject to regulatory scrutiny.

Nuclear Matters

Entergy Arkansas owns and operates, through an affiliate, ANO 1 and 2. Entergy Arkansas is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of either ANO 1 or 2, Entergy Arkansas may be required to file with the APSC a rate mechanism to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

In August 2001, the NRC issued a bulletin requesting all pressurized water reactor owners and operators to report on the structural integrity of their reactor vessel head penetration nozzles to justify continued operations past December 31, 2001. These types of reactors are susceptible to stress corrosion cracking of the reactor vessel head nozzles. ANO 1 and 2 are pressurized water reactors. In March 2001, an inspection of ANO 1 revealed one leaking control rod drive mechanism nozzle, which was subsequently repaired. During a planned refueling outage that began in October 2002, visual inspection of the reactor vessel head at ANO 1 revealed one nozzle leak. Further ultrasonic testing showed the presence of seven additional minor indications that could potentially develop into leaks. Entergy Arkansas made repairs during the outage. Entergy Arkansas has received favorable responses from the NRC for continued operations of ANO 1 and 2.

Inspections of the ANO 1 steam generators during planned outages also have revealed cracks in certain steam generator tubes, which have been repaired, plugged, or left in-service using a NRC approved alternate repair criteria. The current condition and number of cracks are within acceptable NRC criteria to allow the unit to remain in operation and ANO 1 output has not been affected to date. Using current projections of steam generator tube plugging, the current best estimate is that replacement of the ANO Unit 1 steam generators will be required by 2013, but management decided that replacement of the generators during a scheduled refueling outage in September 2005 was prudent. Entergy Operations currently does not expect ANO Unit 1 to have to conduct mid-cycle outages for steam generator inspection before 2005. ANO 2's steam generators were replaced during a refueling outage in the second half of 2000.

In December 2001, Entergy issued a request for proposal to provide replacement steam generators for ANO 1. Entergy subsequently entered a contract for delivery of the replacement generators in August 2005 in time for installation during the scheduled refueling outage. In January 2003, Entergy Arkansas filed a Petition for Declaratory Order to request a finding by the APSC that replacement of the steam generators and reactor vessel closure head at ANO 1 is in the public interest. The APSC found that the replacement is in the public interest in a declaratory order issued in May 2003.

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

Nuclear Decommissioning Costs

Regulations require that ANO 1 and ANO 2 be decommissioned after the facilities are taken out of service, and funds are collected and deposited in trust funds during the facilities' operating lives in order to provide for this obligation. Entergy Arkansas conducts periodic decommissioning cost studies (typically updated every five years) to estimate the costs that will be incurred to decommission the facilities. See Note 9 to the domestic utility companies and System Energy financial statements for details regarding Entergy Arkansas' obligation recorded for its estimated decommissioning liability. The following key assumptions have a significant effect on these estimates:

    Cost Escalation Factors - Entergy Arkansas' decommissioning studies include an assumption that decommissioning costs will escalate over present cost levels by an annual factor approximating CPI-U. A 50 basis point change in this assumption could change the ultimate cost of decommissioning a facility by as much as 11%.

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

    Spent Fuel Disposal - Federal regulations require the Department of Energy to provide a permanent repository for the storage of spent nuclear fuel, and legislation has been passed by Congress to develop this repository at Yucca Mountain, Nevada. However, until this site is available, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities. The costs of developing and maintaining these facilities can have a significant impact (as much as 16% of estimated decommissioning costs). These estimates could change in the future based on the timing of the opening of the Yucca Mountain facility, the schedule for shipments to that facility when it is opened, or other factors.

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

Through 2001, Entergy Arkansas collected the projected costs of decommissioning ANO 1 and ANO 2 through rates charged to customers. Now, based on assumptions approved by the APSC, including an assumed license extension for ANO 2 (ANO 1's license has actually been extended) and the sufficiency of previously collected funds, Entergy Arkansas is not collecting the cost to decommission ANO 1 and 2 in its current rates. The assumptions will be reviewed annually and reflected in Entergy Arkansas' filing of its annual determination of the nuclear decommissioning rate rider. The amounts that were collected through rates, which were based upon decommissioning cost studies, were deposited in decommissioning trust funds.

Prior to the implementation of SFAS 143, the obligations recorded by Entergy Arkansas for decommissioning were classified as a component of accumulated depreciation. The amounts recorded for these obligations were comprised of collections from customers and earnings on the trust funds.

SFAS 143

Entergy Arkansas implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Nuclear decommissioning costs comprise substantially all of Entergy Arkansas' asset retirement obligations, and the measurement and recording of Entergy Arkansas' decommissioning obligations outlined above changed significantly with the implementation of SFAS 143. The most significant differences in the measurement of these obligations are outlined below:

    Recording of full obligation - SFAS 143 requires that the fair value of an asset retirement obligation be recorded when it is incurred. This caused the recorded decommissioning obligation of Entergy Arkansas to increase significantly, as Entergy Arkansas had previously only recorded this obligation as the related costs were collected from customers, and as earnings were recorded on the related trust funds.

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

The net effect of implementing this standard for Entergy Arkansas was recorded as a regulatory asset, with no resulting impact on Entergy Arkansas' net income. Entergy Arkansas recorded this regulatory asset because its existing rate mechanism is based on the original or historical cost standard that allows Entergy Arkansas to recover all ultimate costs of decommissioning existing assets from current and future customers. Upon implementation, assets and liabilities increased by approximately $532 million in 2003 as a result of recording the asset retirement obligation at its fair value as determined under SFAS 143, increasing total utility plant by $106 million, reducing accumulated depreciation by $252 million, and recording the related regulatory asset of $174 million.

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

Entergy reviews these assumptions on an annual basis and adjusts them as necessary. The falling interest rate environment and poor performance of the financial equity markets over the past several years have impacted Entergy's funding and reported costs for these benefits. In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

In selecting an assumed discount rate, Entergy reviews market yields on high-quality corporate debt. Based on recent market trends, Entergy reduced its discount rate from 7.5% in 2001 and 6.75% in 2002 to 6.25% in 2003. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the 2003 accumulated postretirement benefit obligation. The assumed health care cost trend rate is a 10% increase in health care costs in 2004 gradually decreasing each successive year until it reaches a 4.5% annual increase in health care costs in 2010 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 66% equity securities, 30% fixed income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 45% equity securities and 55% fixed income securities. Based on recent market trends, Entergy decreased its expected long-term rate of return on plan assets from 9% in 2001 to 8.75% for 2002 and 2003. The trend of reduced inflation caused Entergy to reduce its assumed rate of increase in future compensation levels from 4.6% in 2001 to 3.25% in 2002 and 2003.

Cost Sensitivity

The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Pension Cost	Impact on Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$953	$18,603
Rate of return on plan assets	(0.25%)	$1,106	-
Rate of increase in compensation	0.25%	$654	$4,917

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$914	$4,696
Discount rate	(0.25%)	$511	$5,333

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

Costs and Funding

Total pension cost for Entergy Arkansas in 2003 was $18.3 million, including a $10.8 million charge related to the Voluntary Severance Program. Entergy Arkansas is projecting 2004 pension cost to be $14.6 million due to a decrease in the discount rate from 6.75% to 6.25% and the phased-in effect of poor asset performance. Entergy Arkansas was not required to make contributions to its pension plan in 2003, however it anticipates making $5.3 million in contributions in 2004.

Due to negative pension plan asset returns from 2000 to 2002, Entergy Arkansas' accumulated benefit obligation at December 31, 2003 and 2002 exceeded plan assets. As a result, Entergy Arkansas was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2003 Entergy Arkansas increased its additional minimum liability to $54.9 million from $29.6 million at December 31, 2002. Entergy Arkansas increased its intangible asset for the unrecognized prior service cost to $13.3 million at December 31, 2003 from $10.6 million at December 31, 2002. Entergy Arkansas also increased the regulatory asset to $41.6 million at December 31, 2003 from $19 million at December 31, 2002. Net income for 2003 and 2002 were not impacted.

Total postretirement health care and life insurance benefit costs for Entergy Arkansas in 2003 were $29.4 million, including a $10.1 million charge related to the Voluntary Severance Program. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending. Entergy Arkansas expects 2004 postretirement health care and life insurance benefit costs to approximate $18.2 million.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc.:

We have audited the accompanying balance sheets of Entergy Arkansas, Inc. as of December 31, 2003 and 2002, and the related statements of income, retained earnings, and cash flows (pages 163 through 168 and applicable items in pages 270 through 331) for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 9 to the notes to respective financial statements, Entergy Arkansas, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, in 2003.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2004

                          ENTERGY ARKANSAS, INC.
                            INCOME STATEMENTS

                                                              For the Years Ended December 31,
                                                              2003         2002          2001
                                                                      (In Thousands)

                OPERATING REVENUES
Domestic electric                                          $1,589,670   $1,561,110    $1,776,776
                                                           ----------   ----------    ----------
                OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 153,866      294,244       397,080
   Purchased power                                            476,447      355,211       397,885
   Nuclear refueling outage expenses                           23,638       24,387        28,695
   Other operation and maintenance                            402,108      543,677       364,409
Decommissioning                                                35,887            -            13
Taxes other than income taxes                                  37,385       38,127        35,186
Depreciation and amortization                                 202,497      187,525       174,539
Other regulatory credits - net                                (39,347)    (184,270)         (721)
                                                           ----------   ----------    ----------
TOTAL                                                       1,292,481    1,258,901     1,397,086
                                                           ----------   ----------    ----------

OPERATING INCOME                                              297,189      302,209       379,690
                                                           ----------   ----------    ----------

                   OTHER INCOME
Allowance for equity funds used during construction            12,153        7,324         6,115
Interest and dividend income                                    9,790        2,467         8,983
Miscellaneous - net                                            (4,332)      (6,442)       (5,109)
                                                           ----------   ----------    ----------
TOTAL                                                          17,611        3,349         9,989
                                                           ----------   ----------    ----------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                                     87,666       89,923        95,360
Other interest - net                                            3,555       13,287        14,163
Allowance for borrowed funds used during construction          (7,726)      (4,699)       (3,962)
                                                           ----------   ----------    ----------
TOTAL                                                          83,495       98,511       105,561
                                                           ----------   ----------    ----------

INCOME BEFORE INCOME TAXES                                    231,305      207,047       284,118

Income taxes                                                  105,296       71,404       105,933
                                                           ----------   ----------    ----------

NET INCOME                                                    126,009      135,643       178,185

Preferred dividend requirements and other                       7,776        7,776         7,744
                                                           ----------   ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $118,233     $127,867      $170,441
                                                           ==========   ==========    ==========
See Notes to Respective Financial Statements.

                          ENTERGY ARKANSAS, INC.
                         STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                                      2003       2002       2001
                                                                            (In Thousands)

                    OPERATING ACTIVITIES
Net income                                                          $126,009   $135,643   $178,185
Noncash items included in net income:
  Other regulatory credits - net                                     (39,347)  (184,270)      (721)
  Depreciation, amortization, and decommissioning                    238,384    187,525    174,552
  Deferred income taxes and investment tax credits                    48,357     54,955      6,389
  Allowance for equity funds used during construction                (12,153)    (7,324)    (6,115)
Changes in working capital:
  Receivables                                                        (29,616)    50,898    (16,073)
  Fuel inventory                                                       4,159     (6,509)     5,437
  Accounts payable                                                    40,615     39,077   (206,185)
  Taxes accrued                                                      (16,262)   (88,019)    64,018
  Interest accrued                                                    (6,348)    (2,772)     2,920
  Deferred fuel costs                                                (46,333)    59,849     89,184
  Other working capital accounts                                     (14,278)   (15,491)    23,283
Provision for estimated losses and reserves                            8,686     (9,952)      (978)
Changes in other regulatory assets                                   (54,745)   182,244    (39,924)
Other                                                                190,392    (38,433)   139,206
                                                                    --------   --------   --------
Net cash flow provided by operating activities                       437,520    357,421    413,178
                                                                    --------   --------   --------

                    INVESTING ACTIVITIES
Construction expenditures                                           (334,556)  (277,189)  (280,755)
Allowance for equity funds used during construction                   12,153      7,324      6,115
Nuclear fuel purchases                                               (60,685)   (68,127)   (19,103)
Proceeds from sale/leaseback of nuclear fuel                          60,685     68,127     19,103
Decommissioning trust contributions and realized
    change in trust assets                                            (8,279)   (17,970)   (10,105)
Changes in other temporary investments - net                               -     38,397    (38,397)
Other regulatory investments                                          (6,827)         -     (3,460)
                                                                    --------   --------   --------
Net cash flow used in investing activities                          (337,509)  (249,438)  (326,602)
                                                                    --------   --------   --------

                    FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                         361,726    188,407     97,384
Retirement of long-term debt                                        (471,040)  (170,000)         -
Changes in short-term borrowings                                           -       (667)         -
Dividends paid:
  Common stock                                                       (69,600)  (125,900)   (82,500)
  Preferred stock                                                     (7,776)    (7,776)    (5,832)
                                                                    --------   --------   --------
Net cash flow provided by (used in) financing activities            (186,690)  (115,936)     9,052
                                                                    --------   --------   --------

Net increase (decrease) in cash and cash equivalents                 (86,679)    (7,953)    95,628

Cash and cash equivalents at beginning of period                      95,513    103,466      7,838
                                                                    --------   --------   --------

Cash and cash equivalents at end of period                            $8,834    $95,513   $103,466
                                                                    ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                               $91,142   $100,965   $101,330
  Income taxes                                                        $2,177    $83,911    $31,939
 Noncash investing and financing activities:
  Proceeds from long-term debt issued for the purpose
   of refunding prior long-term debt                                       -          -    $47,000
  Long-term debt refunded with proceeds from
   long-term debt issued in prior period                                   -   ($47,000)         -

See Notes to Respective Financial Statements.

                         ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                                 ASSETS

                                                                       December 31,
                                                                    2003         2002
                                                                      (In Thousands)

                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                               $8,834      $28,174
  Temporary cash investments - at cost,
    which approximates market                                             -       67,339
                                                                 ----------   ----------
        Total cash and cash equivalents                               8,834       95,513
                                                                 ----------   ----------
Accounts receivable:
  Customer                                                           69,036       67,674
  Allowance for doubtful accounts                                    (9,020)      (8,031)
  Associated companies                                               50,390       32,352
  Other                                                              30,930       16,619
  Accrued unbilled revenues                                          64,732       67,838
                                                                 ----------   ----------
    Total accounts receivable                                       206,068      176,452
                                                                 ----------   ----------
Deferred fuel costs                                                  10,557            -
Accumulated deferred income taxes                                    18,362        5,061
Fuel inventory - at average cost                                      6,722       10,881
Materials and supplies - at average cost                             80,506       78,533
Deferred nuclear refueling outage costs                              19,793       25,858
Prepayments and other                                                23,938        8,335
                                                                 ----------   ----------
TOTAL                                                               374,780      400,633
                                                                 ----------   ----------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                 11,212       11,215
Decommissioning trust funds                                         360,485      334,631
Non-utility property - at cost (less accumulated depreciation)        1,456        1,460
Other                                                                 4,832        4,832
                                                                 ----------   ----------
TOTAL                                                               377,985      352,138
                                                                 ----------   ----------

                     UTILITY PLANT
Electric                                                          5,948,090    5,644,477
Property under capital lease                                         24,047       30,354
Construction work in progress                                       238,807      132,792
Nuclear fuel under capital lease                                    102,691       88,101
Nuclear fuel                                                          7,466       10,543
                                                                 ----------   ----------
TOTAL UTILITY PLANT                                               6,321,101    5,906,267
Less - accumulated depreciation and amortization                  2,627,441    2,446,881
                                                                 ----------   ----------
UTILITY PLANT - NET                                               3,693,660    3,459,386
                                                                 ----------   ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                   128,311      111,748
  Other regulatory assets                                           437,544      205,707
Other                                                                45,798       39,899
                                                                 ----------   ----------
TOTAL                                                               611,653      357,354
                                                                 ----------   ----------

TOTAL ASSETS                                                     $5,058,078   $4,569,511
                                                                 ==========   ==========
See Notes to Respective Financial Statements.

                          ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       December 31,
                                                                    2003         2002
                                                                      (In Thousands)

                  CURRENT LIABILITIES
Currently maturing long-term debt                                       $ -     $255,000
Accounts payable:
  Associated companies                                              106,958       37,833
  Other                                                              92,638      121,148
Customer deposits                                                    37,693       35,886
Taxes accrued                                                             -       16,262
Interest accrued                                                     21,424       27,772
Deferred fuel costs                                                       -       42,603
Obligations under capital leases                                     59,089       58,745
System Energy refund                                                  3,444        3,764
Other                                                                13,480       17,734
                                                                 ----------   ----------
TOTAL                                                               334,726      616,747
                                                                 ----------   ----------

                NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued                 996,455      821,829
Accumulated deferred investment tax credits                          73,280       78,231
Obligations under capital leases                                     67,648       59,711
Other regulatory liabilities                                         52,923            -
Decommissioning                                                     567,546      310,687
Accumulated provisions                                               40,149       31,463
Long-term debt                                                    1,338,378    1,186,856
Other                                                               192,200      117,847
                                                                 ----------   ----------
TOTAL                                                             3,328,579    2,606,624
                                                                 ----------   ----------

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                116,350      116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 2003
  and 2002                                                              470          470
Paid-in capital                                                     591,127      591,127
Retained earnings                                                   686,826      638,193
                                                                 ----------   ----------
TOTAL                                                             1,394,773    1,346,140
                                                                 ----------   ----------

Commitments and Contingencies

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $5,058,078   $4,569,511
                                                                 ==========   ==========
See Notes to Respective Financial Statements.

                         ENTERGY ARKANSAS, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                                For the Years Ended December 31,
                                                  2003       2002       2001
                                                         (In Thousands)

Retained Earnings, January 1                     $638,193   $636,226  $548,285

  Add:
    Net income                                    126,009    135,643   178,185

  Deduct:
    Dividends declared:
      Preferred stock                               7,776      7,776     7,744
      Common stock                                 69,600    125,900    82,500
                                                 --------   --------  --------
        Total                                      77,376    133,676    90,244
                                                 --------   --------  --------

Retained Earnings, December 31                   $686,826   $638,193  $636,226
                                                 ========   ========  ========

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.

SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON
	2003	2002	2001	2000	1999
	(In Thousands)

Operating revenues	$1,589,670	$1,561,110	$1,776,776	$1,762,635	$1,541,894
Net income	$126,009	$135,643	$178,185	$137,047	$69,313
Total assets	$5,058,078	$4,569,511	$4,451,580	$4,228,211	$3,917,111
Long-term obligations (1)	$1,406,026	$1,246,567	$1,417,262	$1,401,062	$1,265,846

(1)	Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2003 Compared to 2002

Entergy Gulf States experienced a significant decline in net income in 2003 compared to 2002 primarily due to the following:

    $107.7 million accrual for the loss that would be associated with a final, nonappealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs;

    $21.3 million net-of-tax cumulative effect of accounting change due to the implementation of SFAS 143. See "Critical Accounting Estimates" below for more information on the implementation of SFAS 143;

    a decrease in net revenue of $20.6 million; and

    an increase in operation and maintenance expenses of $19.2 million.

This was partially offset by a lower effective income tax rate.

2002 Compared to 2001

Net income decreased slightly in 2002 compared to 2001 primarily due to decreased net revenue, increased other operation and maintenance expenses, increased depreciation and amortization expenses, and decreased other income, partially offset by decreased interest charges and a lower effective income tax rate.

Net Revenue

2003 Compared to 2002

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing 2003 to 2002.

(In Millions)

2002 net revenue	$1,130.7
Volume/weather	17.8
Fuel write-offs in 2002	15.3
Net wholesale revenue	10.2
Base rate decreases	(23.3)
NISCO gain recognized in 2002	(15.2)
Rate refund provisions	(11.3)
Other	(14.1)
2003 net revenue	$1,110.1

The volume/weather variance is due to higher electric sales volume in the service territory. Billed usage increased a total of 517 GWh in the residential and commercial sectors. The increase was partially offset by a decrease in industrial usage of 470 GWh due to the loss of two large industrial customers to cogeneration. The customers accounted for approximately 1% of Entergy Gulf States' net revenue in 2002. Entergy Gulf States expects to lose one additional customer to cogeneration in 2005. Current sales to that customer account for approximately $11 million of Entergy Gulf States' net revenue annually. Entergy Gulf States does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Gulf States' marketing efforts in retaining industrial customers.

In 2002, deferred fuel costs of $8.9 million related to a Texas fuel reconciliation case were written off and $6.5 million in expense resulted from an adjustment in the deferred asset plan percentage as the result of uprates at River Bend.

The increase in net wholesale revenue is primarily due to an increase in sales volume to municipal and co-op customers and also to affiliated systems related to Entergy Louisiana and Entergy New Orleans generation resource planning coupled with an increase in the market price of natural gas.

The base rate decreases were effective June 2002 and January 2003, both in the Louisiana jurisdiction. The January 2003 base rate decrease of $22.1 million had a minimal impact on net income due to a corresponding reduction in nuclear depreciation and decommissioning expenses associated with the change in accounting to reflect an assumed extension of River Bend's useful life.

In 2002, a gain of $15.2 million was recognized for the Louisiana portion of the 1988 Nelson Units 1 and 2 sale. Entergy Gulf States received approval from the LPSC to discontinue applying amortization of the gain against recoverable fuel, resulting in the recognition of the deferred gain in income.

Rate refund provisions decreased net revenue due to additional provisions recorded in 2003 compared to 2002 for potential rate actions and refunds.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to increased fuel cost recovery revenues of $440.2 million as a result of higher fuel rates in both the Louisiana and Texas jurisdictions.

Fuel and purchased power expenses increased $471.1 million due to an increase in the market prices of natural gas and purchased power.

2002 Compared to 2001

Following is an analysis of the change in net revenue comparing 2002 to 2001.

(In Millions)

2001 net revenue	$1,147.1
Fuel Price	37.3
Volume/weather	36.5
Net wholesale revenue	(38.6)
Regulatory items - net	(21.2)
Fuel write-offs	(15.3)
Other	(15.1)
2002 net revenue	$1,130.7

The price variance is due to an increase in the fuel price applied to unbilled sales in the Louisiana jurisdiction.

The volume/weather variance is due to more favorable sales volume and weather. Billed usage increased a total of 669 GWh in the residential and commercial sectors.

The decrease in net wholesale revenue is due to a decrease in sales volume.

The decrease in regulatory items - net is primarily due to the following:

    $14.3 million decrease related to the settlement of the fourth through eighth post-merger earnings reviews in Louisiana;

    $24.0 million decrease relating the deferral in 2001 of capacity charges included in purchased power costs for the summers of 2000 and 2001 and the amortization of these capacity charges in 2002. The amortization of the summer 2000 capacity charges ended in May 2002. The amortization of the capacity charges for the summer of 2001 began in June 2002 and ended in May 2003; and

    $15.2 million increase due to the gain recognition of the Louisiana portion of the 1988 Nelson Units 1 and 2 sale.

Fuel write-offs represent deferred fuel costs of $8.9 million related to the Texas fuel reconciliation case that were written off and a $6.5 million adjustment in the deferred asset plan percentage as the result of uprates at River Bend.

Gross operating revenues

Gross operating revenues decreased primarily due to decreased fuel cost recovery revenues of $456.7 million as a result of lower fuel rates in both the Louisiana and Texas jurisdictions.

Entergy Gulf States experienced decreased usage in the industrial sector in 2002 due to contractual modifications that reclassified sales associated with certain customers from retail to wholesale. Under the terms of the former contract with these customers, Entergy Gulf States was also required to purchase the electricity produced by the customers' generating units. As a result of the cessation of the purchased power obligation, the reclassification of these sales did not have a material impact on Entergy Gulf States' net revenue or earnings.

Other Income Statement Variances

2003 Compared to 2002

Other operation and maintenance expenses increased primarily due to voluntary severance accruals of $22.5 million.

Decommissioning expense increased primarily due to the implementation of SFAS 143. The increase in decommissioning expense is offset by increases in other regulatory credits and interest and dividend income and has no effect on net income.

Depreciation and amortization expenses decreased primarily due to decreased rates associated with the assumed life extension of River Bend, partially offset by higher depreciation due to an increase in plant in service. The decrease in depreciation related to the assumed license extension of River Bend has a minimal impact on net income because it is offset by the January 2003 base rate decrease discussed in "Net Income" above.

Other income decreased primarily due to the abeyed River Bend plant cost accrual discussed above.

Interest expense on long-term debt increased primarily due to the issuance of $340 million of First Mortgage Bonds in November 2002, $600 million in June 2003, and $440 million in July 2003, partially offset by the retirement of $293 million of First Mortgage Bonds in March 2003 and $745 million in the third quarter of 2003.

2002 Compared to 2001

Other operation and maintenance expenses increased primarily due to:

    an increase of $15.9 million in benefit costs;

    an increase of $9.5 million in maintenance outage costs at several plants; and

    an increase of $2 million in higher nuclear expenses.

The increase in other operation and maintenance expenses was partially offset by $7.2 million in reduced unbundling and transition to competition costs.

Depreciation and amortization expenses increased $13.1 million due to an increase in plant in service combined with revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives, which lowered expense in 2001 in accordance with regulatory treatment.

Other income decreased primarily due to decreased interest income of $11.4 million recorded on the deferred fuel balance somewhat offset by the settlement of liability insurance coverage for $5.6 million.

Interest charges decreased primarily due to:

    lower interest expense of $12.2 million as a result of the retirement of $148 million of First Mortgage Bonds in January 2002;

    lower interest expense of $9.3 million on variable-rate First Mortgage Bonds; and

    an adjustment of $5.5 million in 2001 to the liability for deferred compensation for certain former Entergy Gulf States employees in accordance with an actuarial study.

Income Taxes

The effective income tax rates for 2003, 2002, and 2001 were 21.3%, 27.5%, and 31.4%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	(In Thousands)

Cash and cash equivalents at beginning of period	$318,404	$123,728	$68,279

Cash flow provided by (used in):
Operating activities	425,963	500,654	338,486
Investing activities	(446,639)	(351,456)	(363,416)
Financing activities	(91,698)	45,478	80,379
Net increase (decrease) in cash and cash equivalents	(112,374)	194,676	55,449

Cash and cash equivalents at end of period	$206,030	$318,404	$123,728

Operating Activities

Cash flow from operations decreased $74.6 million in 2003 compared to 2002 primarily due to money pool activity, higher working capital needs, and increased vendor payments in 2003 relating to storm expense accruals in late-2002. The decrease was partially offset by lower income tax payments.

Cash flow from operations increased in 2002 compared to 2001 primarily due to an increase in payables due to the timing of fuel payments, partially offset by the decreased collection of deferred fuel in 2002 due to collections in 2001 of higher balances.

Entergy Gulf States' receivables from or (payables) to the money pool were as follows as of December 31 for each of the following years:
2003	2002	2001	2000
(In Thousands)

$69,354	$18,131	$27,665	$23,437

Money pool activity used $51.2 million of Entergy Gulf States' operating cash flows in 2003, provided $9.5 million in 2002, and used $4.2 million in 2001. See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Investing Activities

Net cash used in investing activities increased $95.2 million in 2003 compared to 2002 primarily due to an increase of $23.6 million in other temporary investments in 2003 compared to the maturity of $44.6 million of other temporary investments that provided cash in 2002. The increase was also due to an increase of $37.7 million in under-recovered fuel and purchased power expenses in Texas that have been deferred and are expected to be collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for fuel costs.

Net cash used in investing activities decreased slightly in 2002 compared to 2001 because of the maturity in 2002 of $44.6 million of other temporary investments made in 2001. The decrease in net cash used was almost entirely offset by an increase of $39.4 million in other regulatory investments, which are deferred fuel costs expected to be collected over a period greater than twelve months, and capital expenditures. Capital expenditures increased $37.6 million primarily due to increased spending on environmental projects.

Financing Activities

Entergy Gulf States used $91.7 million of cash in financing activities in 2003 compared to providing $45.5 million of cash in 2002 primarily due to the net retirement of $15.4 million of long-term debt in 2003 compared to the net issuance of $143.4 million of long-term debt in 2002. The increase in cash used in financing activities was partially offset by a decrease in dividends paid of $23.3 million.

In 2003, Entergy Gulf States implemented a planned financing program to address its 2003 and 2004 long-term debt maturities and to restructure its debt portfolio, which resulted in extended maturities, lowered rates, and sufficient flexibility in its portfolio to allow Entergy Gulf States to economically manage the expected implementation of retail open access in Texas and the subsequent unbundling of Entergy Gulf States to the extent it affects Entergy Gulf States' debt portfolio.

The following table lists First Mortgage Bonds issued by Entergy Gulf States in 2003:

Net cash used in investing activities increased $95.2 million in 2003 compared to 2002 primarily due to an increase of $23.6 million in other temporary investments in 2003 compared to the maturity of $44.6 million of other temporary investments that provided cash in 2002. The increase was also due to an increase of $37.7 million in under-recovered fuel and purchased power expenses in Texas that have been deferred and are expected to be collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements for further discussion of the accounting for fuel costs.

Net cash used in investing activities decreased slightly in 2002 compared to 2001 because of the maturity in 2002 of $44.6 million of other temporary investments made in 2001. The decrease in net cash used was almost entirely offset by an increase of $39.4 million in other regulatory investments, which are deferred fuel costs expected to be collected over a period greater than twelve months, and capital expenditures. Capital expenditures increased $37.6 million primarily due to increased spending on environmental projects.

Financing Activities

Entergy Gulf States used $91.7 million of cash in financing activities in 2003 compared to providing $45.5 million of cash in 2002 primarily due to the net retirement of $15.4 million of long-term debt in 2003 compared to the net issuance of $143.4 million of long-term debt in 2002. The increase in cash used in financing activities was partially offset by a decrease in dividends paid of $23.3 million.

In 2003, Entergy Gulf States implemented a planned financing program to address its 2003 and 2004 long-term debt maturities and to restructure its debt portfolio, which resulted in extended maturities, lowered rates, and sufficient flexibility in its portfolio to allow Entergy Gulf States to economically manage the expected implementation of retail open access in Texas and the subsequent unbundling of Entergy Gulf States to the extent it affects Entergy Gulf States' debt portfolio.

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

Net cash provided by financing activities decreased $34.9 million in 2002 compared to 2001 primarily due to a decrease of $30.3 million in net issuances of long-term debt.

See Note 5 to the domestic utility companies and System Energy financial statements for details on long-term debt.

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

Following are the amounts of Entergy Gulf States' planned construction and other capital investments, existing debt and lease obligations, and other purchase obligations:
	2004	2005-2006	2007-2008	after 2008	Total
	(In Millions)
Planned construction and
capital investment (1)	$357	$527	N/A	N/A	$884
Long-term debt	$354	$98	$800	$1,092	$2,344
Capital leases	$9	-	-	-	$9
Operating leases	$28	$48	$27	$130	$233
Purchase obligations (2)	$54	$10	$6	$32	$102
Other long-term liabilities	$3	$7	$7	-	$17
Nuclear fuel lease obligations (3)	$27	$37	N/A	N/A	$64

(1)

Includes approximately $220 million each year for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)	As defined by SEC rule. For Entergy Gulf States it includes unconditional fuel and purchased power obligations and other purchase obligations.
(3)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

The planned capital investment estimate for Entergy Gulf States reflects capital required to support existing business and customer growth. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital. Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Notes 5, 7, and 9 to the domestic utility companies and System Energy financial statements.

As a wholly-owned subsidiary, Entergy Gulf States dividends its earnings to Entergy Corporation at a percentage determined monthly. Entergy Gulf States is restricted by long-term debt indentures in the payment of cash dividends or other distributions on its common and preferred stock. Currently, all of Entergy Gulf States' retained earnings are available for distribution.

Sources of Capital

Entergy Gulf States' sources to meet its capital requirements include:

    internally generated funds;

    cash on hand;

    debt issuances; and

    bank financing under new or existing facilities.

All debt and common and preferred stock issuances by Entergy Gulf States require prior regulatory approval. Preferred stock and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indentures, and other agreements. Entergy Gulf States has sufficient capacity under these tests to meet its foreseeable capital needs.

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

Significant Factors and Known Trends

Transition to Retail Competition

Retail open access commenced in portions of Texas on January 1, 2002. The staff of the PUCT filed a petition to delay retail open access in Entergy Gulf States' service area, and Entergy Gulf States reached a settlement agreement with the PUCT to delay retail open access until at least September 15, 2002. In September 2002, the PUCT ordered Entergy Gulf States to file on January 24, 2003 a proposal for an interim solution (retail open access without a FERC-approved RTO) if it appeared by January 15, 2003 that a FERC-approved RTO would not be functional by January 1, 2004. On January 24, 2003, Entergy Gulf States filed its proposal, which among other elements, included:

    the recommendation that retail open access in Entergy Gulf States' Texas service territory, including corporate unbundling, occur by January 1, 2004, or else be delayed until at least January 1, 2007. If retail open access is delayed past January 1, 2004, Entergy Gulf States seeks authorization to separate into two bundled utilities, one subject to the retail jurisdiction of the PUCT and one subject to the retail jurisdiction of the LPSC;

    the recommendation that Entergy's transmission organization, possibly with the oversight of another entity, will continue to serve as the transmission authority for purposes of retail open access in Entergy Gulf States' service territory; and

    the recommendation that the decision points be identified that would require prior to January 1, 2004, the PUCT's determination, based upon objective criteria, whether to proceed with further efforts toward retail open access in Entergy Gulf States' Texas service territory.

The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. The PUCT issued an order on rehearing in late-July 2003 in which it identified December 2004 as the target date for the beginning of the interim solution. Consistent with the order, and after negotiations with other parties and following a series of contested hearings and the PUCT approval of a settlement agreement on the market protocols, Entergy Services made a filing at the FERC and has received approval on an expedited basis of the market protocols subject to FERC jurisdiction. This ruling, when final and appealable, will allow for the reinvigorated pilot to begin upon the PUCT approval of Entergy Gulf States' independent organization request. The PUCT is currently scheduled to conduct a hearing on this request in June 2004.

Business Separation Plan

Entergy Gulf States' business separation plan provides for the separation of its generation, transmission, distribution, and retail electric functions. It has been amended during the course of various PUCT and LPSC proceedings and is subject to further change and regulatory proceedings.

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

The LPSC opened a docket to identify the changes in corporate structure and operations of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas. In those proceedings, Entergy Gulf States and the LPSC staff reached a settlement on certain Texas business separation plan issues described above, and after a May 2001 hearing, the LPSC issued an interim order in July 2001 approving the settlement. In July 2001, Entergy Gulf States and the LPSC Staff completed an additional settlement on business separation plan issues relating to the separation of Texas distribution and transmission. A hearing on the distribution and transmission settlement has been held and the LPSC approved the settlement in September 2001. With respect to issues related to the separation of generation, the LPSC had scheduled a hearing in November 2001 to address settled issues. In light of the delay in the commencement of retail open access, the procedural schedule in the LPSC docket was suspended to assess the impact of the PUCT approval of the settlement agreement delaying retail open access.

The plan approved by the LPSC in September 2001, as described above, provides that Entergy Gulf States will be separated into the following principal companies:

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

    Texas retail electric providers, which will provide competitive retail electric service in Texas; and

    Entergy Gulf States-Louisiana.

Pursuant to the LPSC-approved plan, Entergy Gulf States-Louisiana would:

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

Under the LPSC-approved plan, Entergy Gulf States' assets and liabilities (other than its long-term debt and liabilities) would be allocated among these companies generally based upon categorizing them by function. Entergy Gulf States would allocate assets and liabilities not associated with a single function based upon specified factors. In an April 2001 filing with the LPSC discussing its separation methodology, Entergy Gulf States included a balance sheet separated by jurisdiction and function. The balance sheet was based on September 30, 1999 balances. In this balance sheet, Entergy Gulf States allocated approximately 27% of the net utility plant balance to Texas generation, approximately 12% to Texas distribution, approximately 6% to Texas transmission, approximately 7% to Louisiana transmission, and less than 1% to Texas retail. Applying these percentages to Entergy Gulf States' December 31, 2003 net utility plant book value of $4.7 billion, for illustrative purposes only, results in net book values of approximately $1.3 billion for Texas generation, approximately $560 million for Texas distribution, approximately $280 million for Texas transmission, approximately $330 million for Louisiana transmission, approximately $20 million for Texas retail, and approximately $2.2 billion for the remainder of Entergy Gulf States-Louisiana. The actual allocations could materially differ from these figures because of a number of factors, including changes to the plan and the allocation methodology. In addition, the actual allocations will be based on allocation factors and account balances as of a different date.

The business separation plan provides that Entergy Gulf States-Louisiana would retain liability for all of its long-term debt and liabilities and that the property transferred to the Texas companies will be released from the lien of Entergy Gulf States' mortgage on the basis of property additions. Pursuant to separate agreements, the Texas distribution company and the intermediate transmission company will each assume a portion of Entergy Gulf States' long-term debt and liabilities, which assumptions will not act to release Entergy Gulf States-Louisiana's liability. The Texas distribution company and the intermediate transmission company will undertake to pay the outstanding assumed long-term debt and liabilities within 1 year and 3 years, respectively, of the assumption. Entergy must provide a contingent indemnity with respect to the intermediate transmission company's assumed portion of Entergy Gulf States' long-term debt and liabilities in the event that the obligations under the debt assumption agreement have not been extinguished within one year of the assumption. The Texas generation company will be required to pay an allocated portion of the outstanding principal amount of Entergy Gulf States' long-term debt and liabilities each time that Texas generating assets are transferred to it, and the transfers must be completed within 3 years of the commencement of retail open access.

After the transfer of the Texas distribution and transmission assets contemplated by the LPSC-approved business separation plan, the distribution and transmission businesses conducted by the Texas distribution company and the intermediate transmission company, respectively, would continue to be regulated as to rates by the PUCT and the FERC, respectively

Generation-related Issues

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

When the Texas generating assets are transferred to the Texas generation company, the Texas generation company is expected to sell most of this capacity and energy to Entergy's affiliated Texas retail electric providers at a negotiated rate and sell any remainder to the market. Entergy's affiliated Texas retail electric providers will use the capacity and energy to provide retail electric service to retail customers in Texas, including Entergy's price-to-beat obligation, which requires it to sell electricity to residential and small commercial customers in the service territory of the Texas distribution company at a rate equal to the existing base rates plus a fuel component.

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

Resumption of Business Separation Proceedings at the LPSC

In January 2004, the LPSC Staff and Entergy Gulf States filed a joint motion in the LPSC docket to convene a status conference for the purpose of establishing a procedural schedule to address primarily the separation of Entergy Gulf States' generation resources. The status conference was conducted in February 2004. The presiding Administrative Law Judge established a procedural schedule that, among other things, calls for Entergy Gulf States to file testimony on March 1, 2004, and sets this case for hearing on September 13-17, 2004. In its March 1, 2004 filing, Entergy Gulf States proposed two significant modifications to the plan previously approved by the LPSC.

First, Entergy Gulf States proposed to separate the Texas-jurisdictional generation resources immediately upon unbundling, resulting in the co-ownership of all Entergy Gulf States' generating plants by Entergy Gulf States-Louisiana and the Texas generation company, unless an agreement can be reached and approved by the LPSC on the allocation of certain generating assets by specific plant. The Texas generation company would assume the long-term debt allocable to the Texas jurisdictional generation assets through a Debt Assumption Agreement. The Debt Assumption Agreement would be secured by a first priority lien in favor of Entergy Gulf States-Louisiana on all the assets separated to the Texas generation company, and the Texas generation company would provide the funds necessary to retire the assumed long-term debt no later than three years after the commencement of retail open access in Entergy Gulf States' Texas service territory. In addition, this Debt Assumption Agreement would be supported by an Entergy Corporation indemnity, which would be executed simultaneously with the Debt Assumption Agreement, on terms similar to the contingent indemnity previously approved by the LPSC in connection with the separation of transmission assets. The indemnity would terminate at the same time as the Debt Assumption Agreement.

Second, Entergy Gulf States proposed that its Texas jurisdictional transmission and distribution assets would be immediately separated to a Texas transmission and distribution company providing transmission and distribution services to Entergy Gulf States' Texas customers. The Texas transmission and distribution company would own the distribution assets located in Texas and would co-own Entergy Gulf States' transmission assets with Entergy Gulf States-Louisiana. The Texas transmission and distribution company would assume the long-term debt allocable to the Texas jurisdictional transmission and distribution assets through a Debt Assumption Agreement. The Debt Assumption Agreement would be secured by a first priority lien in favor of Entergy Gulf States-Louisiana on all of the assets separated to the Texas transmission and distribution company. The Texas transmission and distribution company will provide the funds necessary to retire the assumed long-term-debt within one year. If the long-term debt is not retired by that time, Entergy Corporation will grant a contingent indemnity in favor of Entergy Gulf States-Louisiana until such time as the long-term debt is retired, which is not to be later than three years after the commencement of retail open access in Entergy Gulf States' Texas service territory.

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

In July 2001, Entergy Gulf States filed an application for approval of the fuel factor portion of Entergy's affiliated Texas retail electric provider's price-to-beat rates, and the gas prices included in that filing were updated in October 2001. After the gas price update, Entergy Gulf States recommended that the PUCT approve an average fuel factor of approximately $29/MWh adjusted, if necessary, to maintain an adequate competitive margin. After hearing, an ALJ recommended in November 2002 a lower fuel factor than Entergy Gulf States requested. In September 2003, the PUCT issued a written order that approved the Price to Beat (PTB) fuel factor for Entergy Gulf States, which is to be implemented upon the commencement of retail open access in its Texas service territory. This PTB fuel factor is subject to revision based on PUCT rules. The PUCT declined consideration of a request for rehearing sought by certain cities in Texas served by Entergy Gulf States and the Office of Public Utility Counsel. The Office of Public Utility Counsel has appealed this decision to the Texas courts. Management cannot predict the ultimate outcome of the proceeding at this time.

In June 2001, Entergy Gulf States filed tariffs for the non-fuel component of the price-to-beat rates. The tariffs are based on Entergy Gulf States' current base rates. In September 2001, Entergy Gulf States entered into a unanimous settlement regarding the non-fuel component of price-to-beat rates. In February 2002, the PUCT voted to approve the settlement. In May 2002, certain Texas cities served by Entergy Gulf States Texas appealed the PUCT order. The appeal is currently pending in state district court in Texas County.

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

In December 2002, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff pursuant to which Entergy Gulf States agreed to make a base rate refund of $16.3 million, including interest, and to implement a $22.1 million prospective base rate reduction effective January 2003. The settlement discharged any potential liability for claims that relate to Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth earnings reviews. Entergy Gulf States made the refund in February 2003. In addition to resolving and discharging all liability associated with the fourth through eighth earnings reviews, the settlement provides that Entergy Gulf States shall be authorized to continue to reflect in rates a ROE of 11.1% until a different ROE is authorized by a final resolution disposing of all issues in the proceeding that was commenced with Entergy Gulf States' May 2002 filing.

In May 2002, Entergy Gulf States filed its ninth and last required post-merger analysis with the LPSC. The filing includes an earnings review filing for the 2001 test year that resulted in a rate decrease of $11.5 million, which was implemented effective June 2002. In its latest testimony filed in December 2003, the LPSC staff recommended a rate refund of $30.6 million and a prospective rate reduction of approximately $50 million. Hearings are scheduled to begin in April 2004.

In addition to rate proceedings, Entergy Gulf States' fuel costs recovered from customers are subject to regulatory scrutiny. Entergy Gulf States' retail rate matters and proceedings, including fuel cost recovery-related issues, are discussed in Note 2 to the domestic utility companies and System Energy financial statements.

System Agreement Proceedings

The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement. Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

The LPSC and the Council commenced a proceeding at FERC in June 2001. Pursuant to a settlement agreement approved by the City Council in May 2003, the City Council withdrew as a complainant from the proceeding, but continues to participate as an intervenor. In this proceeding, the LPSC alleges that the rough production cost equalization required by FERC under the System Agreement and the Unit Power Sales Agreement has been disrupted by changed circumstances. The LPSC requests that FERC amend the System Agreement or the Unit Power Sales Agreement or both to achieve full production cost equalization or to restore rough production cost equalization. The complaint does not seek a change in the total amount of the costs allocated by either the System Agreement or the Unit Power Sales Agreement. In addition the LPSC alleges that provisions of the System Agreement relating to minimum-run and must-run units, the methodology of billing versus dispatch, and the use of a rolling twelve-month average of system peaks, increase costs paid by ratepayers in the LPSC's jurisdiction. Several parties intervened in the proceeding, including the APSC and the MPSC. The APSC and the MPSC responses opposed the relief sought by the LPSC.

In its complaint, the LPSC alleges that Entergy Gulf States' Louisiana annual production costs over the period 2002 to 2007 will be $11 million to $87 million over the average for the domestic utility companies. This range of results is a function of assumptions regarding such things as future natural gas prices, the future market price of electricity, and other factors. If FERC grants the relief requested by the LPSC, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the average and a material decrease in production costs allocated to companies whose costs currently are projected to exceed the average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy Gulf States, although neither the timing nor the outcome of the proceedings at FERC can be predicted at this time. In February 2002, the FERC established a refund effective period consisting of the 15 months following September 13, 2001. A subsequent extension of the procedural schedule extended the refund effective period by 120 days.

In January 2003 the domestic utility companies filed testimony in the case, showing that over the life of the System Agreement the relative total production costs of the domestic utility companies are roughly equal, and suggesting that no changes to the System Agreement such as those sought by the LPSC are appropriate. In April 2003, witnesses on behalf of the FERC staff filed testimony in the proceeding suggesting that full production cost equalization should not be adopted by the FERC in this case, and that when measured over a suitably long period, the total production costs of the domestic utility companies were roughly equal and were likely to remain so, given the Entergy System's proposed resource plan. Hearings in the proceeding ended in late-August 2003. The Initial Decision of the FERC ALJ was released on February 6, 2004. The ALJ concludes that full production cost equalization should not be implemented; that the Entergy System currently is not in rough production cost equalization and is not likely to be in rough production cost equalization for the foreseeable future; and that the appropriate remedy to achieve rough equalization is to have the low cost companies compensate the high cost companies whenever one or more companies' annual total production costs from 2003 forward differ by more than +/- 7.5% from the Entergy System average annual total production costs, or whenever the three year average of one or more companies' total production costs (commencing with the three years 2004 through 2006, and yearly thereafter) differ by more than +/- 5% from the Entergy System average total production costs during any three year cycle. In the calculation of what each company's total production costs are, the ALJ determined that the full cost of Vidalia project power purchases by Entergy Louisiana should be included, but the ALJ rejected other adjustments proposed by the LPSC. Also, the ALJ determined that the average of the four highest monthly demand peaks for the year (4 CP) should be used for calculating reserve sharing costs, rather than the current 12 CP method. Finally, the ALJ determined that there is no valid issue concerning "billing versus dispatch" in the rate schedule by which exchange energy is priced, MSS-3, that MSS-3 has not been misapplied or misinterpreted by Entergy, and that MSS-3 should not be changed.  The ALJ's Initial Decision did not specifically address refund exposure.

Entergy continues to assess the potential effects of the ALJ's Initial Decision, and how it will respond to the decision. It appears that the shift in total production costs under the terms of the ALJ's Initial Decision would not be as great as that sought in the LPSC's complaint, but would still be substantial. As an Initial Decision, it is not a FERC order, and Entergy and the other parties in the proceeding will have additional opportunities to explain their positions in the proceeding prior to the issuance of a FERC decision. FERC does not have a deadline by which it has to decide the proceeding and management does not expect a FERC decision before the fourth quarter 2004.

On February 10, 2004, the APSC issued an "Order of Investigation," in which it discusses the negative effect that implementation of the FERC ALJ's Initial Decision would have on Entergy Arkansas' customers. The APSC order includes a preliminary estimate that the FERC ALJ's Initial Decision would shift approximately $125 million of costs for the year 2003 to Entergy Arkansas' retail customers, and would shift an average of approximately $113 million per year for the years 2004-2011 to Entergy Arkansas' retail customers. The APSC order establishes an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interest of its customers, and whether there are steps that Entergy Arkansas or the APSC can take "to protect [Entergy Arkansas' customers] from future attempts by Louisiana, or any other Entergy retail regulator, to shift its high costs to Arkansas." Entergy Arkansas' initial testimony in the proceeding is due in April 2004.

In addition to the APSC's Order of Investigation, Entergy's retail regulators have and may continue to question the prudence and other aspects of Entergy System or domestic utility company contracts or assets that may not be subject to their respective jurisdictions. For instance, in its Order of Investigation, the APSC discusses aspects of Entergy Louisiana's power purchases from the Vidalia project, and the APSC has publicly announced its intention to initiate an inquiry into the Vidalia purchase power contract. Entergy believes that any such inquiry would have to occur at the FERC.

The LPSC instituted a companion ex-parte System Agreement investigation to litigate several of the System Agreement issues that the LPSC is litigating before the FERC in the previously discussed System Agreement proceeding. This companion proceeding will require the LPSC to interpret various provisions of the System Agreement, including those relating to minimum-run and must-run units, the propriety of the methods used for billing and dispatch on the Entergy System, and the use of a rolling, twelve-month average of system peaks for allocating certain costs. In addition, by this companion proceeding the LPSC is questioning whether Entergy Louisiana and Entergy Gulf States were prudent for not seeking changes to the System Agreement previously, so as to lower costs imposed upon their ratepayers and to increase costs imposed upon ratepayers of other domestic utility companies. The LPSC staff has filed testimony suggesting that the remedy for the alleged imprudence of Entergy Louisiana and Entergy Gulf States should be a reduction in allowed rate of return on common equity of 100 basis points. The domestic utility companies have challenged the propriety of the LPSC's litigating System Agreement issues. Nevertheless, on January 16, 2002 the LPSC affirmed a decision of its ALJ upholding the LPSC staff's right to litigate System Agreement issues at the LPSC, rather than before the FERC. The procedural schedule is suspended at this time and an evidentiary hearing is not scheduled. An unrelated case between the LPSC and Entergy Louisiana raised the question of whether a state regulator is pre-empted by federal law from reviewing and interpreting FERC rate schedules that are part of the System Agreement, and from subsequently enforcing that interpretation. The LPSC interpreted a System Agreement rate schedule in the unrelated case, and then sought to enforce its interpretation. The Louisiana Supreme Court affirmed. In 2003, the U.S. Supreme Court ruled in Entergy Louisiana's favor and reversed the decisions of the LPSC and the Louisiana Supreme Court.

Industrial, Commercial, and Wholesale Customers

Entergy Gulf States' large industrial and commercial customers continually explore ways to reduce their energy costs. In particular, cogeneration is an option available to a portion of Entergy Gulf States' industrial customer base. Entergy Gulf States responds by working with industrial and commercial customers and negotiating electric service contracts to provide competitive rates that match specific customer needs and load profiles. Despite these actions, Entergy Gulf States lost two large industrial customers to cogeneration in 2002. The customers accounted for approximately 1% of Entergy Gulf States' net revenue in 2002. Entergy Gulf States expects to lose one additional customer to cogeneration in 2005. Current sales to that customer account for approximately $11 million of Entergy Gulf States' net revenue annually. Entergy Gulf States actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand, from both new and existing customers. As a result of those efforts, one large industrial customer is in the process of shutting down its cogeneration unit and is under contract to receive 100% of its electric power from Entergy Gulf States and an agreement has been executed to provide service to a new large industrial customer locating in Louisiana. Entergy Gulf States does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Gulf States' marketing efforts in retaining industrial customers.

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

Foreign Currency Exchange Rate Risk

Entergy Gulf States entered into a foreign currency forward contract to hedge the Euro-denominated payments due under certain purchase contracts. As of December 31, 2003, the total notional amount of the foreign currency forward contracts is 17.2 million Euro and the forward currency rate is .8742. This forward contract matures in July 2004 and the mark-to-market valuation at December 31, 2003 was a net asset of $6.5 million. The counterparty bank obligated on this agreement is rated by Standard & Poor's Rating Services at AA on its senior debt obligations as of December 31, 2003.

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

    Cost Escalation Factors - Entergy Gulf States' decommissioning studies include an assumption that decommissioning costs will escalate over present cost levels by an annual factor averaging approximately CPI-U to 4.5%. A 50 basis point change in this assumption could change the ultimate cost of decommissioning a facility by as much as 11%.

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

Entergy Gulf States collects the projected costs of decommissioning River Bend through rates charged to customers for the portion of the plant subject to cost-based ratemaking. The amounts collected through rates, which are based upon decommissioning cost studies, are deposited in decommissioning trust funds. In December 2002, decommissioning collections from customers for the Louisiana-regulated portion of River Bend were suspended as a result of the settlement with the LPSC of Entergy Gulf States' fourth through eighth earnings reviews. If decommissioning cost study estimates were changed and approved by regulators, collections from customers would also change.

Approximately half of River Bend is not subject to cost-based ratemaking. When Entergy Gulf States acquired the 30% share of River Bend formerly owned by Cajun, Entergy Gulf States obtained decommissioning trust funds of $132 million. Entergy Gulf States believes that these funds will be sufficient to cover the costs of decommissioning this portion of River Bend, and no further collections or deposits are being made for these costs. Additionally, under the Deregulated Asset Plan in the Louisiana jurisdiction of Entergy Gulf States, a portion of River Bend (approximately 16% of its total capacity) is excluded from rate base, and no amounts have been or are being collected from customers for decommissioning for this portion of the plant.

Prior to the implementation of SFAS 143, the obligations recorded by Entergy Gulf States for decommissioning were classified either as a component of accumulated depreciation (the regulated portion of River Bend) or as a deferred credit (the nonregulated portion of River Bend) in the line item entitled "Decommissioning." The amounts recorded for these obligations were comprised of collections from customers and earnings on the trust funds.

SFAS 143

Entergy Gulf States implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Nuclear decommissioning costs comprise substantially all of Entergy Gulf States' asset retirement obligations, and the measurement and recording of Entergy Gulf States' decommissioning obligations outlined above changed significantly with the implementation of SFAS 143. The most significant differences in the measurement of these obligations are outlined below:

    Recording of full obligation - SFAS 143 requires that the fair value of an asset retirement obligation be recorded when it is incurred. This caused the recorded decommissioning obligation of Entergy Gulf States to increase significantly, as Entergy Gulf States had previously only recorded this obligation as the related costs were collected from customers, and as earnings were recorded on the related trust funds.

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

The net effect of implementing this standard for the portion of River Bend subject to cost-based ratemaking was recorded as a regulatory asset, with no resulting impact on Entergy Gulf States' net income. Entergy Gulf States recorded this regulatory asset because its existing rate mechanism is based on the original or historical cost standard that allows Entergy Gulf States to recover all ultimate costs of decommissioning existing assets from current and future customers. Upon implementation, assets and liabilities increased in 2003 as a result of increasing the asset retirement obligation by $129 million to its fair value as determined under SFAS 143, reducing accumulated depreciation by $63 million, and recording the related regulatory asset of $32 million. The net effect of implementing SFAS 143 for the portion of River Bend not subject to cost-based ratemaking resulted in an earnings decrease of $21 million net-of-tax as a result of a one-time cumulative effect of accounting change. Applying SFAS 143 is not expected to have a material effect on Entergy Gulf States' earnings on an ongoing basis after its implementation.

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

Retail open access legislation is in place in Texas, but the implementation of retail open access in Entergy Gulf States' territory is likely delayed until at least the first quarter of 2005. Several proceedings necessary to implement retail open access are still pending, including proceedings to implement Entergy Gulf States' business separation plan and to pursue retail open access in the absence of an RTO in Entergy Gulf States' Texas service area. In addition, the LPSC has not approved for the Louisiana jurisdictional operations the transfer of generation assets to Entergy's Texas generation company. Therefore, neither the necessary regulatory actions nor the opportunity for a reasonable determination of the effect of deregulation has occurred that are prerequisites for Entergy Gulf States to discontinue the application of regulatory accounting principles to its Texas generation operation.

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

Entergy reviews these assumptions on an annual basis and adjusts them as necessary. The falling interest rate environment and poor performance of the financial equity markets over the past several years have impacted Entergy's funding and reported costs for these benefits. In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

In selecting an assumed discount rate, Entergy reviews market yields on high-quality corporate debt. Based on recent market trends, Entergy reduced its discount rate from 7.5% in 2001 and 6.75% in 2002 to 6.25% in 2003. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the 2003 accumulated postretirement benefit obligation. The assumed health care cost trend rate is a 10% increase in health care costs in 2004 gradually decreasing each successive year until it reaches a 4.5% annual increase in health care costs in 2010 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 66% equity securities, 30% fixed income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 45% equity securities and 55% fixed income securities. Based on recent market trends, Entergy decreased its expected long-term rate of return on plan assets from 9% in 2001 to 8.75% for 2002 and 2003. The trend of reduced inflation caused Entergy to reduce its assumed rate of increase in future compensation levels from 4.6% in 2001 to 3.25% in 2002 and 2003.

Cost Sensitivity

The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Pension Cost	Impact on Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$631	$15,172
Rate of return on plan assets	(0.25%)	$1,194	-
Rate of increase in compensation	0.25%	$495	$3,896

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$942	$5,028
Discount rate	(0.25%)	$533	$5,449

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

Costs and Funding

Total pension cost for Entergy Gulf States in 2003 was $1.8 million, including a $5 million charge related to the Voluntary Severance Program. Entergy Gulf States is projecting 2004 pension cost to be $3.1 million due to a decrease in the discount rate from 6.75% to 6.25% and the phased-in effect of poor asset performance. Entergy Gulf States was not required to make contributions to its pension plan in 2003, however, it anticipates making $37 thousand in contributions in 2004.

Due to negative pension plan asset returns from 2000 to 2002, Entergy Gulf States' accumulated benefit obligation at December 31, 2002 exceeded plan assets. As a result, Entergy Gulf States was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2003 Entergy Gulf States reversed its additional minimum liability and offsetting intangible asset of $7.1 million that were recorded at December 31, 2002. Net income for 2003 and 2002 were not impacted.

Total postretirement health care and life insurance benefit costs for Entergy Gulf States in 2003 were $26.5 million, including a $6.8 million charge related to the Voluntary Severance Program. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending. Entergy Gulf States expects 2004 postretirement health care and life insurance benefit costs to be approximately $20.1 million.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Entergy Gulf States, Inc.:

We have audited the accompanying balance sheets of Entergy Gulf States, Inc. as of December 31, 2003 and 2002, and the related statements of income, retained earnings and comprehensive income, and cash flows (pages 190 through 194 and applicable items in pages 270 through 331) for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 9 to the notes to respective financial statements, Entergy Gulf States, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, in 2003.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2004

                        ENTERGY GULF STATES, INC.
                            INCOME STATEMENTS

                                                               For the Years Ended December 31,
                                                            2003             2002          2001
                                                                         (In Thousands)

               OPERATING REVENUES
Domestic electric                                          $2,579,916      $2,141,873     $2,590,836
Natural gas                                                    59,821          42,006         57,724
                                                           ----------      ----------     ----------
TOTAL                                                       2,639,737       2,183,879      2,648,560
                                                           ----------      ----------     ----------

               OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 693,612         692,901      1,061,037
   Purchased power                                            838,498         368,140        467,196
   Nuclear refueling outage expenses                           14,045          12,190         11,159
   Other operation and maintenance                            457,428         438,259        422,667
Decommissioning                                                14,268           3,980          6,247
Taxes other than income taxes                                 117,009         120,295        118,670
Depreciation and amortization                                 199,583         204,202        191,120
Other regulatory credits - net                                 (2,476)         (7,818)       (26,728)
                                                           ----------      ----------     ----------
TOTAL                                                       2,331,967       1,832,149      2,251,368
                                                           ----------      ----------     ----------

OPERATING INCOME                                              307,770         351,730        397,192

            OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction            15,855          11,010          9,248
Interest and dividend income                                   17,902           8,866         24,818
Miscellaneous - net                                          (109,389)          3,560         (4,694)
                                                           ----------      ----------     ----------
TOTAL                                                         (75,632)         23,436         29,372
                                                           ----------      ----------     ----------

           INTEREST AND OTHER CHARGES
Interest on long-term debt                                    148,516         139,343        160,831
Other interest - net                                            8,827           5,497         13,537
Allowance for borrowed funds used during construction         (13,349)         (9,749)        (9,286)
                                                           ----------      ----------     ----------
TOTAL                                                         143,994         135,091        165,082
                                                           ----------      ----------     ----------

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         88,144         240,075        261,482

Income taxes                                                   24,249          65,997         82,038
                                                           ----------      ----------     ----------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                           63,895         174,078        179,444

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (net of income taxes of $12,713)                       (21,333)              -              -
                                                           ----------      ----------     ----------

NET INCOME                                                     42,562         174,078        179,444

Preferred dividend requirements and other                       4,701           4,888          5,025
                                                           ----------      ----------     ----------

EARNINGS APPLICABLE TO COMMON STOCK
COMMON STOCK                                                  $37,861        $169,190       $174,419
                                                           ==========      ==========     ==========
See Notes to Respective Financial Statements.

   (Page left blank intentionally)

                         ENTERGY GULF STATES, INC.
                          STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended December 31,
                                                                     2003           2002         2001
                                                                               (In Thousands)

                   OPERATING ACTIVITIES
Net income                                                            $42,562      $174,078     $179,444
Noncash items included in net income:
  Reserve for regulatory adjustments                                   12,605        11,147      (27,374)
  Other regulatory credits - net                                       (2,476)       (7,818)     (26,728)
  Depreciation, amortization, and decommissioning                     213,851       208,182      197,367
  Deferred income taxes and investment tax credits                     24,574       (11,576)       4,320
  Allowance for equity funds used during construction                 (15,855)      (11,010)      (9,248)
  Cumulative effect of accounting change                               21,333             -            -
Changes in working capital:
  Receivables                                                         (96,409)       18,155       59,132
  Fuel inventory                                                       (1,469)        4,617      (16,753)
  Accounts payable                                                    (17,013)       83,428     (151,090)
  Taxes accrued                                                       (35,914)      (54,690)     (41,764)
  Interest accrued                                                     (1,900)       (4,544)        (125)
  Deferred fuel costs                                                  59,165        65,556      161,396
  Other working capital accounts                                      (11,906)      (19,551)       6,183
Provision for estimated losses and reserves                           115,878         1,478       (3,593)
Changes in other regulatory assets                                      3,983       (51,490)     (54,613)
Other                                                                 114,954        94,692       61,932
                                                                     --------      --------     --------
Net cash flow provided by operating activities                        425,963       500,654      338,486
                                                                     --------      --------     --------

                   INVESTING ACTIVITIES
Construction expenditures                                            (348,507)     (355,334)    (317,776)
Allowance for equity funds used during construction                    15,855        11,010        9,248
Nuclear fuel purchases                                                (39,959)      (21,820)     (14,148)
Proceeds from sale/leaseback of nuclear fuel                           38,029        21,923       15,222
Decommissioning trust contributions and realized
    change in trust assets                                            (11,428)      (12,488)     (11,319)
Changes in other temporary investments - net                          (23,579)       44,643      (44,643)
Other regulatory investments                                          (77,050)      (39,390)           -
                                                                     --------      --------     --------
Net cash flow used in investing activities                           (446,639)     (351,456)    (363,416)
                                                                     --------      --------     --------

                   FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                        1,032,682       337,481      298,554
Retirement of long-term debt                                       (1,048,129)     (194,057)    (124,829)
Redemption of preferred stock                                          (3,450)       (1,858)      (4,573)
Dividends paid:
  Common stock                                                        (68,100)      (91,200)     (83,700)
  Preferred stock                                                      (4,701)       (4,888)      (5,073)
                                                                     --------      --------     --------
Net cash flow provided by (used in) financing activities              (91,698)       45,478       80,379
                                                                     --------      --------     --------

Net increase (decrease) in cash and cash equivalents                 (112,374)      194,676       55,449

Cash and cash equivalents at beginning of period                      318,404       123,728       68,279
                                                                     --------      --------     --------

Cash and cash equivalents at end of period                           $206,030      $318,404     $123,728
                                                                     ========      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                               $152,655      $143,961     $169,067
  Income taxes                                                       ($30,987)      $98,734     $107,726

See Notes to Respective Financial Statements.

                       ENTERGY GULF STATES, INC.
                            BALANCE SHEETS
                                ASSETS

                                                                            December 31,
                                                                       2003          2002
                                                                          (In Thousands)

                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                  $20,754       $25,591
  Temporary cash investments - at cost,
    which approximates market                                           185,276       292,813
                                                                     ----------    ----------
        Total cash and cash equivalents                                 206,030       318,404
                                                                     ----------    ----------
Other temporary investments                                              23,579             -
Accounts receivable:
  Customer                                                              115,729        81,879
  Allowance for doubtful accounts                                        (4,856)       (5,893)
  Associated companies                                                   76,726        21,356
  Other                                                                  27,243        40,156
  Accrued unbilled revenues                                             114,442        95,377
                                                                     ----------    ----------
    Total accounts receivable                                           329,284       232,875
                                                                     ----------    ----------
Deferred fuel costs                                                     118,449       100,564
Accumulated deferred income taxes                                         6,116         1,681
Fuel inventory - at average cost                                         50,863        49,394
Materials and supplies - at average cost                                 99,357        99,190
Prepayments and other                                                    51,236        47,206
                                                                     ----------    ----------
TOTAL                                                                   884,914       849,314
                                                                     ----------    ----------

             OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                             267,917       240,735
Non-utility property - at cost (less accumulated depreciation)          139,911       192,975
Other                                                                    21,852        20,737
                                                                     ----------    ----------
TOTAL                                                                   429,680       454,447
                                                                     ----------    ----------

                      UTILITY PLANT
Electric                                                              8,208,394     7,895,009
Property under capital lease                                             11,009        19,795
Natural gas                                                              69,180        60,810
Construction work in progress                                           325,888       306,209
Nuclear fuel under capital lease                                         63,684        41,447
                                                                     ----------    ----------
TOTAL UTILITY PLANT                                                   8,678,155     8,323,270
Less - accumulated depreciation and amortization                      3,953,275     3,796,512
                                                                     ----------    ----------
UTILITY PLANT - NET                                                   4,724,880     4,526,758
                                                                     ----------    ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                       442,062       452,887
  Other regulatory assets                                               320,363       257,741
Long-term receivables                                                    19,375        23,192
Other                                                                    33,588        35,194
                                                                     ----------    ----------
TOTAL                                                                   815,388       769,014
                                                                     ----------    ----------

TOTAL ASSETS                                                         $6,854,862    $6,599,533
                                                                     ==========    ==========
See Notes to Respective Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       December 31,
                                                                    2003        2002
                                                                      (In Thousands)

                 CURRENT LIABILITIES
Currently maturing long-term debt                                  $354,000     $293,000
Accounts payable:
  Associated companies                                               84,000       51,383
  Other                                                             156,166      205,796
Customer deposits                                                    47,044       48,061
Taxes accrued                                                             -       35,914
Nuclear refueling outage costs                                        8,238       14,244
Interest accrued                                                     36,970       38,870
Obligations under capital leases                                     34,075       36,157
Other                                                                14,755       15,441
                                                                 ----------   ----------
TOTAL                                                               735,248      738,866
                                                                 ----------   ----------

               NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued               1,422,776    1,310,028
Accumulated deferred investment tax credits                         144,323      156,401
Obligations under capital leases                                     40,618       25,085
Other regulatory liabilities                                         13,885        5,557
Decommissioning and retirement cost liabilities                     298,785      237,775
Transition to competition                                            79,098       79,098
Regulatory reserves                                                  57,343       44,738
Accumulated provisions                                               75,868       65,289
Long-term debt                                                    1,989,613    2,046,917
Preferred stock with sinking fund                                    20,852            -
Other                                                               233,985       93,396
                                                                 ----------   ----------
                                                                  4,377,146    4,064,284
                                                                 ----------   ----------

Preferred stock with sinking fund                                         -       24,327

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                 47,327       47,327
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2003 and 2002        114,055      114,055
Paid-in capital                                                   1,157,484    1,157,459
Retained earnings                                                   419,690      449,929
Accumulated other comprehensive income                                3,912        3,286
                                                                 ----------   ----------
TOTAL                                                             1,742,468    1,772,056
                                                                 ----------   ----------

Commitments and Contingencies

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $6,854,862   $6,599,533
                                                                 ==========   ==========
See Notes to Respective Financial Statements.

                        ENTERGY GULF STATES, INC.
        STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME

                                                                     For the Years Ended December 31,
                                                             2003                   2002                   2001
                                                                             (In Thousands)
               RETAINED EARNINGS
Retained Earnings - Beginning of period              $449,929               $371,939               $285,128

    Add  - Net Income                                  42,562     $42,562    174,078    $174,078    179,444    $179,444

    Deduct:
        Dividends declared on common stock             68,100                 91,200                 83,700
        Preferred dividend requirements and other       4,701       4,701      4,888       4,888      5,025      5,025
        Capital stock and other expenses                    -                      -                  3,908
                                                     --------               --------               --------
              Total                                    72,801                 96,088                 92,633
                                                     --------               --------               --------

Retained Earnings - End of period                    $419,690               $449,929               $371,939
                                                     ========               ========               ========
        ACCUMULATED OTHER COMPREHENSIVE
             INCOME (Net of Taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes $3,286                    $ -                    $ -

Net derivative instrument fair value changes
  arising during the period                               626         626      3,286       3,286          -          -
                                                       ------     -------     ------   ---------     ------   --------
Balance at end of period:
  Accumulated derivative instrument fair value changes $3,912                 $3,286                    $ -
Comprehensive Income                                   ======     $38,487     ======    $172,476     ======   $174,419
                                                                  =======              =========              ========
See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2003	2002	2001	2000	1999
	(In Thousands)

Operating revenues	$2,639,737	$2,183,879	$2,648,560	$2,511,240	$2,127,208
Net income	$42,562	$174,078	$179,444	$180,343	$125,000
Total assets	$6,854,862	$6,599,533	$6,209,741	$6,134,017	$5,733,022
Long-term obligations (1)	$2,051,083	$2,096,329	$2,130,245	$1,978,149	$1,966,269

(1)	Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2003 Compared to 2002

Net income increased slightly primarily due to increased net revenue and decreased interest charges, almost entirely offset by increased other operation and maintenance expenses, increased depreciation and amortization expenses, and increased taxes other than income taxes.

2002 Compared to 2001

Net income increased $12.2 million primarily due to increased net revenue, decreased taxes other than income taxes, and decreased interest charges, partially offset by increased other operation and maintenance expenses and increased depreciation and amortization expenses.

Net Revenue

2003 Compared to 2002

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing 2003 to 2002.

(In Millions)

2002 net revenue	$922.9
Fuel price	59.1
Asset retirement obligation	8.2
Volume	(16.2)
Vidalia settlement	(9.2)
Other	8.9
2003 net revenue	$973.7

The fuel price variance is due to a revised estimate made in December 2002 of the fuel cost component of the price applied to unbilled sales and further revision of that estimate in the first quarter of 2003.

The asset retirement obligation variance is due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations," adopted in January 2003. See "Critical Accounting Estimates" for more details on SFAS 143. The increase is offset by decommissioning expense and has no effect on net income.

The volume variance is due to a decrease in electricity usage in the service territory. Billed usage decreased 1,868 GWh in the industrial sector including the loss of a large industrial customer to cogeneration.

The $9.2 million decrease is due to the September 2002 settlement related to the Vidalia contract. See "Liquidity and Capital Resources" below for more details.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to:

    an increase of $277.2 million in fuel cost recovery revenues due to higher fuel rates; and

    an increase of $94.7 million in gross wholesale revenue due to increased sales to affiliated systems.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power.

Other regulatory charges decreased primarily due to:

    a decrease of $8.2 million due to the change in accounting for asset retirement obligations in compliance with SFAS 143, adopted in January 2003. This decrease has no effect on net income; and

    a decrease of $5.9 million due to deferred capacity charges recorded in the third quarter as allowed by the LPSC related to generation resource planning.

2002 Compared to 2001

Following is an analysis of the change in net revenue comparing 2002 to 2001.

Following is an analysis of the change in net revenue comparing 2002 to 2001.
(In Millions)

2001 net revenue	$895.8
Fuel price	45.0
Volume	79.5
System Energy refund in 2001	(68.1)
Summer capacity charges	(23.0)
Other	(6.3)
2002 net revenue	$922.9

The fuel price variance is due to an increase in the price applied to unbilled sales partially offset by a revised estimate made in December 2002 to the fuel component of unbilled revenue.

The volume variance is due to an increase in electricity usage in the service territory. Billed usage increased a total of 1,042 GWh primarily in the residential and industrial sectors.

The effect of the System Energy refund resulted from System Energy's application to FERC in May 1995 for a rate increase, which it implemented in December 1995, subject to refund. The request sought changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. In July 2000, FERC approved a lower rate of return than the rate sought by System Energy. Upon receipt of a final FERC order in July 2001, Entergy Louisiana recorded entries to spread the impacts of FERC's order to the various revenue, expense, asset, and liability accounts affected, as if the order had been in place since commencement of the case in 1995. The accounting entries necessary to record the effects of the order reduced Entergy Louisiana's purchased power expenses by $68.1 million in 2001, which resulted in a corresponding increase in net revenue in 2001.

Summer capacity charges decreased net revenue due to the deferral in 2001 of capacity charges included in purchased power costs for the summers of 2000 and 2001 and the amortization of these capacity charges in 2002. The amortization of the summer 2000 capacity charges ended in July 2002. The amortization of the capacity charges for the summer of 2001 began in August 2002 and ended in July 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease in fuel cost recovery revenues of $202.9 million due to lower fuel rates, partially offset by an increase in price applied to unbilled sales of $45 million and an increase in sales volume of $79.5 million, as discussed above.

Fuel and purchased power expenses decreased primarily due to:

    the decline in natural gas prices in 2002;

    a decrease in the average price of purchased power; and

    a decrease in deferred fuel expense due to lower fuel revenues.

The decrease was partially offset by the reduction of purchased power expenses in 2001 as a result of the FERC-ordered refund from System Energy as discussed above.

Other regulatory charges increased primarily due to the deferred capacity charges discussed above.

Other Income Statement Variances

2003 Compared to 2002

Other operation and maintenance expenses increased primarily due to:

    voluntary severance program accruals of $19.7 million; and

    an increase of $13.4 million in benefit costs.

Decommissioning expenses increased $10.1 million primarily due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations," adopted in January 2003. See "Critical Accounting Estimates" for more details on SFAS 143. The increase in decommissioning expense is offset by regulatory credits and interest and dividend income and has no effect on net income.

Taxes other than income taxes increased primarily due to the franchise tax adjustments of $10.8 million recorded in 2002 as a result of a favorable court decision that allowed Entergy Louisiana to receive a refund for certain franchise taxes previously expensed and paid under protest.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Interest charges decreased primarily due to decreased interest on long-term debt of $25.5 million due to the redemption of $150 million of First Mortgage Bonds in June 2003 and the redemption of $187 million of First Mortgage Bonds from April through December of 2002, partially offset by the issuance of $150 million of First Mortgage Bonds in March 2002.

2002 Compared to 2001

Other operation and maintenance expenses increased primarily due to:

    an increase of $13.3 million in fossil expenses due to maintenance outages at the Ninemile Point, Little Gypsy, and Waterford fossil plants and turbine inspection costs at the Sterlington fossil plant;

    an increase of $11.9 million in benefit costs;

    an increase of $4.4 million in outside services employed; and

    an increase of $4.4 million in transportation costs.

Taxes other than income taxes decreased due to franchise tax adjustments of $10.8 million as a result of a favorable court decision which allowed Entergy Louisiana to receive a refund for certain franchise taxes previously expensed and paid under protest.

Depreciation and amortization expenses increased primarily due to an increase in plant in service combined with revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives, which lowered expense in 2001 in accordance with regulatory treatment.

Interest charges decreased primarily due to the following:

    adjustments of $3.5 million to interest expense previously recorded on franchise tax accruals as a result of the franchise tax adjustment discussed above;

    a decrease of $5.9 million in interest on long-term debt due to the refinancing and net redemption of First Mortgage Bonds in the amounts of $18.7 million in 2001 and $140 million in 2002; and

    interest of $4.6 million accrued in 2001 on reserves provided for fuel-related refunds that were made in the summer of 2001.

Income taxes

The effective income tax rates for 2003, 2002, and 2001 were 40.0%, 36.9%, and 39.4%. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	(In Thousands)

Cash and cash equivalents at beginning of period	$311,800	$42,408	$43,959

Cash flow provided by (used in):
Operating activities	413,939	1,035,777	430,515
Investing activities	(268,372)	(212,333)	(218,331)
Financing activities	(448,580)	(554,052)	(213,735)
Net increase (decrease) in cash and cash equivalents	(303,013)	269,392	(1,551)

Cash and cash equivalents at end of period	$8,787	$311,800	$42,408

Operating Activities

Cash flow from operations decreased $621.8 million in 2003 and increased $605.3 million in 2002 as a result of Entergy Louisiana changing its method of accounting for tax purposes related to the contract to purchase power from the Vidalia project (the contract is discussed in Note 9 to the domestic utility companies and System Energy financial statements). The new tax accounting method provided a cumulative cash flow benefit of approximately $867 million in 2002, which is expected to reverse in the years 2005 through 2031. The election did not reduce book income tax expense. The timing of the reversal of this benefit depends on several variables, including the price of power. In a settlement approved by the LPSC, Entergy Louisiana will keep a portion of the benefit in exchange for crediting customer rates. The credit will be $11 million annually through at least 2010. See Part I, Item I for additional details concerning the settlement.

Entergy Louisiana has reduced its indebtedness and preferred stock with a portion of the cash. In accordance with the terms of the settlement, Entergy Louisiana requested SEC approval to return up to $350 million of common equity capital to Entergy Corporation in order to maintain Entergy Louisiana's current capital structure. In December 2002, Entergy Louisiana repurchased $120 million of common stock from Entergy Corporation and paid a dividend of $122.6 million pursuant to the SEC approval. The provisions of the settlement provide that the LPSC shall not recognize or use Entergy Louisiana's use of this cash in setting any of Entergy Louisiana's rates. Therefore, to the extent Entergy Louisiana's use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes. The SEC approval for additional return of equity capital is now expired.

Entergy Louisiana's receivables from or (payables) to the money pool were as follows as of December 31 for each of the following years:

2003	2002	2001	2000
(In Thousands)

($41,317)	$18,854	$3,812	$22,907

Money pool activity provided $60.2 million of Entergy Louisiana's operating cash flow in 2003, used $15.0 million in 2002, and provided $19.1 million in 2001. See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Investing Activities

The increase of $56.0 million in net cash used by investing activities in 2003 was primarily due to increased spending of $47.9 million on customer service, transmission, and nuclear projects.

Financing Activities

The decrease of $105.5 million in net cash used by financing activities in 2003 was primarily due to:

    a decrease of $125.9 million in common stock dividends paid; and
    the repurchase of $120 million of common stock from Entergy Corporation in 2002.

The decrease in net cash used was partially offset by the following:

    the retirement in 2003, at maturity, of $150 million of 8.5% Series First Mortgage Bonds using cash on hand and the retirement of $110.95 million of 5.35% Series St. Charles Parish Bonds using a combination of cash on hand and short-term borrowings compared to the net retirement of $134.6 million in 2002; and
    principal payments of $35.4 million in 2003 for the Waterford 3 Lease Obligation compared to principal payments of $15.9 million in 2002.

The increase of $340.3 million in net cash used by financing activities in 2002 was primarily due to:

    the net retirement of an additional $120.9 million of first mortgage bonds in 2002;

    an increase in common stock dividends paid of $136.8 million; and

    the repurchase of $120 million of common stock from Entergy Corporation.

See Note 5 to the domestic utility companies and System Energy financial statements for details of long-term debt.

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

Following are the amounts of Entergy Louisiana's planned construction and other capital investments, existing debt and lease obligations, and other purchase obligations:
	2004	2005-2006	2007-2008	After 2008	Total
	(In Millions)
Planned construction and
capital investment (1)	$454	$375	N/A	N/A	$829
Long-term debt	$15	$55	$115	$717	$902
Operating leases	$13	$12	$4	$2	$31
Purchase obligations (2)	$1,062	$821	$580	$1,649	$4,112
Nuclear fuel lease obligations (3)	$36	$30	N/A	N/A	$66

(1)

Includes $150 million each year for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

As defined by SEC rule. For Entergy Louisiana almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Vidalia purchased power agreement and the Unit Power Sales Agreement, both of which are discussed in Note 9 to the domestic utility companies and System Energy financial statements.

(3)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

The planned capital investment estimate for Entergy Louisiana reflects capital required to support existing business and customer growth. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, and the ability to access capital. Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Notes 5, 7, and 9 to the domestic utility companies and System Energy financial statements.

In January 2004, Entergy Louisiana signed an agreement to acquire the 718 MW Perryville power plant for $170 million. The plant is owned by a subsidiary of Cleco Corporation, which subsidiary submitted a bid in response to Entergy's Fall 2002 request for proposals for supply-side resources. The signing of the agreement followed a voluntary Chapter 11 bankruptcy filing by the plant's owner. Entergy expects that Entergy Louisiana will own 100 percent of the Perryville plant, and that Entergy Louisiana will sell 75 percent of the output to Entergy Gulf States under a long-term cost-of-service power purchase agreement. The purchase of the plant, expected to be completed by December 2004, is contingent upon obtaining necessary approvals from the bankruptcy court and from state and federal regulators, including approval of full cost recovery, giving consideration to the need for the power and the prudence of Entergy Louisiana and Entergy Gulf States for engaging in the transaction. In addition, Entergy Louisiana and Entergy Gulf States executed an interim power purchase agreement with the plant's owner through the date of the acquisition's closing (so long as that occurs by September 2005) for 100 percent of the output of the Perryville plant.

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

All debt and common and preferred stock issuances by Entergy Louisiana require prior regulatory approval. Preferred stock and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Short-term borrowings by Entergy Louisiana, including borrowings under the money pool, are limited to an amount authorized by the SEC, $225 million. Under the SEC order authorizing the short-term borrowing limits, Entergy Louisiana cannot incur new short-term indebtedness if its common equity would comprise less than 30% of its capital. In addition, Entergy Louisiana is restricted from publicly issuing new long-term debt unless its senior secured debt will be rated as investment grade. Entergy Louisiana has a 364-day credit facility available expiring May 2004 in the amount of $15 million of which none was drawn at December 31, 2003. See Note 4 to the domestic utility companies and System Energy financial statements for further discussion of Entergy Louisiana's short-term borrowing limits.

Significant Factors and Known Trends

Utility Restructuring

Major changes are occurring in the wholesale and retail electric utility business, including in the electric transmission business. In a July 2001 report to the LPSC, the LPSC staff concluded that retail competition is not in the public interest at this time for any customer class. Nevertheless, the LPSC staff recommended that retail open access be made available for certain large industrial customers as early as January 2003. An eligible customer choosing to go to competition would be required to provide its utility with a minimum of six months notice prior to the date of retail open access. The LPSC staff report also recommended that all customers who do not currently co- or self-generate, or have co- or self-generation under construction as of a date to be specified by the LPSC, remain liable for their share of stranded costs. During its October 2001 meeting, the LPSC adopted dates by which a total of 800 MW of co- or self-generation could be developed in Louisiana without being affected by stranded costs. During its November 2001 meeting, the LPSC decided not to adopt a plan for retail open access at this time, but to have collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. No further action has been taken by the LPSC at this time.

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

In January 2004, Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase of approximately $167 million. In that filing, Entergy Louisiana noted that approximately $73 million of the base rate increase was attributable to the acquisition of a generating station and certain power purchase agreements that, based on current natural gas prices, would produce fuel and purchased power savings for customers that substantially mitigate the impact of the requested base rate increase. The filing also requested an allowed ROE of 11.4%. Entergy Louisiana's previously authorized ROE midpoint currently in effect is 10.5%. A procedural schedule has not yet been established.

Performance-based formula rate plan filings expired in 2001 for Entergy Louisiana. In conjunction with the LPSC staff, Entergy Louisiana continues to pursue development of a generation incentive structure.

In addition to rate proceedings, Entergy Louisiana's fuel costs recovered from customers are subject to regulatory scrutiny. This regulatory risk represents Entergy Louisiana's largest potential exposure to price changes in the commodity markets.

Entergy Louisiana's retail rate matters and proceedings, including fuel cost recovery-related issues, are discussed in Note 2 to the domestic utility companies and System Energy financial statements.

System Agreement Proceedings

The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement. Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

The LPSC and the Council commenced a proceeding at FERC in June 2001. Pursuant to a settlement agreement approved by the City Council in May 2003, the City Council withdrew as a complainant from the proceeding, but continues to participate as an intervenor. In this proceeding, the LPSC alleges that the rough production cost equalization required by FERC under the System Agreement and the Unit Power Sales Agreement has been disrupted by changed circumstances. The LPSC requests that FERC amend the System Agreement or the Unit Power Sales Agreement or both to achieve full production cost equalization or to restore rough production cost equalization. The complaint does not seek a change in the total amount of the costs allocated by either the System Agreement or the Unit Power Sales Agreement. In addition the LPSC alleges that provisions of the System Agreement relating to minimum-run and must-run units, the methodology of billing versus dispatch, and the use of a rolling twelve-month average of system peaks, increase costs paid by ratepayers in the LPSC's jurisdiction. Several parties intervened in the proceeding, including the APSC and the MPSC. The APSC and the MPSC responses opposed the relief sought by the LPSC.

In its complaint, the LPSC alleges that Entergy Louisiana's annual production costs over the period 2002 to 2007 will be $132 million to $139 million over the average for the domestic utility companies. This range of results is a function of assumptions regarding such things as future natural gas prices, the future market price of electricity, and other factors. If FERC grants the relief requested by the LPSC, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the average and a material decrease in production costs allocated to companies whose costs currently are projected to exceed the average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy Louisiana, although neither the timing nor the outcome of the proceedings at FERC can be predicted at this time. In February 2002, the FERC set the matter for hearing and established a refund effective period consisting of the 15 months following September 13, 2001. A subsequent extension of the procedural schedule extended the refund effective period by 120 days.

In January 2003 the domestic utility companies filed testimony in the case, showing that over the life of the System Agreement the relative total production costs of the domestic utility companies are roughly equal, and suggesting that no changes to the System Agreement such as those sought by the LPSC are appropriate. In April 2003, witnesses on behalf of the FERC staff filed testimony in the proceeding suggesting that full production cost equalization should not be adopted by the FERC in this case, and that when measured over a suitably long period, the total production costs of the domestic utility companies were roughly equal and were likely to remain so, given the Entergy System's proposed resource plan. Hearings in the proceeding ended in late-August 2003. The Initial Decision of the FERC ALJ was released on February 6, 2004. The ALJ concludes that full production cost equalization should not be implemented; that the Entergy System currently is not in rough production cost equalization and is not likely to be in rough production cost equalization for the foreseeable future; and that the appropriate remedy to achieve rough equalization is to have the low cost companies compensate the high cost companies whenever one or more companies' annual total production costs from 2003 forward differ by more than +/- 7.5% from the Entergy System average annual total production costs, or whenever the three year average of one or more companies' total production costs (commencing with the three years 2004 through 2006, and yearly thereafter) differ by more than +/- 5% from the Entergy System average total production costs during any three year cycle. In the calculation of what each company's total production costs are, the ALJ determined that the full cost of Vidalia project power purchases by Entergy Louisiana should be included, but the ALJ rejected other adjustments proposed by the LPSC. Also, the ALJ determined that the average of the four highest monthly demand peaks for the year (4 CP) should be used for calculating reserve sharing costs, rather than the current 12 CP method. Finally, the ALJ determined that there is no valid issue concerning "billing versus dispatch" in the rate schedule by which exchange energy is priced, MSS-3, that MSS-3 has not been misapplied or misinterpreted by Entergy, and that MSS-3 should not be changed.  The ALJ's Initial Decision did not specifically address refund exposure.

Entergy continues to assess the potential effects of the ALJ's Initial Decision, and how it will respond to the decision. It appears that the shift in total production costs under the terms of the ALJ's Initial Decision would not be as great as that sought in the LPSC's complaint, but would still be substantial. As an Initial Decision, it is not a FERC order, and Entergy and the other parties in the proceeding will have additional opportunities to explain their positions in the proceeding prior to the issuance of a FERC decision. FERC does not have a deadline by which it has to decide the proceeding and management does not expect a FERC decision before the fourth quarter 2004.

On February 10, 2004, the APSC issued an "Order of Investigation," in which it discusses the negative effect that implementation of the FERC ALJ's Initial Decision would have on Entergy Arkansas' customers. The APSC order includes a preliminary estimate that the FERC ALJ's Initial Decision would shift approximately $125 million of costs for the year 2003 to Entergy Arkansas' retail customers, and would shift an average of approximately $113 million per year for the years 2004-2011 to Entergy Arkansas' retail customers. The APSC order establishes an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interest of its customers, and whether there are steps that Entergy Arkansas or the APSC can take "to protect [Entergy Arkansas' customers] from future attempts by Louisiana, or any other Entergy retail regulator, to shift its high costs to Arkansas." Entergy Arkansas' initial testimony in the proceeding is due in April 2004.

In addition to the APSC's Order of Investigation, Entergy's retail regulators have and may continue to question the prudence and other aspects of Entergy System or domestic utility company contracts or assets that may not be subject to their respective jurisdictions. For instance, in its Order of Investigation, the APSC discusses aspects of Entergy Louisiana's power purchases from the Vidalia project, and the APSC has publicly announced its intention to initiate an inquiry into the Vidalia purchase power contract. Entergy believes that any such inquiry would have to occur at the FERC.

The LPSC instituted a companion ex-parte System Agreement investigation to litigate several of the System Agreement issues that the LPSC is litigating before the FERC in the previously discussed System Agreement proceeding. This companion proceeding will require the LPSC to interpret various provisions of the System Agreement, including those relating to minimum-run and must-run units, the propriety of the methods used for billing and dispatch on the Entergy System, and the use of a rolling, twelve-month average of system peaks for allocating certain costs. In addition, by this companion proceeding the LPSC is questioning whether Entergy Louisiana and Entergy Gulf States were prudent for not seeking changes to the System Agreement previously, so as to lower costs imposed upon their ratepayers and to increase costs imposed upon ratepayers of other domestic utility companies. The LPSC staff has filed testimony suggesting that the remedy for the alleged imprudence of Entergy Louisiana and Entergy Gulf States should be a reduction in allowed rate of return on common equity of 100 basis points. The domestic utility companies have challenged the propriety of the LPSC's litigating System Agreement issues. Nevertheless, on January 16, 2002 the LPSC affirmed a decision of its ALJ upholding the LPSC staff's right to litigate System Agreement issues at the LPSC, rather than before the FERC. The procedural schedule is suspended at this time and an evidentiary hearing is not scheduled. An unrelated case between the LPSC and Entergy Louisiana raised the question of whether a state regulator is pre-empted by federal law from reviewing and interpreting FERC rate schedules that are part of the System Agreement, and from subsequently enforcing that interpretation. The LPSC interpreted a System Agreement rate schedule in the unrelated case, and then sought to enforce its interpretation. The Louisiana Supreme Court affirmed. In 2003, the U.S. Supreme Court ruled in Entergy Louisiana's favor and reversed the decisions of the LPSC and the Louisiana Supreme Court.

Industrial and Commercial Customers

Entergy Louisiana's large industrial and commercial customers continually explore ways to reduce their energy costs. In particular, cogeneration is an option available to a portion of Entergy Louisiana's industrial customer base. Entergy Louisiana responds by working with industrial and commercial customers and negotiating electric service contracts to provide competitive rates that match specific customer needs and load profiles. Despite these actions, Entergy Louisiana lost a large industrial customer to cogeneration in late 2002. The customer accounted for approximately 2% of its net revenue in 2001. Entergy Louisiana actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial energy demand, from both existing and new customers. Entergy Louisiana does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Louisiana's marketing efforts in retaining industrial customers.

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

Prior to the implementation of SFAS 143, the obligations recorded by Entergy Louisiana for decommissioning were classified as a component of accumulated depreciation. The amounts recorded for these obligations were comprised of collections from customers and earnings on the trust funds.

SFAS 143

Entergy Louisiana implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Nuclear decommissioning costs comprise substantially all of Entergy Louisiana's asset retirement obligations, and the measurement and recording of Entergy Louisiana's decommissioning obligations outlined above changed significantly with the implementation of SFAS 143. The most significant differences in the measurement of these obligations are outlined below:

    Recording of full obligation - SFAS 143 requires that the fair value of an asset retirement obligation be recorded when it is incurred. This caused the recorded decommissioning obligation of Entergy Louisiana to increase significantly, as Entergy Louisiana had previously only recorded this obligation as the related costs were collected from customers, and as earnings were recorded on the related trust funds.

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

The net effect of implementing this standard for Entergy Louisiana was recorded as a regulatory asset, with no resulting impact on Entergy Louisiana's net income. Entergy Louisiana recorded this regulatory asset because its existing rate mechanism is based on the original or historical cost standard that allows Entergy Louisiana to recover all ultimate costs of decommissioning existing assets from current and future customers. Upon implementation, assets and liabilities increased by approximately $305 million in 2003 as a result of recording the asset retirement obligation at its fair value of $305 million as determined under SFAS 143, increasing total utility plant by $99 million, reducing accumulated depreciation by $82 million, and recording the related regulatory asset of $124 million.

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

Entergy reviews these assumptions on an annual basis and adjusts them as necessary. The falling interest rate environment and poor performance of the financial equity markets over the past several years have impacted Entergy's funding and reported costs for these benefits. In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

In selecting an assumed discount rate, Entergy reviews market yields on high-quality corporate debt. Based on recent market trends, Entergy reduced its discount rate from 7.5% in 2001 and 6.75% in 2002 to 6.25% in 2003. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the 2003 accumulated postretirement benefit obligation. The assumed health care cost trend rate is a 10% increase in health care costs in 2004 gradually decreasing each successive year until it reaches a 4.5% annual increase in health care costs in 2010 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 66% equity securities, 30% fixed income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 45% equity securities and 55% fixed income securities. Based on recent market trends, Entergy decreased its expected long-term rate of return on plan assets from 9% in 2001 to 8.75% for 2002 and 2003. The trend of reduced inflation caused Entergy to reduce its assumed rate of increase in future compensation levels from 4.6% in 2001 to 3.25% in 2002 and 2003.

Cost Sensitivity

The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Pension Cost	Impact on Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$215	$11,016
Rate of return on plan assets	(0.25%)	$826	-
Rate of increase in compensation	0.25%	$287	$2,756

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$540	$2,763
Discount rate	(0.25%)	$321	$3,191

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

Costs and Funding

Total pension cost for Entergy Louisiana in 2003 was $3.6 million, including a $5.4 million charge related to the Voluntary Severance Program. Entergy Louisiana is projecting 2004 pension cost to be $2.3 million due to a decrease in the discount rate from 6.75% to 6.25% and the phased-in effect of poor asset performance. Entergy Louisiana was not required to make contributions to its pension plan in 2003, however it anticipates making $8.6 million in contributions in 2004.

Due to negative pension plan asset returns from 2000 to 2002, Entergy Louisiana's accumulated benefit obligation at December 31, 2002 exceeded plan assets. As a result, Entergy Louisiana was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2003 Entergy Louisiana reversed its additional minimum liability of $44.2 and the offsetting intangible asset of $5.4 million and regulatory asset of $38.8 million that were recorded at December 31, 2002. Net income for 2003 and 2002 were not impacted.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2003 were $19.4 million, including a $5.5 million charge related to the Voluntary Severance Program. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending. Entergy Louisiana expects 2004 postretirement health care and life insurance benefit costs to approximate $13.1 million.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Entergy Louisiana, Inc.:

We have audited the accompanying balance sheets of Entergy Louisiana, Inc. as of December 31, 2003 and 2002, and the related statements of income, retained earnings, and cash flows (pages 211 through 216 and applicable items in pages 270 through 331) for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 9 to the notes to respective financial statements, Entergy Louisiana, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, in 2003.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2004

                         ENTERGY LOUISIANA, INC.
                            INCOME STATEMENTS

                                                         For the Years Ended December 31,
                                                           2003         2002        2001
                                                                   (In Thousands)

               OPERATING REVENUES
Domestic electric                                       $2,165,570   $1,815,352  $1,901,913
                                                        ----------   ----------  ----------
               OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              525,645      436,568     620,415
   Purchased power                                         668,337      438,627     410,435
   Nuclear refueling outage expenses                        11,130       11,502      12,624
   Other operation and maintenance                         376,770      340,803     299,532
Decommissioning                                             20,569       10,422      10,422
Taxes other than income taxes                               70,084       60,698      77,376
Depreciation and amortization                              192,972      182,871     171,217
Other regulatory charges (credits) - net                    (2,160)      17,219     (24,738)
                                                        ----------   ----------  ----------
TOTAL                                                    1,863,347    1,498,710   1,577,283
                                                        ----------   ----------  ----------

OPERATING INCOME                                           302,223      316,642     324,630
                                                        ----------   ----------  ----------

                  OTHER INCOME
Allowance for equity funds used during construction          6,900        5,195       4,531
Interest and dividend income                                 8,820        7,668       6,234
Miscellaneous - net                                         (3,100)      (3,244)     (3,904)
                                                        ----------   ----------  ----------
TOTAL                                                       12,620        9,619       6,861
                                                        ----------   ----------  ----------

           INTEREST AND OTHER CHARGES
Interest on long-term debt                                  73,227       98,242     104,187
Other interest - net                                         3,529        2,425      11,889
Allowance for borrowed funds used during construction       (5,475)      (3,880)     (3,422)
                                                        ----------   ----------  ----------
TOTAL                                                       71,281       96,787     112,654
                                                        ----------   ----------  ----------

INCOME BEFORE INCOME TAXES                                 243,562      229,474     218,837

Income taxes                                                97,408       84,765      86,287
                                                        ----------   ----------  ----------

NET INCOME                                                 146,154      144,709     132,550

Preferred dividend requirements and other                    6,714        6,714       7,495
                                                        ----------   ----------  ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                              $139,440     $137,995    $125,055
                                                        ==========   ==========  ==========
See Notes to Respective Financial Statements.

   (Page left blank intentionally)

                            ENTERGY LOUISIANA, INC.
                           STATEMENTS OF CASH FLOWS

                                                                For the Years Ended December 31,
                                                                2003         2002        2001
                                                                         (In Thousands)

                 OPERATING ACTIVITIES
Net income                                                     $146,154     $144,709    $132,550
Noncash items included in net income:
  Reserve for regulatory adjustments                              1,858            -     (11,456)
  Other regulatory charges (credits) - net                       (2,160)      17,219     (24,738)
  Depreciation, amortization, and decommissioning               213,541      193,293     181,639
  Deferred income taxes and investment tax credits              859,157       39,849     (27,382)
  Allowance for equity funds used during construction            (6,900)      (5,195)     (4,531)
Changes in working capital:
  Receivables                                                    (4,418)     (68,936)    131,313
  Accounts payable                                               49,028        7,370     (50,121)
  Taxes accrued                                                (804,805)     779,590      (2,897)
  Interest accrued                                              (10,324)      (3,971)     (1,012)
  Deferred fuel costs                                           (56,211)     (41,891)    151,544
  Other working capital accounts                                 10,395     (118,718)    (71,119)
Provision for estimated losses and reserves                      12,194        5,818       4,321
Changes in other regulatory assets                               59,169      (23,879)      2,569
Other                                                           (52,739)     110,519      19,835
                                                               --------   ----------    --------
Net cash flow provided by operating activities                  413,939    1,035,777     430,515
                                                               --------   ----------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                      (257,754)    (209,826)   (203,059)
Allowance for equity funds used during construction               6,900        5,195       4,531
Nuclear fuel purchases                                          (41,525)     (50,473)          -
Proceeds from sale/leaseback of nuclear fuel                     41,525       50,473           -
Decommissioning trust contributions and realized
    change in trust assets                                      (17,506)     (13,854)    (13,651)
Changes in other investments - net                                  (12)       6,152      (6,152)
                                                               --------   ----------    --------
Net cash flow used in investing activities                     (268,372)    (212,333)   (218,331)
                                                               --------   ----------    --------

                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                          -      144,679           -
Retirement of long-term debt                                   (296,366)    (300,617)    (35,088)
Redemption of preferred stock                                         -            -     (35,000)
Repurchase of common stock                                            -     (120,000)          -
Dividends paid:
  Common stock                                                 (145,500)    (271,400)   (134,600)
  Preferred stock                                                (6,714)      (6,714)     (9,047)
                                                               --------   ----------    --------
Net cash flow used in financing activities                     (448,580)    (554,052)   (213,735)
                                                               --------   ----------    --------

Net increase (decrease) in cash and cash equivalents           (303,013)     269,392      (1,551)

Cash and cash equivalents at beginning of period                311,800       42,408      43,959
                                                               --------   ----------    --------

Cash and cash equivalents at end of period                       $8,787     $311,800     $42,408
                                                               ========   ==========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                          $84,089      $99,998    $110,971
  Income taxes                                                  $35,128    ($781,540)   $111,507

See Notes to Respective Financial Statements.

                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                                  ASSETS

                                                                             December 31,
                                                                         2003        2002
                                                                           (In Thousands)

                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                    $8,787      $15,130
  Temporary cash investments - at cost,
    which approximates market                                                  -      296,670
                                                                      ----------   ----------
        Total cash and cash equivalents                                    8,787      311,800
                                                                      ----------   ----------
Accounts receivable:
  Customer                                                                93,393       95,009
  Allowance for doubtful accounts                                         (4,487)      (4,090)
  Associated companies                                                     9,074       30,722
  Other                                                                   12,334       17,949
  Accrued unbilled revenues                                              138,164      104,470
                                                                      ----------   ----------
    Total accounts receivable                                            248,478      244,060
                                                                      ----------   ----------
Deferred fuel costs                                                       30,609            -
Accumulated deferred income taxes                                              -        4,400
Materials and supplies - at average cost                                  74,349       78,327
Deferred nuclear refueling outage costs                                   19,226       10,017
Prepayments and other                                                     67,623      117,720
                                                                      ----------   ----------
TOTAL                                                                    449,072      766,324
                                                                      ----------   ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                      14,230       14,230
Decommissioning trust funds                                              151,996      125,054
Non-utility property - at cost (less accumulated depreciation)            21,307       21,489
Other                                                                      2,177        2,165
                                                                      ----------   ----------
TOTAL                                                                    189,710      162,938
                                                                      ----------   ----------

                       UTILITY PLANT
Electric                                                               5,836,914    5,557,776
Property under capital lease                                             250,102      241,071
Construction work in progress                                            172,405      147,122
Nuclear fuel under capital lease                                          65,066       50,893
                                                                      ----------   ----------
TOTAL UTILITY PLANT                                                    6,324,487    5,996,862
Less - accumulated depreciation and amortization                       2,686,778    2,502,785
                                                                      ----------   ----------
UTILITY PLANT - NET                                                    3,637,709    3,494,077
                                                                      ----------   ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                        156,111      157,642
  Other regulatory assets                                                217,689      145,205
Long-term receivables                                                      1,511        1,511
Other                                                                     22,737       26,007
                                                                      ----------   ----------
TOTAL                                                                    398,048      330,365
                                                                      ----------   ----------

TOTAL ASSETS                                                          $4,674,539   $4,753,704
                                                                      ==========   ==========
See Notes to Respective Financial Statements.

                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            December 31,
                                                                         2003        2002
                                                                           (In Thousands)

                    CURRENT LIABILITIES
Currently maturing long-term debt                                        $14,809     $296,366
Accounts payable:
  Associated companies                                                   101,191       54,622
  Other                                                                  121,875      119,416
Customer deposits                                                         61,215       63,255
Accumulated deferred income taxes                                            566            -
Interest accrued                                                          20,229       30,553
Deferred fuel costs                                                            -       25,602
Obligations under capital leases                                          35,506       33,927
Other                                                                      5,110        8,941
                                                                      ----------   ----------
TOTAL                                                                    360,501      632,682
                                                                      ----------   ----------

                  NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued                    1,728,156    1,695,570
Accumulated deferred investment tax credits                              101,258      106,539
Obligations under capital leases                                          29,560       16,966
Other regulatory liabilities                                              12,204        6,601
Decommissioning and retirement cost liabilities                          352,120      148,551
Accumulated provisions                                                    86,534       74,340
Long-term debt                                                           887,687      902,353
Other                                                                     47,981       95,504
                                                                      ----------   ----------
TOTAL                                                                  3,245,500    3,046,424
                                                                      ----------   ----------

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                     100,500      100,500
Common stock, no par value, authorized 250,000,000
  shares; issued 165,173,180 shares in 2003 and 2002                   1,088,900    1,088,900
Capital stock expense and other                                           (1,718)      (1,718)
Retained earnings                                                            856        6,916
Less - treasury stock, at cost (18,202,573 shares in 2003 and 2002)      120,000      120,000
                                                                      ----------   ----------
TOTAL                                                                  1,068,538    1,074,598
                                                                      ----------   ----------

Commitments and Contingencies

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,647,539   $4,753,704
                                                                      ==========   ==========
See Notes to Respective Financial Statements.

       ENTERGY LOUISIANA, INC.
   STATEMENTS OF RETAINED EARNINGS

                                             For the Years Ended December 31,
                                               2003      2002        2001
                                                    (In Thousands)

Retained Earnings, January 1                   $6,916   $140,321   $150,319

  Add:
    Net income                                146,154    144,709    132,550

  Deduct:
    Dividends declared:
      Preferred stock                           6,714      6,714      7,495
      Common stock                            145,500    271,400    134,600
    Capital stock expenses                          -          -        453
                                             --------   --------   --------
        Total                                 152,214    278,114    142,548
                                             --------   --------   --------

Retained Earnings, December 31                   $856     $6,916   $140,321
                                             ========   ========   ========

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.

SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2003	2002	2001	2000	1999
	(In Thousands)

Operating revenues	$2,165,570	$1,815,352	$1,901,913	$2,062,437	$1,806,594
Net income	$146,154	$144,709	$132,550	$162,679	$191,770
Total assets	$4,674,539	$4,753,704	$4,149,701	$4,289,409	$4,084,650
Long-term obligations (1)	$917,247	$919,319	$1,197,473	$1,411,345	$1,274,006

(1)	Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2003 Compared to 2002

Net income increased $14.7 million primarily due to an increase in net revenue, partially offset by an increase in depreciation and amortization expenses, decreased interest income, and increased other operation and maintenance expenses.

2002 Compared to 2001

Net income increased $12.8 million primarily due to an increase in net revenue and decreased interest charges, partially offset by a decrease in interest income, an increase in depreciation and amortization expenses, and an increase in other operation and maintenance expenses.

Net Revenue

2003 Compared to 2002

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing 2003 to 2002.

(In Millions)

2002 net revenue	$380.2
Base rates	48.3
Other	(1.9)
2003 net revenue	$426.6

The increase in base rates was effective January 2003. The rate increase is discussed in Note 2 to the domestic utility companies and System Energy's financial statements.

Gross operating revenue, fuel and fuel-related expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

    the base rate increase effective January 2003; and

    an increase of $29.7 million in fuel cost recovery revenues due to quarterly changes in the fuel factor resulting from increases in market prices of natural gas and purchased power.

The increase was partially offset by a decrease of $35.9 million in gross wholesale revenue as a result of decreased generation and purchases that resulted in less energy available for resale sales.

Fuel and fuel-related expenses decreased primarily due to the under-recovery of fuel and purchased power costs and decreased generation, partially offset by an increase in the market price of purchased power.

Other regulatory charges (credits) have no material effect on net income due to recovery and/or refund of such expenses. Other regulatory charges increased primarily due to an over-recovery of deferred capacity charges related to the Grand Gulf rate rider and the cessation of the Grand Gulf Accelerated Recovery Tariff that was suspended in July 2003.

2002 Compared to 2001

Following is an analysis of the change in net revenue comparing 2002 to 2001.

(In Millions)

2001 net revenue	$342.8
Volume/weather	10.1
Forfeiture and service revenue	9.1
Price	3.1
Other	15.1
2002 net revenue	$380.2

The volume/weather variance is due to increased electricity usage in the service territory and the effect of more favorable weather. Billed usage increased a total of 208 GWh in all sectors.

Forfeiture and service revenue increased due to new customer fees and late charges.

The price variance increase is a result of a formula rate plan revenue increase effective May 2002.

Gross operating revenue, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues decreased primarily due to:

    a decrease of $64.5 million in fuel recovery revenues primarily due to lower fuel factors resulting from decreases in the market prices of natural gas and purchased power; and

    a decrease of $47.3 million in gross wholesale revenue as a result of decreased generation and purchases that resulted in less energy available for resale sales.

Fuel and purchased power expenses decreased primarily due to:

    the displacement of oil generation by lower priced gas generation. Oil generation was used in 2001 due to significant increases in the market price of natural gas;

    a decrease in generation; and

    a decrease in the average market price of purchased power.

Other regulatory credits decreased primarily due to the settlement of the System Energy rate proceeding in 2001 which ceased the deferral of costs associated with purchases from System Energy.

Other Income Statement Variances

2003 Compared to 2002

Other operation and maintenance expenses increased due to:

    voluntary severance program accruals of $7.1 million; and

    an increase of $4.4 million in benefit costs.

These increases were partially offset by a decrease of $4.0 million in plant maintenance expense due to outage costs at a fossil plant in 2002.

Depreciation and amortization expense increased due to an increase in plant in service.

Interest and dividend income decreased as result of carrying charges associated with under-recovery of fuel during 2002.

2002 Compared to 2001

Other operation and maintenance expenses increased primarily due to:

    an increase of $5.5 million in plant maintenance expenses due to unscheduled outage costs at a fossil plant; and

    an increase of $5.0 million in benefit costs.

Depreciation and amortization expenses increased due to increased plant in service combined with revisions made to the useful lives of certain intangible plant assets to more appropriately reflect their actual lives, which lowered expense in 2001 in accordance with regulatory treatment.

Interest and dividend income decreased due to the System Energy refund in 2001 eliminating the need to accrue interest on the deferred System Energy costs that Entergy Mississippi was not recovering currently through rates.

Interest on long-term debt decreased primarily due to the retirement of $65 million of 6.875% Series First Mortgage Bonds in June 2002.

Income Taxes

The effective income tax rates for 2003, 2002, and 2001 were 33.9%, 25.4%, and 34.1%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	(In Thousands)

Cash and cash equivalents at beginning of period	$147,721	$54,048	$5,113

Cash flow provided by (used in):
Operating activities	253,288	156,868	178,110
Investing activities	(264,495)	(135,122)	(175,822)
Financing activities	(72,676)	71,927	46,647
Net increase (decrease) in cash and cash equivalents	(83,883)	93,673	48,935

Cash and cash equivalents at end of period	$63,838	$147,721	$54,048

Operating Activities

Cash flow from operations increased by $96.4 million in 2003 primarily due to a $78 million tax refund and increased net income, partially offset by money pool activity. Money pool activity decreased operating cash flow due to Entergy Mississippi's lending position in the money pool.

Cash flow from operations decreased by $21.2 million in 2002 due to the net effect of the System Energy refund, partially offset by increased net income and money pool activity.

Entergy Mississippi's receivables from or (payables) to the money pool were as follows as of December 31 for each of the following years:

2003	2002	2001	2000
(In Thousands)

$22,076	$8,702	$11,505	($30,719)

Money pool activity used $13.4 million of Entergy Mississippi's operating cash flows in 2003, provided $2.8 million of its operating cash flows in 2002, and used $42.2 million of its operating cash flows in 2001. See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Investing Activities

The increase of $129.4 million in net cash flow used in investing activities in 2003 was primarily due to cash used for other regulatory investments of $72.6 million as a result of under-recovered fuel and purchased power costs.

In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Under the MPSC's order, Entergy Mississippi has deferred until 2004 the collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003. The deferred amount of $77.6 million plus carrying charges will be collected over a twelve-month period beginning January 2004.

The increase was also due to other temporary cash investments of $18.6 million that provided cash in 2002 upon maturity.

The decrease of $40.7 million in net cash flow used in investing activities in 2002 was primarily due to other temporary cash investments of $18.6 million made in 2001 that provided cash in 2002 when they matured.

Financing Activities

The increase of $144.6 million in net cash flow used in financing activities in 2003 was primarily due to a decrease in net issuances of long-term debt.

The increase of $25.3 million in net cash flow provided by financing activities in 2002 was primarily due to an increase in net issuances of long-term debt, partially offset by an increase in dividends paid of $7.7 million

See Note 5 to the domestic utility companies and System Energy financial statements for details on long-term debt.

Uses of Capital

Entergy Mississippi requires capital resources for:

    construction and other capital investments;

    debt and preferred stock maturities;

    working capital purposes, including the financing of fuel and purchased power costs; and

    dividend and interest payments.

Following are the amounts of Entergy Mississippi's planned construction and other capital investments, and existing debt obligations:

	2004	2005-2006	2007-2008	After 2008	Total
	(In Millions)
Planned construction and
capital investment (1)	$150	$263	N/A	N/A	$413
Long-term debt	$75	-	$180	$475	$730
Operating leases	$7	$10	$2	$1	$20
Purchase obligations (2)	$203	$390	$389	$2,587	$3,569

(1)

Consists almost entirely of maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

As defined by SEC rule. For Entergy Mississippi almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 9 to the domestic utility companies and System Energy financial statements.

The planned capital investment estimate for Entergy Mississippi reflects capital required to support existing business and customer growth. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, and the ability to access capital. Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Notes 5, 7, and 9 to the domestic utility companies and System Energy financial statements.

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly. Entergy Mississippi is restricted by its long-term debt indentures in the payment of cash dividends or other distributions on its common and preferred stock. As of December 31, 2003, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $41.9 million.

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
			$295,000

Proceeds from the $100 million issuance in March 2003 were used for general corporate purposes, including the retirement of short-term indebtedness and working capital needs. Higher fuel costs in the first quarter of 2003 contributed to the working capital needs. A portion of the proceeds from the other issuances, together with proceeds from the issuances of First Mortgage Bonds in October and November 2002 were used to redeem the following:

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

All debt and common and preferred stock issuances by Entergy Mississippi require prior regulatory approval. Preferred stock and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy Mississippi has sufficient capacity under these tests to meet its foreseeable capital needs.

Short-term borrowings by Entergy Mississippi, including borrowings under the money pool, are limited to an amount authorized by the SEC, of $160 million. Under the SEC order authorizing the short-term borrowing limits, Entergy Mississippi cannot incur new short-term indebtedness if the issuer's common equity would comprise less than 30% of its capital. Entergy Mississippi has a 364-day credit facility available expiring May 2004 in the amount of $25 million of which none was drawn at December 31, 2003. See Note 4 to the domestic utility companies and System Energy financial statements for further discussion of Entergy Mississippi's short-term borrowing limits.

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

State and Local Rate Regulation

The rates that Entergy Mississippi charges for its services are an important item influencing its financial position, results of operations, and liquidity. Entergy Mississippi is closely regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the MPSC, is primarily responsible for approval of the rates charged to customers. Entergy Mississippi did not have any new rate proceedings in 2003.

As approved by the MPSC, Entergy Mississippi implemented a $48.2 million rate increase effective January 2003.

Entergy Mississippi's fuel costs recovered from customers are subject to regulatory scrutiny. Entergy Mississippi's retail rate matters and proceedings, including fuel cost recovery-related issues are discussed more thoroughly in Note 2 to the domestic utility companies and System Energy financial statements.

System Agreement Proceedings

The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement. Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

The LPSC and the Council commenced a proceeding at FERC in June 2001. Pursuant to a settlement agreement approved by the City Council in May 2003, the City Council withdrew as a complainant from the proceeding, but continues to participate as an intervenor. In this proceeding, the LPSC alleges that the rough production cost equalization required by FERC under the System Agreement and the Unit Power Sales Agreement has been disrupted by changed circumstances. The LPSC requests that FERC amend the System Agreement or the Unit Power Sales Agreement or both to achieve full production cost equalization or to restore rough production cost equalization. The complaint does not seek a change in the total amount of the costs allocated by either the System Agreement or the Unit Power Sales Agreement. In addition the LPSC alleges that provisions of the System Agreement relating to minimum-run and must-run units, the methodology of billing versus dispatch, and the use of a rolling twelve-month average of system peaks, increase costs paid by ratepayers in the LPSC's jurisdiction. Several parties intervened in the proceeding, including the APSC and the MPSC. The APSC and the MPSC responses opposed the relief sought by the LPSC.

In its complaint, the LPSC alleges that Entergy Mississippi's annual production costs over the period 2002 to 2007 will be $27 million under to $13 million over the average for the domestic utility companies. This range of results is a function of assumptions regarding such things as future natural gas prices, the future market price of electricity, and other factors. If FERC grants the relief requested by the LPSC, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the average and a material decrease in production costs allocated to companies whose costs currently are projected to exceed the average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy Mississippi, although neither the timing nor the outcome of the proceedings at FERC can be predicted at this time. In February 2002, the FERC set the matter for hearing and established a refund effective period consisting of the 15 months following September 13, 2001. A subsequent extension of the procedural schedule extended the refund effective period by 120 days.

In January 2003 the domestic utility companies filed testimony in the case, showing that over the life of the System Agreement the relative total production costs of the domestic utility companies are roughly equal, and suggesting that no changes to the System Agreement such as those sought by the LPSC are appropriate. In April 2003, witnesses on behalf of the FERC staff filed testimony in the proceeding suggesting that full production cost equalization should not be adopted by the FERC in this case, and that when measured over a suitably long period, the total production costs of the domestic utility companies were roughly equal and were likely to remain so, given the Entergy System's proposed resource plan. Hearings in the proceeding ended in late-August 2003. The Initial Decision of the FERC ALJ was released on February 6, 2004. The ALJ concludes that full production cost equalization should not be implemented; that the Entergy System currently is not in rough production cost equalization and is not likely to be in rough production cost equalization for the foreseeable future; and that the appropriate remedy to achieve rough equalization is to have the low cost companies compensate the high cost companies whenever one or more companies' annual total production costs from 2003 forward differ by more than +/- 7.5% from the Entergy System average annual total production costs, or whenever the three year average of one or more companies' total production costs (commencing with the three years 2004 through 2006, and yearly thereafter) differ by more than +/- 5% from the Entergy System average total production costs during any three year cycle. In the calculation of what each company's total production costs are, the ALJ determined that the full cost of Vidalia project power purchases by Entergy Louisiana should be included, but the ALJ rejected other adjustments proposed by the LPSC. Also, the ALJ determined that the average of the four highest monthly demand peaks for the year (4 CP) should be used for calculating reserve sharing costs, rather than the current 12 CP method. Finally, the ALJ determined that there is no valid issue concerning "billing versus dispatch" in the rate schedule by which exchange energy is priced, MSS-3, that MSS-3 has not been misapplied or misinterpreted by Entergy, and that MSS-3 should not be changed. The ALJ's Initial Decision did not specifically address refund exposure.

Entergy continues to assess the potential effects of the ALJ's Initial Decision, and how it will respond to the decision. It appears that the shift in total production costs under the terms of the ALJ's Initial Decision would not be as great as that sought in the LPSC's complaint, but would still be substantial. As an Initial Decision, it is not a FERC order, and Entergy and the other parties in the proceeding will have additional opportunities to explain their positions in the proceeding prior to the issuance of a FERC decision. FERC does not have a deadline by which it has to decide the proceeding and management does not expect a FERC decision before the fourth quarter 2004.

On February 10, 2004, the APSC issued an "Order of Investigation," in which it discusses the negative effect that implementation of the FERC ALJ's Initial Decision would have on Entergy Arkansas' customers. The APSC order includes a preliminary estimate that the FERC ALJ's Initial Decision would shift approximately $125 million of costs for the year 2003 to Entergy Arkansas' retail customers, and would shift an average of approximately $113 million per year for the years 2004-2011 to Entergy Arkansas' retail customers. The APSC order establishes an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interest of its customers, and whether there are steps that Entergy Arkansas or the APSC can take "to protect [Entergy Arkansas' customers] from future attempts by Louisiana, or any other Entergy retail regulator, to shift its high costs to Arkansas." Entergy Arkansas' initial testimony in the proceeding is due in April 2004.

In addition to the APSC's Order of Investigation, Entergy's retail regulators have and may continue to question the prudence and other aspects of Entergy System or domestic utility company contracts or assets that may not be subject to their respective jurisdictions. For instance, in its Order of Investigation, the APSC discusses aspects of Entergy Louisiana's power purchases from the Vidalia project, and the APSC has publicly announced its intention to initiate an inquiry into the Vidalia purchase power contract. Entergy believes that any such inquiry would have to occur at the FERC.

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

Entergy reviews these assumptions on an annual basis and adjusts them as necessary. The falling interest rate environment and poor performance of the financial equity markets over the past several years have impacted Entergy's funding and reported costs for these benefits. In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

In selecting an assumed discount rate, Entergy reviews market yields on high-quality corporate debt. Based on recent market trends, Entergy reduced its discount rate from 7.5% in 2001 and 6.75% in 2002 to 6.25% in 2003. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the 2003 accumulated postretirement benefit obligation. The assumed health care cost trend rate is a 10% increase in health care costs in 2004 gradually decreasing each successive year until it reaches a 4.5% annual increase in health care costs in 2010 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 66% equity securities, 30% fixed income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 45% equity securities and 55% fixed income securities. Based on recent market trends, Entergy decreased its expected long-term rate of return on plan assets from 9% in 2001 to 8.75% for 2002 and 2003. The trend of reduced inflation caused Entergy to reduce its assumed rate of increase in future compensation levels from 4.6% in 2001 to 3.25% in 2002 and 2003.

Cost Sensitivity

The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Pension Cost	Impact on Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$252	$5,727
Rate of return on plan assets	(0.25%)	$441	-
Rate of increase in compensation	0.25%	$190	$1,410

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$276	$1,422
Discount rate	(0.25%)	$150	$1,626

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

Costs and Funding

Total pension cost for Entergy Mississippi in 2003 was $1.9 million, including a $1.9 million charge related to the Voluntary Severance Program. Entergy Mississippi is projecting 2004 pension cost to $2.3 million due to a decrease in the discount rate from 6.75% to 6.25% and the phased-in effect of poor asset performance. Entergy Mississippi was not required to make contributions to its pension plan in 2003, however, it anticipates making $3 million in contributions in 2004.

Due to negative pension plan asset returns from 2000 to 2002, Entergy Mississippi's accumulated benefit obligation at December 31, 2003 and 2002 exceeded plan assets. As a result, Entergy Mississippi was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2003 Entergy Mississippi reduced its additional minimum liability to $7.3 million from $13 million at December 31, 2002. Entergy Mississippi decreased its intangible asset for the unrecognized prior service cost to $0.9 million at December 31, 2003 from $3.2 million at December 31, 2002. Entergy Mississippi also decreased the regulatory asset to $6.4 million at December 31, 2003 from $9.8 million at December 31, 2002. Net income for 2003 and 2002 were not impacted.

Total postretirement health care and life insurance benefit costs for Entergy Mississippi in 2003 were $7 million, including a $1.3 million charge related to the Voluntary Severance Program. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending. Entergy Mississippi expects 2004 postretirement health care and life insurance benefit costs to approximate $5.2 million.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.:

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. as of December 31, 2003 and 2002, and the related statements of income, retained earnings, and cash flows (pages 230 through 234 and applicable items in pages 270 through 331) for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2004

                        ENTERGY MISSISSIPPI, INC.
                           INCOME STATEMENTS

                                                           For the Years Ended December 31,
                                                           2003           2002        2001
                                                                      (In Thousands)

               OPERATING REVENUES
Domestic electric                                        $1,035,360      $991,095   $1,093,741
                                                         ----------      --------   ----------
               OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               155,168       318,350      415,347
   Purchased power                                          449,971       315,963      365,540
   Other operation and maintenance                          174,192       170,052      155,646
Taxes other than income taxes                                47,734        47,993       47,956
Depreciation and amortization                                62,984        55,409       48,933
Other regulatory charges (credits) - net                      3,664       (23,438)     (29,993)
                                                         ----------      --------   ----------
TOTAL                                                       893,713       884,329    1,003,429
                                                         ----------      --------   ----------

OPERATING INCOME                                            141,647       106,766       90,312
                                                         ----------      --------   ----------

                  OTHER INCOME
Allowance for equity funds used during construction           4,576         3,844        2,559
Interest and dividend income                                  1,030         4,213       18,904
Miscellaneous - net                                          (2,242)       (2,572)      (2,915)
                                                         ----------      --------   ----------
TOTAL                                                         3,364         5,485       18,548
                                                         ----------      --------   ----------

           INTEREST AND OTHER CHARGES
Interest on long-term debt                                   43,879        42,580       46,950
Other interest - net                                          3,585         2,884        4,041
Allowance for borrowed funds used during construction        (3,942)       (3,467)      (2,215)
                                                         ----------      --------   ----------
TOTAL                                                        43,522        41,997       48,776
                                                         ----------      --------   ----------

INCOME BEFORE INCOME TAXES                                  101,489        70,254       60,084

Income taxes                                                 34,431        17,846       20,464
                                                         ----------      --------   ----------

NET INCOME                                                   67,058        52,408       39,620

Preferred dividend requirements and other                     3,369         3,369        3,082
                                                         ----------      --------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                $63,689       $49,039      $36,538
                                                         ==========      ========   ==========
See Notes to Respective Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                         STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended December 31,
                                                                   2003           2002         2001
                                                                             (In Thousands)

                  OPERATING ACTIVITIES
Net income                                                          $67,058       $52,408      $39,620
Noncash items included in net income:
  Reserve for regulatory adjustments                                    992             -
  Other regulatory charges (credits) - net                            3,664       (23,438)     (29,993)
  Depreciation and amortization                                      62,984        55,409       48,933
  Deferred income taxes and investment tax credits                   34,836        (7,940)     (68,133)
  Allowance for equity funds used during construction                (4,576)       (3,844)      (2,559)
Changes in working capital:
  Receivables                                                       (23,179)       (2,000)       1,059
  Fuel inventory                                                        575          (828)      (1,388)
  Accounts payable                                                    1,244        16,736      (46,976)
  Taxes accrued                                                      18,133       (10,576)        (378)
  Interest accrued                                                   (5,922)        2,027        4,568
  Deferred fuel costs                                                21,669        67,981       54,453
  Other working capital accounts                                     11,255       (22,897)      13,672
Provision for estimated losses reserves                              (1,137)          386          821
Changes in other regulatory assets                                   (9,061)       (6,028)     130,333
Other                                                                74,753        39,472       34,078
                                                                   --------      --------     --------
Net cash flow provided by operating activities                      253,288       156,868      178,110
                                                                   --------      --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                          (188,995)     (157,532)    (159,815)
Allowance for equity funds used during construction                   4,576         3,844        2,559
Changes in other temporary investments - net                         (7,506)       18,566      (18,566)
Other regulatory investments                                        (72,570)            -            -
                                                                   --------      --------     --------
Net cash flow used in investing activities                         (264,495)     (135,122)    (175,822)
                                                                   --------      --------     --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                        292,393       167,596       69,616
Retirement of long-term debt                                       (330,000)      (65,000)           -
Dividends paid:
  Common stock                                                      (31,700)      (27,300)     (19,600)
  Preferred stock                                                    (3,369)       (3,369)      (3,369)
                                                                   --------      --------     --------
Net cash flow provided by (used in) financing activities            (72,676)       71,927       46,647
                                                                   --------      --------     --------

Net increase (decrease) in cash and cash equivalents                (83,883)       93,673       48,935

Cash and cash equivalents at beginning of period                    147,721        54,048        5,113
                                                                   --------      --------     --------

Cash and cash equivalents at end of period                          $63,838      $147,721      $54,048
                                                                   ========      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                              $51,126       $40,572      $43,915
  Income taxes                                                     ($78,091)      $28,440      $88,657

See Notes to Respective Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                  ASSETS

                                                                             December 31,
                                                                         2003          2002
                                                                            (In Thousands)

                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                     $6,381       $10,782
Temporary cash investment - at cost
  which approximates market                                                57,457       136,939
                                                                       ----------    ----------
        Total cash and cash equivalents                                    63,838       147,721
                                                                       ----------    ----------
Other temporary investments                                                 7,506             -
Accounts receivable:
  Customer                                                                 59,729        52,480
  Allowance for doubtful accounts                                          (1,375)       (1,633)
  Associated companies                                                     25,935        11,978
  Other                                                                     6,400         6,434
  Accrued unbilled revenues                                                31,209        29,460
                                                                       ----------    ----------
    Total accounts receivable                                             121,898        98,719
                                                                       ----------    ----------
Deferred fuel costs                                                        89,078        38,177
Accumulated deferred income taxes                                               -         7,822
Fuel inventory - at average cost                                            5,077         5,652
Materials and supplies - at average cost                                   17,682        18,650
Prepayments and other                                                       9,583        18,777
                                                                       ----------    ----------
TOTAL                                                                     314,662       335,518
                                                                       ----------    ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                        5,531         5,531
Non-utility property - at cost (less accumulated depreciation)              6,466         6,594
                                                                       ----------    ----------
TOTAL                                                                      11,997        12,125
                                                                       ----------    ----------

                       UTILITY PLANT
Electric                                                                2,243,852     2,076,828
Property under capital lease                                                  136           175
Construction work in progress                                             108,829       102,783
                                                                       ----------    ----------
TOTAL UTILITY PLANT                                                     2,352,817     2,179,786
Less - accumulated depreciation and amortization                          837,492       797,249
                                                                       ----------    ----------
UTILITY PLANT - NET                                                     1,515,325     1,382,537
                                                                       ----------    ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                          28,964        18,250
  Other regulatory assets                                                  58,287        65,064
Other                                                                      20,064        18,878
                                                                       ----------    ----------
TOTAL                                                                     107,315       102,192
                                                                       ----------    ----------

TOTAL ASSETS                                                           $1,949,299    $1,832,372
                                                                       ==========    ==========
See Notes to Respective Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             December 31,
                                                                           2003          2002
                                                                            (In Thousands)

                    CURRENT LIABILITIES
Currently maturing long-term debt                                         $75,000      $255,000
Accounts payable:
  Associated companies                                                     62,705        50,973
  Other                                                                    28,212        38,700
Customer deposits                                                          33,861        33,264
Taxes accrued                                                              39,041        20,908
Accumulated deferred income taxes                                           7,120             -
Interest accrued                                                           13,772        19,694
Obligations under capital leases                                               41            39
Other                                                                       2,567         2,070
                                                                       ----------    ----------
TOTAL                                                                     262,319       420,648
                                                                       ----------    ----------

                  NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued                       385,395       292,809
Accumulated deferred investment tax credits                                15,092        16,497
Obligations under capital leases                                               95           136
Accumulated provisions                                                      6,876         8,013
Long-term debt                                                            654,956       510,104
Other                                                                      60,082        51,670
                                                                       ----------    ----------
TOTAL                                                                   1,122,496       879,229
                                                                       ----------    ----------

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                       50,381        50,381
Common stock, no par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares in 2003 and 2002        199,326       199,326
Capital stock expense and other                                               (59)          (59)
Retained earnings                                                         314,836       282,847
                                                                       ----------    ----------
TOTAL                                                                     564,484       532,495
                                                                       ----------    ----------

Commitments and Contingencies

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $1,949,299    $1,832,372
                                                                       ==========    ==========
See Notes to Respective Financial Statements.

                             ENTERGY MISSISSIPPI, INC.
                         STATEMENTS OF RETAINED EARNINGS

                                                  For the Years Ended December 31,
                                                   2003        2002        2001
                                                           (In Thousands)

Retained Earnings, January 1                      $282,847   $261,108    $244,170

  Add:
    Net income                                      67,058     52,408      39,620

  Deduct:
    Dividends declared:
      Preferred stock                                3,369      3,369       3,082
      Common stock                                  31,700     27,300      19,600
                                                  --------   --------    --------
        Total                                       35,069     30,669      22,682
                                                  --------   --------    --------

Retained Earnings, December 31                    $314,836   $282,847    $261,108
                                                  ========   ========    ========

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.

SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2003	2002	2001	2000	1999
	(In Thousands)

Operating revenues	$1,035,360	$991,095	$1,093,741	$937,371	$832,819
Net income	$67,058	$52,408	$39,620	$38,973	$41,588
Total assets	$1,949,299	$1,832,372	$1,683,026	$1,683,939	$1,460,017
Long-term obligations (1)	$655,051	$510,240	$589,937	$584,678	$464,756

(1)	Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income (Loss)

2003 Compared to 2002

Entergy New Orleans had net income of $7.9 million in 2003 compared to a net loss in 2002. The increase is due to an increase in net revenue and a decrease in interest expense, partially offset by increases in other operation and maintenance expenses and depreciation and amortization expenses.

2002 Compared to 2001

Entergy New Orleans experienced a smaller net loss in 2002 compared to 2001. The decreased net loss is primarily due to an increase in net revenue and a decrease in taxes other than income taxes, partially offset by increases in other operation and maintenance expenses, interest and other charges, and depreciation and amortization expenses.

Net Revenue

2003 Compared to 2002

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses, 2) other regulatory credits, and 3) amortization of rate deferrals. Following is an analysis of the change in net revenue comparing 2003 to 2002.
(In Millions)

2002 net revenue	$183.7
Base rates	15.9
Rate refund provisions	9.1
Other	(0.4)
2003 net revenue	$208.3

The increase in base rates was effective June 2003. The rate increase is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

Rate refund provisions increased net revenue due to larger accruals for potential rate actions and refunds in 2002.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

    an increase of $78.4 million in gross wholesale revenue primarily due to increased sales to affiliated systems;

    an increase of $43.0 million in gross natural gas revenue primarily due to an increase in the market price of natural gas and an increase in base rate revenue; and

    an increase of $19.8 million in gross retail electric revenue primarily due to an increase in base rate revenue and an increase in the market price of natural gas.

Fuel and purchased power expenses increased primarily due to an increase in the market price of natural gas.

2002 Compared to 2001

Following is an analysis of the change in net revenue comparing 2002 to 2001.
(In Millions)

2001 net revenue	$170.9
Volume/weather	6.9
Fuel price	11.0
Rate refund provisions	(7.3)
Other	2.2
2002 net revenue	$183.7

The volume/weather variance is due to increased electricity usage in the service territory. Billed usage increased a total of 258 GWh in the residential, commercial, and governmental sectors after adjusting for the effects of weather.

The fuel price variance is due to an increase in the price applied to unbilled sales.

Rate refund provisions decreased net revenue due to an increase in accruals for potential rate actions and refunds.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues decreased primarily due to decreased electric fuel cost recovery revenues of $81.4 million and decreased gas revenues of $44.8 million, both due to a decrease in the market price of natural gas.

Fuel and purchased power expenses decreased primarily due to decreases in the market price of natural gas and purchased power.

Other regulatory credits decreased primarily due to the following decreases:

    $5.5 million as a result of the completion of the Grand Gulf 1 Rate Deferral Plan in 2001;

    $3.7 million as a result of an over-recovery of Grand Gulf 1-related costs in 2002 compared to an under-recovery in 2001; and

    $3.3 million as a result of the deferral in 2001 of capacity charges included in purchased power costs for summer capacity that Entergy New Orleans expected to recover in the future.

Other Income Statement Variances

2003 Compared to 2002

Other operation and maintenance expenses increased primarily due to the following:

    voluntary severance program accruals of $4.7 million;

    an increase of $2.7 million in benefit costs;

    an increase of $2.2 million in billing, customer inquiry, and collection costs; and

    an increase of $2.0 million in maintenance outage costs at a fossil plant.

Depreciation and amortization expenses increased due to an increase in plant in service.

Miscellaneous - net decreased primarily due to a gain on the sale of a parcel of property at a non-operating plant site in 2002.

Interest and other charges decreased primarily due to interest accrued in 2002 for potential rate actions and refunds and a true-up of those accruals in May 2003.

2002 Compared to 2001

Other operation and maintenance expenses increased primarily due to the following:

    an increase of $2.6 million in benefit costs;

    an increase of $2.4 million in rate proceedings costs; and

    an increase of $2.1 million in fossil plant expenses due to increased asbestos litigation reserves in 2002 and the write-off of obsolete materials.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes of $5.9 million due to lower retail revenue.

Miscellaneous - net increased primarily due to a gain on the sale of a parcel of property at a non-operating plant site in 2002.

Interest charges increased $3.2 million primarily due to interest recorded for potential rate actions and refunds.

Income Taxes

The effective income tax rates for 2003, 2002, and 2001 were 42.8%, 64.7%, and 66.7%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	(In Thousands)

Cash and cash equivalents at beginning of period	$66,247	$38,184	$6,302

Cash flow provided by (used in):
Operating activities	7,194	72,143	77,706
Investing activities	(64,806)	(41,647)	(74,061)
Financing activities	(3,966)	(2,433)	28,237
Net increase (decrease) in cash and cash equivalents	(61,578)	28,063	31,882

Cash and cash equivalents at end of period	$4,669	$66,247	$38,184

Operating Activities

Cash flow from operations decreased by $64.9 million in 2003 compared to 2002 primarily due to decreased fuel cost recoveries and the timing of collection of receivables due to an increase in retail customer receivables days outstanding.

Cash flow from operations decreased by $5.6 million in 2002 compared to 2001 primarily due to the payment of the System Energy refund to customers in the first quarter of 2002 partially offset by an increase in payables in 2002 compared to 2001 due to the timing of fuel payments.

Entergy New Orleans' receivables from or (payables) to the money pool were as follows as of December 31 for each of the following years:
2003	2002	2001	2000
(In Thousands)

$1,783	$3,500	$9,208	($5,734)

Money pool activity provided $1.7 million of Entergy New Orleans' operating cash flow in 2003, provided $5.7 million in 2002, and used $14.9 million in 2001. See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Investing Activities

The increase of $23.2 million in net cash used in investing activities in 2003 was primarily due to the maturity of $14.9 million of other temporary investments in 2002 and increased construction expenditures due to customer service spending.

The decrease of $32.4 million in net cash used in investing activities in 2002 was primarily due to other temporary investments made in 2001 that provided cash when they matured in 2002.

Financing Activities

The increase of $1.5 million in net cash used in financing activities in 2003 was primarily due to additional common stock dividends paid of $2.2 million.

In July 2003, Entergy New Orleans issued $30 million of 3.875% Series First Mortgage Bonds due August 2008 and $70 million of 5.25% Series First Mortgage Bonds due August 2013. The proceeds from these issuances were used to redeem, prior to maturity, $30 million of 7% Series First Mortgage Bonds due July 2008, $40 million of 8% Series bonds due March 2006, and $30 million of 6.65% Series First Mortgage Bonds due March 2004. The issuances and redemptions are not shown on the cash flow statement because the proceeds from the issuances were placed in a trust for use in the redemptions and never held as cash by Entergy New Orleans.

Financing activities used a small amount of cash in 2002 compared to providing cash in 2001 primarily due to the net issuance of $30 million of long-term debt in 2001.

See Note 5 to the domestic utility companies and System Energy financial statements for details on long-term debt.

Uses of Capital

Entergy New Orleans requires capital resources for:

    construction and other capital investments;

    debt and preferred stock maturities;

    working capital purposes, including the financing of fuel and purchased power costs; and

    dividend and interest payments.

Following are the amounts of Entergy New Orleans' planned construction and other capital investments and existing debt obligations:

	2004	2005-2006	2007-2008	After 2008	Total
	(In Millions)
Planned construction and
capital investment (1)	$48	$86	N/A	N/A	$134
Long-term debt	-	$30	$30	$169	$229
Purchase obligations (2)	$149	$257	$222	$1,312	$1,940

(1)

Consists almost entirely of maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems and to support normal customer growth.

(2)

As defined by SEC rule. For Entergy New Orleans almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 9 to the domestic utility companies and System Energy financial statements.

The planned capital investment estimate for Entergy New Orleans reflects capital required to support existing business. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, and the ability to access capital. Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Notes 5, 7, and 9 to the domestic utility companies and System Energy financial statements.

As a wholly-owned subsidiary, Entergy New Orleans dividends its earnings to Entergy Corporation at a percentage determined monthly. Currently, all of Entergy New Orleans' retained earnings are available for distribution.

Sources of Capital

Entergy New Orleans' sources to meet its capital requirements include:

    internally generated funds;

    cash on hand; and

    debt issuances.

The net proceeds of Entergy New Orleans' debt issuance in 2002 were used to redeem, prior to maturity, $25 million of 7% Series First Mortgage Bonds due March 1, 2003. In 2003, Entergy New Orleans refinanced $100 million of long-term debt. Entergy New Orleans is expected to continue refinancing or redeeming higher-cost debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy New Orleans require prior regulatory approval. Preferred stock and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy New Orleans has sufficient capacity under these tests to meet its foreseeable capital needs.

As shown in the Earnings Ratios presented in Item 1 of this Form 10-K, Entergy New Orleans' earnings for the twelve months ended December 31, 2002 and 2001 were not adequate to cover its fixed charges and preferred dividends. Under its mortgage covenants, Entergy New Orleans did not currently have the capacity to issue new incremental mortgage-backed debt. Entergy New Orleans' financial results improved in 2003, after the City Council's approval of the settlement of its rate filing, and it now has limited capacity to issue new incremental mortgage-backed debt. In an October 2002 report, Moody's Investors Service states that its rating outlook for Entergy New Orleans is negative due to the declining credit measures and the uncertainty of Entergy New Orleans' pending rate case. The rate case has now been settled, but Moody's has retained the negative outlook at this time. Moody's currently rates Entergy New Orleans senior secured debt at Baa2.

Short-term borrowings by Entergy New Orleans, including borrowings under the money pool, are limited to an amount authorized by the SEC, $100 million. Under restrictions contained in its articles of incorporation, Entergy New Orleans could incur approximately $38 million of new unsecured debt as of December 31, 2003. Under the SEC order authorizing the short-term borrowing limits, Entergy New Orleans cannot incur new short-term indebtedness if its common equity would comprise less than 30% of its capital. See Note 4 to the domestic utility companies and System Energy financial statements for further discussion of Entergy New Orleans' short-term borrowing limits.

Significant Factors and Known Trends

System Agreement Proceedings

The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement. Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

The LPSC and the Council commenced a proceeding at FERC in June 2001. Pursuant to a settlement agreement approved by the City Council in May 2003, the City Council withdrew as a complainant from the proceeding, but continues to participate as an intervenor. In this proceeding, the LPSC alleges that the rough production cost equalization required by FERC under the System Agreement and the Unit Power Sales Agreement has been disrupted by changed circumstances. The LPSC requests that FERC amend the System Agreement or the Unit Power Sales Agreement or both to achieve full production cost equalization or to restore rough production cost equalization. The complaint does not seek a change in the total amount of the costs allocated by either the System Agreement or the Unit Power Sales Agreement. In addition the LPSC alleges that provisions of the System Agreement relating to minimum-run and must-run units, the methodology of billing versus dispatch, and the use of a rolling twelve-month average of system peaks, increase costs paid by ratepayers in the LPSC's jurisdiction. Several parties intervened in the proceeding, including the APSC and the MPSC. The APSC and the MPSC responses opposed the relief sought by the LPSC.

In its complaint, the LPSC alleges that Entergy New Orleans' annual production costs over the period 2002 to 2007 will be $7 million to $46 million over the average for the domestic utility companies. This range of results is a function of assumptions regarding such things as future natural gas prices, the future market price of electricity, and other factors. If FERC grants the relief requested by the LPSC, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the average and a material decrease in production costs allocated to companies whose costs currently are projected to exceed the average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy New Orleans, although neither the timing nor the outcome of the proceedings at FERC can be predicted at this time. In February 2002, the FERC set the matter for hearing and established a refund effective period consisting of the 15 months following September 13, 2001. A subsequent extension of the procedural schedule extended the refund effective period by 120 days.

In January 2003 the domestic utility companies filed testimony in the case, showing that over the life of the System Agreement the relative total production costs of the domestic utility companies are roughly equal, and suggesting that no changes to the System Agreement such as those sought by the LPSC are appropriate. In April 2003, witnesses on behalf of the FERC staff filed testimony in the proceeding suggesting that full production cost equalization should not be adopted by the FERC in this case, and that when measured over a suitably long period, the total production costs of the domestic utility companies were roughly equal and were likely to remain so, given the Entergy System's proposed resource plan. Hearings in the proceeding ended in late-August 2003. The Initial Decision of the FERC ALJ was released on February 6, 2004. The ALJ concludes that full production cost equalization should not be implemented; that the Entergy System currently is not in rough production cost equalization and is not likely to be in rough production cost equalization for the foreseeable future; and that the appropriate remedy to achieve rough equalization is to have the low cost companies compensate the high cost companies whenever one or more companies' annual total production costs from 2003 forward differ by more than +/- 7.5% from the Entergy System average annual total production costs, or whenever the three year average of one or more companies' total production costs (commencing with the three years 2004 through 2006, and yearly thereafter) differ by more than +/- 5% from the Entergy System average total production costs during any three year cycle. In the calculation of what each company's total production costs are, the ALJ determined that the full cost of Vidalia project power purchases by Entergy Louisiana should be included, but the ALJ rejected other adjustments proposed by the LPSC. Also, the ALJ determined that the average of the four highest monthly demand peaks for the year (4 CP) should be used for calculating reserve sharing costs, rather than the current 12 CP method. Finally, the ALJ determined that there is no valid issue concerning "billing versus dispatch" in the rate schedule by which exchange energy is priced, MSS-3, that MSS-3 has not been misapplied or misinterpreted by Entergy, and that MSS-3 should not be changed.  The ALJ's Initial Decision did not specifically address refund exposure.

Entergy continues to assess the potential effects of the ALJ's Initial Decision, and how it will respond to the decision. It appears that the shift in total production costs under the terms of the ALJ's Initial Decision would not be as great as that sought in the LPSC's complaint, but would still be substantial. As an Initial Decision, it is not a FERC order, and Entergy and the other parties in the proceeding will have additional opportunities to explain their positions in the proceeding prior to the issuance of a FERC decision. FERC does not have a deadline by which it has to decide the proceeding and management does not expect a FERC decision before the fourth quarter 2004.

On February 10, 2004, the APSC issued an "Order of Investigation," in which it discusses the negative effect that implementation of the FERC ALJ's Initial Decision would have on Entergy Arkansas' customers. The APSC order includes a preliminary estimate that the FERC ALJ's Initial Decision would shift approximately $125 million of costs for the year 2003 to Entergy Arkansas' retail customers, and would shift an average of approximately $113 million per year for the years 2004-2011 to Entergy Arkansas' retail customers. The APSC order establishes an investigation into whether Entergy Arkansas' continued participation in the System Agreement is in the best interest of its customers, and whether there are steps that Entergy Arkansas or the APSC can take "to protect [Entergy Arkansas' customers] from future attempts by Louisiana, or any other Entergy retail regulator, to shift its high costs to Arkansas." Entergy Arkansas' initial testimony in the proceeding is due in April 2004.

In addition to the APSC's Order of Investigation, Entergy's retail regulators have and may continue to question the prudence and other aspects of Entergy System or domestic utility company contracts or assets that may not be subject to their respective jurisdictions. For instance, in its Order of Investigation, the APSC discusses aspects of Entergy Louisiana's power purchases from the Vidalia project, and the APSC has publicly announced its intention to initiate an inquiry into the Vidalia purchase power contract. Entergy believes that any such inquiry would have to occur at the FERC.

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

In March 2003, Entergy New Orleans and the Advisors to the City Council presented to the City Council an agreement in principle and the City Council approved that agreement in May 2003 allowing for a $30.2 million increase in base rates effective June 1, 2003. The City Council also approved implementation of formula rate plans for electric and gas service that will be evaluated annually until 2005. The midpoint return on equity of both plans is 11.25%, with a target equity component of 42%. The electric plan provides for a bandwidth of 10.25% to 12.25% and the gas plan provides for a bandwidth of 11% to 11.5%, with earnings within those ranges not resulting in a change in rates. In addition, the City Council approved implementation of a generation performance-based rate calculation in the fuel adjustment clause under which Entergy New Orleans will receive 10% of calculated fuel and purchased power cost savings in excess of $20 million, subject to a 13.25% return on equity limitation for electric operations as provided for in the electric formula rate plan. Entergy New Orleans will bear 10% of any "negative" fuel and purchased power cost savings. Certain intervenors in the proceeding have appealed the City Council's approval to the Civil District Court for the Parish of Orleans. Entergy New Orleans and the City Council will oppose the appeal, but the outcome cannot be predicted.

In approving the agreement in principle, the City Council indicated that if it decides in favor of the plaintiffs in either of the lawsuits described in Part I, Item 1 of the Form 10-K in the paragraphs entitled "Entergy New Orleans Fuel Clause Lawsuit" and "Entergy New Orleans Rate of Return Lawsuit, " the effect of that decision on the rate agreement would have to be determined. The City Council also indicated that the Entergy New Orleans purchased power agreements described in Part I, Item 1, "Generating Stations" in this report are fundamental to the rate agreement, and a FERC decision or order requiring a material change in the purchased power agreements may result in a City Council investigation to determine what prospective action, if any, would be warranted by any such FERC decision or order to preserve the benefits that were otherwise projected to accrue to customers under the rate settlement.

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

Entergy reviews these assumptions on an annual basis and adjusts them as necessary. The falling interest rate environment and poor performance of the financial equity markets over the past several years have impacted Entergy's funding and reported costs for these benefits. In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

In selecting an assumed discount rate, Entergy reviews market yields on high-quality corporate debt. Based on recent market trends, Entergy reduced its discount rate from 7.5% in 2001 and 6.75% in 2002 to 6.25% in 2003. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the 2003 accumulated postretirement benefit obligation. The assumed health care cost trend rate is a 10% increase in health care costs in 2004 gradually decreasing each successive year until it reaches a 4.5% annual increase in health care costs in 2010 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 66% equity securities, 30% fixed income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 45% equity securities and 55% fixed income securities. Based on recent market trends, Entergy decreased its expected long-term rate of return on plan assets from 9% in 2001 to 8.75% for 2002 and 2003. The trend of reduced inflation caused Entergy to reduce its assumed rate of increase in future compensation levels from 4.6% in 2001 to 3.25% in 2002 and 2003.

Cost Sensitivity

The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Pension Cost	Impact on Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$64	$2,427
Rate of return on plan assets	(0.25%)	$75	-
Rate of increase in compensation	0.25%	$69	$709

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$205	$1,124
Discount rate	(0.25%)	$82	$1,340

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

Costs and Funding

Total pension cost for Entergy New Orleans in 2003 was $3.6 million, including a $0.5 million charge related to the Voluntary Severance Program. Entergy New Orleans is projecting 2004 pension cost to be $2.6 million due to a decrease in the discount rate from 6.75% to 6.25% and the phased-in effect of poor asset performance. Entergy New Orleans was not required to make contributions to its pension plan in 2003, however it anticipates making $4.7 million in contributions in 2004.

Due to negative pension plan asset returns from 2000 to 2002, Entergy New Orleans' accumulated benefit obligation at December 31, 2003 and 2002 exceeded plan assets. As a result, Entergy New Orleans was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2003 Entergy New Orleans increased its additional minimum liability to $13.1 million from $4.8 million at December 31, 2002. Entergy New Orleans increased its intangible asset for the unrecognized prior service cost to $2.8 million at December 31, 2003 from $1.8 million at December 31, 2002. Entergy New Orleans also increased the regulatory asset to $10.3 million at December 31, 2003 from $3 million at December 31, 2002. Net income for 2003 and 2002 were not impacted.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2003 were $6.4 million, including a $1 million charge related to the Voluntary Severance Program. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending. Entergy New Orleans expects 2004 postretirement health care and life insurance benefit costs to approximate $4.6 million.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.:

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. as of December 31, 2003 and 2002, and the related statements of operations, retained earnings, and cash flows (pages 248 through 252 and applicable items in pages 270 through 331) for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2004

                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                           2003           2002        2001
                                                                     (In Thousands)

               OPERATING REVENUES
Domestic electric                                          $527,660      $424,527     $502,672
Natural gas                                                 126,356        83,347      128,178
                                                           --------      --------     --------
TOTAL                                                       654,016       507,874      630,850
                                                           --------      --------     --------

               OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                               214,735       163,323      240,781
   Purchased power                                          231,787       158,191      220,268
   Other operation and maintenance                          108,217        98,511       92,023
Taxes other than income taxes                                42,198        40,099       46,878
Depreciation and amortization                                30,004        27,699       24,922
Other regulatory charges (credits) - net                       (843)        2,701      (12,049)
Amortization of rate deferrals                                    -             -       10,977
                                                           --------      --------     --------
TOTAL                                                       626,098       490,524      623,800
                                                           --------      --------     --------

OPERATING INCOME                                             27,918        17,350        7,050
                                                           --------      --------     --------

                  OTHER INCOME
Allowance for equity funds used during construction           2,085         1,835        1,987
Interest and dividend income                                    825           689        5,005
Miscellaneous - net                                          (1,453)          584       (2,675)
                                                           --------      --------     --------
TOTAL                                                         1,457         3,108        4,317
                                                           --------      --------     --------

           INTEREST AND OTHER CHARGES
Interest on long-term debt                                   17,436        18,011       17,699
Other interest - net                                            350         4,939        1,962
Allowance for borrowed funds used during construction        (2,145)       (1,840)      (1,703)
                                                           --------      --------     --------
TOTAL                                                        15,641        21,110       17,958
                                                           --------      --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                            13,734          (652)      (6,591)

Income taxes                                                  5,875          (422)      (4,396)
                                                           --------      --------     --------

NET INCOME (LOSS)                                             7,859          (230)      (2,195)

Preferred dividend requirements and other                       965           965          965
                                                           --------      --------     --------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                                 $6,894       ($1,195)     ($3,160)
                                                           ========      ========     ========
See Notes to Respective Financial Statements.

    (Page left blank intentionally)

                           ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended December 31,
                                                                   2003         2002        2001
                                                                           (In Thousands)

                  OPERATING ACTIVITIES
Net income (loss)                                                   $7,859        ($230)    ($2,195)
Noncash items included in net income (loss):
  Amortization of rate deferrals                                         -            -      10,977
  Other regulatory charges(credits) - net                             (843)       2,701     (12,049)
  Depreciation and amortization                                     30,004       27,699      24,922
  Deferred income taxes and investment tax credits                  15,401        6,729     (24,198)
  Allowance for equity funds used during construction               (2,085)      (1,835)     (1,987)
Changes in working capital:
  Receivables                                                      (41,308)      10,540      33,183
  Fuel inventory                                                    (2,296)        (203)      1,123
  Accounts payable                                                  17,817       18,070     (40,364)
  Taxes accrued                                                     (1,999)       1,999      (5,823)
  Interest accrued                                                    (276)        (544)        913
  Deferred fuel costs                                              (12,162)       4,686      38,430
  Other working capital accounts                                    (7,553)      (4,971)      9,115
Provision for estimated losses and reserves                         (1,634)      (3,348)     (2,669)
Changes in other regulatory assets                                  (9,473)      (3,061)     33,833
Other                                                               15,742       13,911      14,495
                                                                  --------     --------    --------
Net cash flow provided by operating activities                       7,194       72,143      77,706
                                                                  --------     --------    --------

                  INVESTING ACTIVITIES
Construction expenditures                                          (66,285)     (58,341)    (61,189)
Allowance for equity funds used during construction                  2,085        1,835       1,987
Changes in other temporary investments - net                          (606)      14,859     (14,859)
                                                                  --------     --------    --------
Net cash flow used in investing activities                         (64,806)     (41,647)    (74,061)
                                                                  --------     --------    --------

                  FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                             -       24,332      29,761
Retirement of long-term debt                                             -      (25,000)          -
Dividends paid:
  Common stock                                                      (3,001)        (800)       (800)
  Preferred stock                                                     (965)        (965)       (724)
                                                                  --------     --------    --------
Net cash flow provided by (used in) financing activites             (3,966)      (2,433)     28,237
                                                                  --------     --------    --------

Net increase (decrease) in cash and cash equivalents               (61,578)      28,063      31,882

Cash and cash equivalents at beginning of period                    66,247       38,184       6,302
                                                                  --------     --------    --------

Cash and cash equivalents at end of period                          $4,669      $66,247     $38,184
                                                                  ========     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                             $17,427      $19,961     $18,230
  Income taxes                                                    ($13,530)    ($37,929)    $47,380

See Notes to Respective Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                                 ASSETS

                                                                     December 31,
                                                                   2003        2002
                                                                    (In Thousands)

                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                 $28     $11,175
  Temporary cash investments - at cost,
  which approxiates market                                           4,641      55,072
                                                                  --------    --------
        Total cash and cash equivalents                              4,669      66,247
                                                                  --------    --------
Other temporary investments                                            606           -
Accounts receivable:
  Customer                                                          44,663      24,901
  Allowance for doubtful accounts                                   (3,104)     (4,774)
  Associated companies                                              24,697       4,901
  Other                                                             10,057      10,133
  Accrued unbilled revenues                                         21,113      20,957
                                                                  --------    --------
    Total accounts receivable                                       97,426      56,118
                                                                  --------    --------
Accumulated deferred income taxes                                      460       1,230
Fuel inventory - at average cost                                     5,580       3,284
Materials and supplies - at average cost                             8,660       7,785
Prepayments and other                                                8,050       4,689
                                                                  --------    --------
TOTAL                                                              125,451     139,353
                                                                  --------    --------

            OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity                                 3,259       3,259
                                                                  --------    --------

                    UTILITY PLANT
Electric                                                           666,122     627,249
Natural gas                                                        167,011     149,102
Construction work in progress                                       45,061      48,345
                                                                  --------    --------
TOTAL UTILITY PLANT                                                878,194     824,696
Less - accumulated depreciation and amortization                   420,745     401,918
                                                                  --------    --------
UTILITY PLANT - NET                                                457,449     422,778
                                                                  --------    --------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Other regulatory assets                                           27,222      14,460
Other                                                                6,438       4,855
                                                                  --------    --------
TOTAL                                                               33,660      19,315
                                                                  --------    --------

TOTAL ASSETS                                                      $619,819    $584,705
                                                                  ========    ========
See Notes to Respective Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      December 31,
                                                                   2003        2002
                                                                    (In Thousands)

                 CURRENT LIABILITIES
Accounts payable:
  Associated companies                                             $35,008     $23,228
  Other                                                             42,718      36,681
Customer deposits                                                   15,575      17,634
Taxes accrued                                                            -       1,999
Interest accrued                                                     6,212       6,488
Deferred fuel costs                                                  2,720      14,882
Energy Efficiency Program provision                                  6,356       6,115
Other                                                                2,088       3,587
                                                                  --------    --------
TOTAL                                                              110,677     110,614
                                                                  --------    --------

               NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued                 39,486      22,245
Accumulated deferred investment tax credits                          4,441       4,893
SFAS 109 regulatory liability - net                                 40,543      31,318
Other regulatory liabilities                                           954       1,311
Retirement cost liability                     -       1,461
Accumulated provisions                                                 820       2,454
Long-term debt                                                     229,217     229,191
Other                                                               41,346      32,776
                                                                  --------    --------
TOTAL                                                              356,807     325,649
                                                                  --------    --------

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                19,780      19,780
Common stock, $4 par value, authorized 10,000,000
  shares; issued and outstanding 8,435,900 shares in 2003
  and 2002                                                          33,744      33,744
Paid-in capital                                                     36,294      36,294
Retained earnings                                                   62,517      58,624
                                                                  --------    --------
TOTAL                                                              152,335     148,442
                                                                  --------    --------

Commitments and Contingencies

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $619,819    $584,705
                                                                  ========    ========
See Notes to Respective Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                    STATEMENTS OF RETAINED EARNINGS

                                                For the Years Ended December 31,
                                                   2003      2002        2001
                                                        (In Thousands)

Retained Earnings, January 1                      $58,624   $60,619    $64,579

  Add:
    Net income (loss)                               7,859      (230)    (2,195)

  Deduct:
    Dividends declared:
      Preferred stock                                 965       965        965
      Common stock                                  3,001       800        800
                                                  -------   -------    -------
        Total                                       3,966     1,765      1,765
                                                  -------   -------    -------

Retained Earnings, December 31                    $62,517   $58,624    $60,619
                                                  =======   =======    =======

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.

SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON
	2003	2002	2001	2000	1999
	(In Thousands)

Operating revenues	$654,016	$507,874	$630,850	$640,290	$507,788
Net income (loss)	$7,859	($230)	($2,195)	$16,518	$18,961
Total assets	$619,819	$584,705	$566,037	$559,231	$485,746
Long-term obligations (1)	$229,217	$229,191	$299,097	$199,031	$169,083

(1)	Includes long-term debt (excluding currently maturing debt).

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

Results of Operations

Net Income

2003 Compared to 2002

Net income increased by $2.7 million in 2003 primarily due to decreased interest charges primarily resulting from decreased interest expense associated with the Grand Gulf 1 sale-leaseback. This increase was partially offset by a decrease in rate base in 2003 resulting in lower operating income. The decrease in rate base was due to the normal depreciation of Grand Gulf 1.

2002 Compared to 2001

Net income decreased by $13.0 million in 2002 primarily due to:

    the effect of the final resolution of System Energy's 1995 rate proceeding increasing net income in 2001, as discussed below;

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

As a result of the issuance of the final resolution related to System Energy's 1995 rate proceeding, decommissioning expenses, depreciation expenses, and income tax expenses decreased. Also, interest income increased due to interest recognized on decommissioning trust funds. Partially offsetting the increase in net income was a decrease in operating revenues as a result of an increase in the provision for rate refund and an increase in interest charges due to interest recorded on System Energy's reserve for rate refund.

Income Taxes

The effective income tax rates for 2003, 2002, and 2001 were 41.7%, 42.4%, and 27.3%, respectively. See Note 3 to the domestic utility companies and System Energy financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rate.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2003, 2002, and 2001 were as follows:
	2003	2002	2001
	(In Thousands)

Cash and cash equivalents at beginning of period	$113,159	$49,579	$202,218

Cash flow provided by (used in):
Operating activities	100,817	225,639	165,895
Investing activities	(45,065)	(28,873)	(47,634)
Financing activities	(116,375)	(133,186)	(270,900)
Net increase (decrease) in cash and cash equivalents	(60,623)	63,580	(152,639)

Cash and cash equivalents at end of period	$52,536	$113,159	$49,579

Operating Activities

Cash flow from operations decreased by $124.8 million in 2003 primarily due to the following:

    an increase in federal income taxes paid of $74.0 million in 2003 compared to 2002;

    the cessation of the Entergy Mississippi GGART. System Energy collected $21.7 million in 2003 and $40.8 million in 2002 from Entergy Mississippi in conjunction with the GGART, which provided for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligation. The MPSC authorized cessation of the GGART effective July 1, 2003. See Note 2 to the domestic utility companies and System Energy financial statements for further discussion of the GGART; and

    money pool activity, as discussed below.

Cash flow from operations increased by $59.7 million in 2002 primarily due to the effects in 2001 of the final resolution of the System Energy rate proceeding.

System Energy's receivables from the money pool were as follows as of December 31 for each of the following years:
2003	2002	2001	2000
(In Thousands)

$19,064	$7,046	$13,853	$155,301

Money pool activity used $12.0 million of System Energy's operating cash flows in 2003, provided $6.8 million in 2002, and provided $141.4 million in 2001. See Note 4 to the domestic utility companies and System Energy financial statements for a description of the money pool.

Investing Activities

The increase of $16.2 million in net cash used in investing activities in 2003 was primarily due to the following:

    the maturity in 2002 of $22.4 million of other temporary investments that had been made in 2001, which provided cash in 2002;

    an increase in decommissioning trust contributions and realized change in trust assets of $8.2 million in 2003 compared to 2002; and

    other temporary investments of $6.5 million made in 2003.

Partially offsetting the increases in net cash used in investing activities was a decrease in construction expenditures of $22.1 million in 2003 compared to 2002 primarily due to the power uprate project in 2002.

The decrease of $18.8 million in net cash used in investing activities in 2002 was primarily due to the maturity of $22.4 million of other temporary investments that had been made in 2001.

Financing Activities

The decrease of $16.8 million in net cash used in financing activities in 2003 was primarily due to a decrease of $19.5 million in the January 2003 principal payment made on the Grand Gulf 1 sale-leaseback compared to the January 2002 principal payment.

The decrease of $137.7 million in net cash used in financing activities in 2002 was primarily due to the retirement of $135.0 million of first mortgage bonds in 2001. There was no net reduction of first mortgage bonds in 2002.

See Note 5 to the domestic utility companies and System Energy financial statements for details of long-term debt.

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

Following are the amounts of System Energy's planned construction and other capital investments, existing debt and lease obligations, and other purchase obligations:

	2004	2005-2006	2007-2008	After 2008	Total
	(In Millions)
Planned construction and
capital investment (1)	$17	$37	N/A	N/A	$54
Long-term debt	$6	$53	$129	$701	$889
Nuclear fuel lease obligations (2)	$31	$16	N/A	N/A	$47

(1)	Includes $13 million each year for maintenance capital, which is planned spending on routine capital projects that are necessary to support reliability of service, equipment or systems.
(2)

It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. If such additional financing cannot be arranged, however, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

The planned capital investment estimate for System Energy reflects capital required to support the existing business of System Energy. Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Notes 5, 7, and 9 to the domestic utility companies and System Energy financial statements.

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

System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit before their expiration with new three-year letters of credit totaling approximately $198 million that were backed by cash collateral. In December 2003, System Energy replaced the cash-backed letters of credit with syndicated bank letters of credit that expire in May 2007.

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

Market Risks

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

    Technology and Regulation - To date, there is limited practical experience in the United States with actual decommissioning of large nuclear facilities. As experience is gained and technology changes, cost estimates could also change. If regulations regarding nuclear decommissioning were to change, this could have a potentially significant impact on cost estimates. The impact of these potential changes is not presently determinable. System Energy's decommissioning cost studies assume current technologies and regulations.

System Energy collects the projected costs of decommissioning Grand Gulf 1 through rates charged to its customers. The amounts collected through rates, which are based upon decommissioning cost studies, are deposited in decommissioning trust funds. These collections plus earnings on the trust fund investments are estimated to be sufficient to fund the future decommissioning costs.

The obligation recorded by System Energy for decommissioning costs is reported in the line item entitled "Decommissioning." Prior to the implementation of SFAS 143, the amount recorded for this obligation was comprised of collections from customers and earnings on the trust funds.

SFAS 143

System Energy implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Nuclear decommissioning costs are System Energy's only asset retirement obligations, and the measurement and recording of System Energy's decommissioning obligations outlined above changed significantly with the implementation of SFAS 143. The most significant differences in the measurement of these obligations are outlined below:

    Recording of full obligation - SFAS 143 requires that the fair value of an asset retirement obligation be recorded when it is incurred. This caused the recorded decommissioning obligation of System Energy to increase significantly, as System Energy had previously only recorded this obligation as the related costs were collected from customers, and as earnings were recorded on the related trust funds.

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

The net effect of implementing this standard for System Energy was recorded as a regulatory asset, with no resulting impact on System Energy's net income. System Energy recorded this regulatory asset because its existing rate mechanism is based on a cost standard that allows System Energy to recover all ultimate costs of decommissioning from its customers. Upon implementation, assets and liabilities increased by approximately $138 million in 2003 as a result of recording the asset retirement obligation at its fair value of $292 million as determined under SFAS 143, reversing the previously recorded decommissioning liability of $154 million, increasing utility plant by $82 million, increasing accumulated depreciation by $36 million, and recording the related regulatory asset of $92 million.

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

Entergy reviews these assumptions on an annual basis and adjusts them as necessary. The falling interest rate environment and poor performance of the financial equity markets over the past several years have impacted Entergy's funding and reported costs for these benefits. In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

In selecting an assumed discount rate, Entergy reviews market yields on high-quality corporate debt. Based on recent market trends, Entergy reduced its discount rate from 7.5% in 2001 and 6.75% in 2002 to 6.25% in 2003. Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. Based on this review, Entergy increased its health care cost trend rate assumption used in calculating the 2003 accumulated postretirement benefit obligation. The assumed health care cost trend rate is a 10% increase in health care costs in 2004 gradually decreasing each successive year until it reaches a 4.5% annual increase in health care costs in 2010 and beyond.

In determining its expected long-term rate of return on plan assets, Entergy reviews past long-term performance, asset allocations, and long-term inflation assumptions. Entergy targets an asset allocation for its pension plan assets of roughly 66% equity securities, 30% fixed income securities and 4% other investments. The target allocation for Entergy's other postretirement benefit assets is 45% equity securities and 55% fixed income securities. Based on recent market trends, Entergy decreased its expected long-term rate of return on plan assets from 9% in 2001 to 8.75% for 2002 and 2003. The trend of reduced inflation caused Entergy to reduce its assumed rate of increase in future compensation levels from 4.6% in 2001 to 3.25% in 2002 and 2003.

Cost Sensitivity

The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Pension Cost	Impact on Projected Benefit Obligation
	Increase/(Decrease)

Discount rate	(0.25%)	$265	$3,689
Rate of return on plan assets	(0.25%)	$113	-
Rate of increase in compensation	0.25%	$158	$1,337

The following chart reflects the sensitivity of postretirement benefit cost to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on 2003 Postretirement Benefit Cost	Impact on Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)

Health care cost trend	0.25%	$172	$788
Discount rate	(0.25%)	$127	$889

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

Costs and Funding

Total pension cost for System Energy in 2003 was $5.8 million, including a $2.7 million charge related to the Voluntary Severance Program. System Energy is projecting 2004 pension cost to $4.4 million due to a decrease in the discount rate from 6.75% to 6.25% and the phased-in effect of poor asset performance. System Energy was not required to make contributions to its pension plan in 2003, however, System Energy anticipates making $5.4 million in contributions in 2004.

Due to negative pension plan asset returns from 2000 to 2002, System Energy's accumulated benefit obligation at December 31, 2003 and 2002 exceeded plan assets. As a result, System Energy was required to recognize an additional minimum liability as prescribed by SFAS 87. At December 31, 2003 System Energy increased its additional minimum liability to $7.4 million from $0.4 million at December 31, 2002. System Energy did not adjust its intangible asset for the unrecognized prior service cost of $0.4 million. System Energy recorded a regulatory asset of $7 million at December 31, 2003. Net income for 2003 and 2002 were not impacted.

Total postretirement health care and life insurance benefit costs for System Energy in 2003 were $5 million, including a $2.8 million charge related to the Voluntary Severance Program. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending. System Energy expects 2004 postretirement health care and life insurance benefit costs to approximate $2 million.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of
System Energy Resources, Inc.:

We have audited the accompanying balance sheets of System Energy Resources, Inc. as of December 31, 2003 and 2002, and the related statements of income, retained earnings, and cash flows (pages 263 through 268 and applicable items in pages 270 through 331) for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 9 to the notes to respective financial statements, System Energy Resources, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, in 2003.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2004

                         SYSTEM ENERGY RESOURCES,INC.
                             INCOME STATEMENTS

                                                          For the Years Ended December 31,
                                                           2003           2002        2001
                                                                     (In Thousands)

               OPERATING REVENUES
Domestic electric                                          $583,820      $602,486     $535,027
                                                           --------      --------     --------
               OPERATING EXPENSES
Operation and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                43,132        36,456       37,010
   Nuclear refueling outage expenses                         12,695        10,723       13,275
   Other operation and maintenance                          105,333        98,264       85,491
Decommissioning                                              21,799        16,055      (13,493)
Taxes other than income taxes                                25,521        25,992       26,134
Depreciation and amortization                               109,528       112,093       53,414
Other regulatory charges - net                               27,400        53,769       62,742
                                                           --------      --------     --------
TOTAL                                                       345,408       353,352      264,573
                                                           --------      --------     --------

OPERATING INCOME                                            238,412       249,134      270,454
                                                           --------      --------     --------

                  OTHER INCOME
Allowance for equity funds used during construction           1,140         2,449        1,769
Interest and dividend income                                  7,556         2,857       26,271
Miscellaneous - net                                          (1,194)          826       (1,190)
                                                           --------      --------     --------
TOTAL                                                         7,502         6,132       26,850
                                                           --------      --------     --------

           INTEREST AND OTHER CHARGES
Interest on long-term debt                                   62,802        73,891       68,833
Other interest - net                                          1,818         2,748       69,185
Allowance for borrowed funds used during construction          (554)         (902)        (830)
                                                           --------      --------     --------
TOTAL                                                        64,066        75,737      137,188
                                                           --------      --------     --------

INCOME BEFORE INCOME TAXES                                  181,848       179,529      160,116

Income taxes                                                 75,845        76,177       43,761
                                                           --------      --------     --------

NET INCOME                                                 $106,003      $103,352     $116,355
                                                           ========      ========     ========
See Notes to Respective Financial Statements.

    (Page left blank intentionally)

                         SYSTEM ENERGY RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS

                                                              For the Years Ended December 31,
                                                               2003         2002       2001
                                                                       (In Thousands)

                 OPERATING ACTIVITIES
Net income                                                    $106,003    $103,352    $116,355
Noncash items included in net income:
  Reserve for regulatory adjustments                                 -           -    (322,368)
  Other regulatory charges - net                                27,400      53,769      62,742
  Depreciation, amortization, and decommissioning              131,327     128,148      39,921
  Deferred income taxes and investment tax credits             (35,207)    (38,246)    106,764
  Allowance for equity funds used during construction           (1,140)     (2,449)     (1,769)
Changes in working capital:
  Receivables                                                   (8,025)      5,719     142,797
  Accounts payable                                              (1,232)     14,767      (9,587)
  Taxes accrued                                                (12,815)    (44,122)     43,992
  Interest accrued                                             (12,904)     (4,568)      3,088
  Other working capital accounts                                 1,463      (6,108)       (664)
Provision for estimated losses and reserves                      2,914         163          16
Changes in other regulatory assets                              26,307      52,448      38,732
Other                                                         (123,274)    (37,234)    (54,124)
                                                              --------    --------    --------
Net cash flow provided by operating activities                 100,817     225,639     165,895
                                                              --------    --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                      (18,195)    (40,306)    (40,144)
Allowance for equity funds used during construction              1,140       2,449       1,769
Nuclear fuel purchases                                               -     (43,140)    (37,639)
Proceeds from sale/leaseback of nuclear fuel                         -      43,140      37,639
Decommissioning trust contributions and realized
    change in trust assets                                     (21,528)    (13,370)    (16,147)
Changes in other temporary investments - net                    (6,482)     22,354     (22,354)
Other                                                                -           -      29,242
                                                              --------    --------    --------
Net cash flow used in investing activities                     (45,065)    (28,873)    (47,634)
                                                              --------    --------    --------

                 FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt                         -      69,505           -
Retirement of long-term debt                                   (11,375)   (100,891)   (151,800)
Dividends paid:
  Common stock                                                (105,000)   (101,800)   (119,100)
                                                              --------    --------    --------
Net cash flow used in financing activities                    (116,375)   (133,186)   (270,900)
                                                              --------    --------    --------

Net increase (decrease) in cash and cash equivalents           (60,623)     63,580    (152,639)

Cash and cash equivalents at beginning of period               113,159      49,579     202,218
                                                              --------    --------    --------

Cash and cash equivalents at end of period                     $52,536    $113,159     $49,579
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                         $73,636     $77,190    $130,596
  Income taxes                                                $230,919    $156,957   ($107,831)

See Notes to Respective Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                                     ASSETS

                                                                  December 31,
                                                               2003        2002
                                                                 (In Thousands)

                 CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                          $2,918       $2,282
  Temporary cash investments - at cost,
    which approximates market                                   49,618      110,877
                                                            ----------   ----------
        Total cash and cash equivalents                         52,536      113,159
                                                            ----------   ----------
Other temporary investments                                      6,482            -
Accounts receivable:
  Associated companies                                          72,477       64,852
  Other                                                          1,777        1,377
                                                            ----------   ----------
    Total accounts receivable                                   74,254       66,229
                                                            ----------   ----------
Materials and supplies - at average cost                        63,047       51,492
Deferred nuclear refueling outage costs                          2,979       15,666
Prepayments and other                                            1,031        1,319
                                                            ----------   ----------
TOTAL                                                          200,329      247,865
                                                            ----------   ----------

         OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                    172,916      138,985
                                                            ----------   ----------

                  UTILITY PLANT
Electric                                                     3,205,895    3,131,945
Property under capital lease                                   466,521      455,229
Construction work in progress                                   31,344       28,128
Nuclear fuel under capital lease                                47,242       78,991
                                                            ----------   ----------
TOTAL UTILITY PLANT                                          3,751,002    3,694,293
Less - accumulated depreciation and amortization             1,672,658    1,530,751
                                                            ----------   ----------
UTILITY PLANT - NET                                          2,078,344    2,163,542
                                                            ----------   ----------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                              115,633      134,895
  Other regulatory assets                                      301,233      219,420
Other                                                           12,269       11,191
                                                            ----------   ----------
TOTAL                                                          429,135      365,506
                                                            ----------   ----------

TOTAL ASSETS                                                $2,880,724   $2,915,898
                                                            ==========   ==========
See Notes to Respective Financial Statements.

                     SYSTEM ENERGY RESOURCES, INC.
                             BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                  December 31,
                                                               2003        2002
                                                                (In Thousands)

               CURRENT LIABILITIES
Currently maturing long-term debt                               $6,348      $11,375
Accounts payable:
  Associated companies                                               -        4,851
  Other                                                         30,255       26,636
Taxes accrued                                                   55,585       68,400
Accumulated deferred income taxes                                  942        5,322
Interest accrued                                                29,623       42,527
Obligations under capital leases                                31,266       24,954
Other                                                            1,971        1,928
                                                            ----------   ----------
TOTAL                                                          155,990      185,993
                                                            ----------   ----------

             NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued            290,964      439,540
Accumulated deferred investment tax credits                     79,088       82,564
Obligations under capital leases                                15,976       54,036
Other regulatory liabilities                                   213,093      186,599
Decommissioning                                                312,459      153,473
Accumulated provisions                                           3,782          868
Long-term debt                                                 882,401      888,665
Other                                                           33,735       31,927
                                                            ----------   ----------
TOTAL                                                        1,831,498    1,837,672
                                                            ----------   ----------

              SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
  issued and outstanding 789,350 shares in 2003 and 2002       789,350      789,350
Retained earnings                                              103,886      102,883
                                                            ----------   ----------
TOTAL                                                          893,236      892,233
                                                            ----------   ----------

Commitments and Contingencies

       TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $2,880,724   $2,915,898
                                                            ==========   ==========
See Notes to Respective Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                        STATEMENTS OF RETAINED EARNINGS

                                                     For the Years Ended December 31,
                                                      2003        2002        2001
                                                             (In Thousands)

Retained Earnings, January 1                         $102,883   $101,331    $104,076

  Add:
    Net income                                        106,003    103,352     116,355

  Deduct:
    Dividends declared                                105,000    101,800     119,100
                                                     --------   --------    --------
Retained Earnings, December 31                       $103,886   $102,883    $101,331
                                                     ========   ========    ========

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.

SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2003	2002	2001	2000	1999
	(In Thousands)

Operating revenues	$583,820	$602,486	$535,027	$656,749	$620,032
Net income	$106,003	$103,352	$116,355	$93,745	$82,372
Total assets	$2,880,724	$2,915,898	$2,964,041	$3,274,550	$3,369,048
Long-term obligations (1)	$898,377	$942,701	$865,439	$947,991	$1,122,178
Electric energy sales (GWh)	9,812	9,053	8,921	9,621	7,567

(1)	Includes long-term debt (excluding currently maturing), and noncurrent capital lease obligations.

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

Entergy recognizes revenue from electric power and gas sales when it delivers power or gas to its customers. To the extent that deliveries have occurred but a bill has not been issued, the domestic utility companies accrue an estimate of the revenues for energy delivered since the latest billings. Entergy calculates the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and prices in effect in the domestic utility companies' various jurisdictions. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month's estimate is reversed. Therefore, changes in price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the next, and may result in variability in reported revenues from one period to the next as prior estimates are so recorded and reversed.

The domestic utility companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, both of which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers. Because the fuel adjustment clause mechanism allows monthly adjustments to recover fuel costs, Entergy Louisiana, Entergy New Orleans, and the Louisiana portion of Entergy Gulf States include a component of fuel cost recovery in their unbilled revenue calculations. Where the fuel component of revenues is billed based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. Entergy Mississippi's fuel factor includes an energy cost rider that is adjusted quarterly. Entergy Mississippi has deferred until 2004 the collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003, respectively. The deferred amount plus carrying charges will be collected over twelve months beginning January 2004. In the case of Entergy Arkansas and the Texas portion of Entergy Gulf States, their fuel under-recoveries are treated as regulatory investments in the cash flow statements because those companies are allowed by their regulatory jurisdictions to recover the fuel cost regulatory asset over longer than a twelve-month period, and the companies earn a carrying charge on the under-recovered balances.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost. The original cost of plant retired or removed, less salvage, is charged to accumulated depreciation. Normal maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the domestic utility companies' and System Energy's plant is subject to mortgage liens.

Electric plant includes the portions of Grand Gulf and Waterford 3 that have been sold and leased back. For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions.

Net property, plant, and equipment by company and functional category, as of December 31, 2003 and 2002, is shown below:

(1)	This is reflected in electric property, plant, and equipment and accumulated depreciation and amortization on the balance sheet.

Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property. Depreciation rates on average depreciable property are shown below:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy (1)

2003	3.2%	2.2%	3.0%	2.5%	3.1%	2.8%
2002	3.2%	2.4%	3.0%	2.5%	3.1%	2.8%
2001	3.1%	2.5%	2.9%	2.4%	3.0%	2.8%

(1)

Per a FERC order in 2001, the depreciation rate for System Energy was changed from 3.3% to 2.8%, retroactive to December 1995. The retroactive effect of the change is reflected in the 2001 financial statements.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 2003, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

Generating Stations		Fuel-Type	Total Megawatt Capability (1)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Entergy Arkansas -
Independence	Unit 1	Coal	815	31.50%	$117	$71
	Common Facilities	Coal		15.75%	31	17
White Bluff	Units 1 and 2	Coal	1,635	57.00%	423	256
Entergy Gulf States -
Roy S. Nelson	Unit 6	Coal	550	70.00%	404	234
Big Cajun 2	Unit 3	Coal	575	42.00%	233	123
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,630	25.00%	230	111
System Energy -
Grand Gulf	Unit 1	Nuclear	1,207	90.00%(2)	3,672	1,673

(1)

"Total Megawatt Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2)

Includes an 11.5% leasehold interest held by System Energy. System Energy's Grand Gulf 1 lease obligations are discussed in Note 10 to the domestic utility companies and System Energy financial statements.

Nuclear Refueling Outage Costs

The domestic utility companies record nuclear refueling outage costs in accordance with regulatory treatment and the matching principle. These refueling outage expenses are incurred to prepare the units to operate for the next operating cycle without having to be taken off line. Except for the River Bend plant, the costs are deferred during the outage and amortized over the period to the next outage. In accordance with the regulatory treatment of the River Bend plant, the costs are accrued in advance and included in the cost of service used to establish retail rates. Entergy Gulf States relieves the accrued liability when it incurs costs during the next River Bend outage.

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

Investments

Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy records the decommissioning trust funds at their fair value on the consolidated balance sheet. As of December 31, 2003 and 2002, the fair value of the securities held in such funds differs from the amounts deposited plus the earnings on the deposits by the following:

	2003	2002
	(In Millions)

Entergy Arkansas	$52.9	$35.3
Entergy Gulf States	$17.2	$1.4
Entergy Louisiana	$9.2	($0.3)
System Energy	($2.1)	($14.5)

Because of the ability of the domestic utility companies and System Energy to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, Entergy Arkansas, Entergy Gulf States (for the regulated portion of River Bend), Entergy Louisiana, and System Energy have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets. For the nonregulated portion of River Bend, Entergy Gulf States has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits. Prior to the implementation of SFAS 143, the offsetting amount of unrealized gains/(losses) on investment securities was recorded in accumulated depreciation for Entergy Arkansas, Entergy Gulf States (for the regulated portion of River Bend), and for Entergy Louisiana.

Derivatives and Hedging

Entergy implemented SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The statement requires that all derivatives be recognized in the balance sheet, either as assets or liabilities, at fair value, unless they meet the normal purchase, normal sales criteria. The changes in the fair value of recognized derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

Contracts for commodities that will be delivered in quantities expected to be used or sold in the ordinary course of business, including certain purchases and sales of power and fuel, are not classified as derivatives. These contracts are exempted under the normal purchase, normal sales criteria. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

Other contracts for commodities in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transaction qualify as cash flow hedges. The changes in the fair value of such derivative instruments are reported in other comprehensive income. To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy, and at inception and on a ongoing basis the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in other comprehensive income are reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current-period earnings.

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

The domestic utility companies and System Energy consider the carrying amounts of most of their financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. Additional information regarding financial instruments and their fair values is included in Notes 5 and 7 to the domestic utility companies and System Energy financial statements.

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

River Bend AFUDC

The River Bend AFUDC gross-up is a regulatory asset that represents the incremental difference imputed by the LPSC between the AFUDC actually recorded by Gulf States Utilities on a net-of-tax basis during the construction of River Bend and what the AFUDC would have been on a pre-tax basis. The imputed amount was only calculated on that portion of River Bend that the LPSC allowed in rate base and is being amortized over the estimated remaining economic life of River Bend.

Transition to Competition Liabilities

In conjunction with electric utility industry restructuring activity in Texas, regulatory mechanisms were established to mitigate potential stranded costs. Texas restructuring legislation allowed depreciation on transmission and distribution assets to be directed toward generation assets. The liability recorded as a result of this mechanism is classified as "transition to competition" deferred credits.

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

The results of these deregulated operations before interest charges for the years ended December 31, 2003, 2002, and 2001 are as follows:

The net investment associated with these deregulated operations as of December 31, 2003 and 2002 was approximately $798 million and $805 million, respectively.

New Accounting Pronouncements

During 2003, Entergy adopted the provisions of the following accounting standards: SFAS 143, "Accounting for Asset Retirement Obligations," which is discussed further in Note 9; FIN 46, Consolidation of Variable Interest Entities," which is discussed further in Note 6; and SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150, which became effective July 1, 2003, requires mandatorily redeemable financial instruments to be classified and treated as liabilities in the presentation of financial position and results of operations. The only effect of implementing SFAS 150 for Entergy is the inclusion of long-term debt and preferred stock with sinking fund under the liabilities caption in Entergy's balance sheet. Entergy's results of operations and cash flows were not affected by this standard.

During 2003, Entergy also adopted the provisions of the following accounting standards: SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and related interpretations by the Derivatives Implementation Group, and FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". The adoption of these standards did not have a material effect on Entergy's financial statements.

NOTE 2. RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS 71

Although Arkansas and Texas enacted retail open access laws, the retail open access law in Arkansas has now been repealed. Retail open access in Entergy Gulf States' service territory in Texas has been delayed. Entergy believes that significant issues remain to be addressed by Texas regulators, and the enacted law does not provide sufficient detail to allow Entergy Gulf States to reasonably determine the impact on Entergy Gulf States' regulated operations. Entergy therefore continues to apply regulatory accounting principles to the retail operations of all of the domestic utility companies. Following is a summary of the status of retail open access in the domestic utility companies' retail service territories.

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

Texas

(Entergy Gulf States)

Retail open access commenced in portions of Texas on January 1, 2002. The staff of the PUCT filed a petition to delay retail open access in Entergy Gulf States' service area, and Entergy Gulf States reached a settlement agreement with the PUCT to delay retail open access until at least September 15, 2002. In September 2002, the PUCT ordered Entergy Gulf States to file on January 24, 2003 a proposal for an interim solution (retail open access without a FERC-approved RTO) if it appeared by January 15, 2003 that a FERC-approved RTO would not be functional by January 1, 2004. On January 24, 2003, Entergy Gulf States filed its proposal, which among other elements, included:

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

The PUCT considered the proposal at a March 2003 hearing, and issued an order in April 2003. The order set forth a sequence of proceedings and activities designed to initiate an interim solution. These proceedings and activities include ruling on market protocols; initiating a proceeding to certify an independent organization to administer the market protocols and ensure nondiscriminatory access to transmission and distribution systems; resuming business separation proceedings; re-invigorating the pilot project; and initiating a market-readiness proceeding. The PUCT issued an order on rehearing in late-July 2003 in which it identified December 2004 as the target date for the beginning of the interim solution. Consistent with the order, and after negotiations with other parties and following a series of contested hearings and the PUCT approval of a settlement agreement on the market protocols, Entergy Services made a filing at the FERC and has received approval on an expedited basis of the market protocols subject to FERC jurisdiction. This ruling, when final and appealable, will allow for the reinvigorated pilot to begin upon the PUCT approval of Entergy Gulf States' independent organization request. The PUCT is currently scheduled to conduct a hearing on this request in June 2004.

In September 2003, the PUCT issued a written order that approved the Price to Beat (PTB) fuel factor for Entergy Gulf States, which is to be implemented upon the commencement of retail open access in its Texas service territory. This PTB fuel factor is subject to revision based on PUCT rules. The PUCT declined consideration of a request for rehearing sought by certain cities in Texas served by Entergy Gulf States and the Office of Public Utility Counsel. The Office of Public Utility Counsel has appealed this decision to the Texas courts. Management cannot predict the ultimate outcome of the proceeding at this time.

Louisiana

(Entergy Gulf States and Entergy Louisiana)

In March 1999, the LPSC deferred making a decision on whether competition in the electric utility industry is in the public interest. However, the LPSC directed the LPSC staff, outside consultants, and counsel to work together to analyze and resolve issues related to competition and to recommend a plan for consideration by the LPSC. In July 2001, the LPSC staff submitted a final response to the LPSC. In its report the LPSC staff concluded that retail competition is not in the public interest at this time for any customer class. Nevertheless, the LPSC staff recommended that retail open access be made available for certain large industrial customers as early as January 2003. An eligible customer choosing to go to competition would be required to provide its utility with a minimum of six months notice prior to the date of retail open access. The LPSC staff report also recommended that all customers who do not currently co- or self-generate, or have co- or self-generation under construction as of a date to be specified by the LPSC, remain liable for their share of stranded costs. During its October 2001 meeting, the LPSC adopted dates by which a total of 800 MW of co- or self-generation could be developed in Louisiana without being affected by stranded costs. During its November 2001 meeting, the LPSC decided not to adopt a plan for retail open access for any customers at this time, but to have collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. No further action has been taken by the LPSC at this time.

Mississippi

(Entergy Mississippi)

In May 2000, after two years of studies and hearings, the MPSC announced that it was suspending its docket studying the opening of the state's retail electricity markets to competition. The MPSC based its decision on its finding that competition could raise the electric rates paid by residential and small commercial customers. The final decision regarding the introduction of retail competition ultimately lies with the Mississippi Legislature. Management cannot predict when, or if, Mississippi will deregulate its retail electricity market.

New Orleans

(Entergy New Orleans)

Entergy New Orleans filed an electric transition to competition plan in September 1997. No procedural schedule has been established for consideration of that plan by the City Council.

Regulatory Assets

Other Regulatory Assets

The domestic utility companies and System Energy are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the tables below provide detail of "Other regulatory assets" included on the balance sheets of the domestic utility companies and System Energy as of December 31, 2003 and 2002 (in millions).

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
DOE Decom. and Decontamination Fees - recovered through fuel rates until December 2006 (Note 9)	$17.1	$3.0	$6.5	$-	$-	$6.4
Asset Retirement Obligation - recovery dependent upon timing of decommissioning (Note 9)	203.7	36.2	132.3	-	-	92.7
Removal costs - recovered through depreciation rates (Note 9)	26.6	4.2	-	24.4	2.1	15.1
Provisions for storm damages - recovered through cost of service	25.3	57.4	40.9	3.5	-	-
Postretirement benefits - recovered through 2013 (Note 11)	21.5	-	-	-	-	-
Pension costs (Note 11)	41.7	-	-	6.4	10.4	7.1
Incremental ice storm costs - recovered until 2032	14.7	-	-	-	-	-
Depreciation re-direct - recovery begins at start of retail open access (Note 1)	-	79.1	-	-	-	-
River Bend AFUDC - recovered through August 2025 (Note 1)	-	39.4	-	-	-	-
Spindletop gas storage lease - recovered through 2032	-	38.0	-	-	-	-
1994 FERC Settlement - recovered through June 2004 (Note 2)	-	-	-	-	-	4.0
Sale-leaseback deferral - recovered through June 2014 (Note 10)	-	-	-	-	-	131.7
Resource planning - recovery timing will be determined by the LPSC in a base rate proceeding (Note 2)	-	-	5.8	-	-	-
Low-level radwaste - recovery timing dependent upon pending lawsuit	16.2	3.1	-	-	-	-
Deferred fuel - non-current - recovered through rate riders when rates are redetermined annually	17.1	-	-	11.1	-	-
Unamortized loss on reaquired debt - recovered over term of debt	38.3	46.6	24.0	11.8	1.7	41.9
Other - various	15.3	13.4	8.2	1.1	13.0	2.3
Total	$437.5	$320.4	$217.7	$58.3	$27.2	$301.2

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2002	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
DOE Decommissioning and Decontamination Fees (Note 9)	$20.9	$3.7	$8.0	$-	$-	$7.8
Removal costs (Note 9)	35.2	-	-	28.6	-	15.8
Provisions for storm damages	13.8	45.3	39.0	2.9	-	-
Postretirement benefits (Note 11)	23.9	-	-	-	-	-
Pension costs (Note 11)	19.1	-	38.8	9.8	3.0	-
Incremental ice storm costs	15.3	-	-	-	-	-
Imputed capacity charges	-	5.5	11.8	-	-	-
Depreciation re-direct (Note 1)	-	79.1	-	-	-	-
River Bend AFUDC (Note 1)	-	41.3	-	-	-	-
Spindletop gas storage lease	-	35.0	-	-	-	-
1994 FERC Settlement (Note 2)	-	-	-	-	-	12.1
Sale-leaseback deferral (Note 10)	-	-	-	-	-	123.9
SFAS 115 decommissioning (Note 1)	-	-	-	-	-	14.5
Low-level radwaste	16.2	3.1	-	-	-	-
Deferred fuel - non-current	-	-	13.2	-	-	-
Unamortized loss on reaquired debt	39.8	31.2	25.8	12.7	0.6	45.0
Other	21.5	13.5	8.6	11.1	10.9	0.3
Total	$205.7	$257.7	$145.2	$65.1	$14.5	$219.4

Deferred fuel costs

The domestic utility companies are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and the current fuel and purchased power costs is recorded as "Deferred fuel costs" on the domestic utility companies' financial statements. The table below shows the amount of deferred fuel costs as of December 31, 2003 and 2002 that has been or will be recovered or (refunded) through the fuel mechanisms of the domestic utility companies.
	2003	2002
	(In Millions)

Entergy Arkansas	$10.6	$(42.6)
Entergy Gulf States	$118.4	$100.6
Entergy Louisiana	$30.6	$(25.6)
Entergy Mississippi	$89.1	$38.2
Entergy New Orleans	$(2.7)	$(14.9)

Entergy Arkansas

Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills. The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an annual energy cost rate. The energy cost rate includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year.

In March 2003, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2003 through March 2004. The energy cost rate filed was approximately the same as the interim energy cost rate that was in effect since October 2002. The current energy cost rate is designed to eliminate the over-recovery during the annual rider period.

Entergy Gulf States

In the Texas jurisdiction, Entergy Gulf States' rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including carrying charges, not recovered in base rates. Under current methodology, semi-annual revisions of the fixed fuel factor may be made in March and September based on the market price of natural gas. Entergy Gulf States will likely continue to use this methodology until the start of retail open access. The amounts collected under Entergy Gulf States' fixed fuel factor and any interim surcharge implemented until the date retail open access commences are subject to fuel reconciliation proceedings before the PUCT. In the Texas jurisdiction, Entergy Gulf States' deferred electric fuel costs are $116.6 million as of December 31, 2003, which includes the following:

Interim surcharge	$ 87.0 million
Items to be addressed as part of unbundling	$ 29.0 million
Imputed capacity charges	$ 9.3 million
Other (includes over-recovery for the period 9/03 - 12/03)	$ (8.7) million

The PUCT has ordered that the imputed capacity charges be excluded from fuel rates and therefore recovered through base rates. It is uncertain, however, as to when and if Entergy Gulf States will initiate a base rate proceeding before the PUCT. The current PUCT-approved settlement agreement delaying retail open access in Texas requires a rate freeze during the delay period. If Entergy Gulf States goes to retail open access without a Texas base rate proceeding, it is possible that Entergy Gulf States will not be allowed to recover imputed capacity charges in Texas retail rates in the future.

In January 2001, Entergy Gulf States filed a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States was reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. The PUCT decided in August 2002 to reduce Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at this time. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States is challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The case was argued before the Travis County Texas District Court in August 2003 and the Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals.

In September 2003, Entergy Gulf States filed an application with the PUCT to implement an $87.3 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from September 2002 through August 2003. Hearings were held in October 2003 and the PUCT issued an order in December 2003 allowing for the recovery of $87 million. The surcharge will be collected over a twelve-month period that began in January 2004.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. The reconciliation includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. Hearings are expected to occur in the third quarter 2004 with a final PUCT decision expected in early 2005.

Entergy Gulf States (Louisiana) and Entergy Louisiana

The Louisiana jurisdiction of Entergy Gulf States and Entergy Louisiana recover electric fuel and purchased power costs for the upcoming month based upon the level of such costs from the prior month. The Louisiana jurisdiction of Entergy Gulf States' gas rate schedules include estimates for the billing month adjusted by a surcharge or credit for deferred fuel expense arising from monthly reconciliations.

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana notified the LPSC that it will contest the recommendation. A procedural schedule has been adopted and hearings, which also will address issues relating to the reasonableness of transmission planning and purchases of power from affiliates, the potential value of which issues cannot yet be quantified, are scheduled to begin in September 2004, but the LPSC staff has requested a delay until April 2005.

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

Entergy Mississippi

Entergy Mississippi's rate schedules include an energy cost recovery rider which is adjusted quarterly to reflect accumulated over- or under-recoveries from the second prior quarter. In May 2003, Entergy Mississippi filed and the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Under the MPSC's order, Entergy Mississippi has deferred until 2004 the collection of fuel under-recoveries for the first and second quarters of 2003 that would have been collected in the third and fourth quarters of 2003, respectively. The deferred amount of $77.6 million plus carrying charges will be collected through the energy cost recovery rider over a twelve-month period beginning January 2004.

Entergy New Orleans

Effective June 2003, Entergy New Orleans electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs adjusted by a surcharge or credit for deferred fuel expense arising from monthly reconciliations, including carrying charges. Entergy New Orleans' gas rate schedules include estimates for the billing month adjusted by a surcharge or credit for deferred fuel expense arising from monthly reconciliations, including carrying charges.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

No significant retail rate proceedings are pending in Arkansas at this time.

Filings with the PUCT and Texas Cities (Entergy Gulf States)

Retail Rates

Entergy Gulf States is operating in Texas under the terms of a June 1999 settlement agreement approved by the PUCT. The settlement provided for a base rate freeze that has remained in effect during the delay in implementation of retail open access in Entergy Gulf States' Texas service territory.

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

In April 2002, the Travis County District Court issued an order affirming the PUCT's order on remand disallowing recovery of the abeyed plant costs. Entergy Gulf States appealed this ruling to the Third District Court of Appeals. The Court of Appeals heard oral argument in November 2002. In July 2003, the Third District Court of Appeals unanimously affirmed the judgment of the Travis County District Court. After considering the progress of the proceeding in light of the decision of the Court of Appeals, management has concluded that it is prudent to accrue for the loss that would be associated with a final, non-appealable decision disallowing the abeyed plant costs. The net carrying value of the abeyed plant costs was $107.7 million as of June 30, 2003, and after this accrual Entergy Gulf States provided for all potential loss related to current or past contested costs of construction of the River Bend plant. Accrual of the loss was recorded in the second quarter 2003 and reduced net income by $65.6 million. In January 2004, the Texas Supreme Court asked for full briefing on the merits of the case in response to Entergy Gulf States' petition for review.

Filings with the LPSC

Annual Earnings Reviews (Entergy Gulf States)

In December 2002, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff pursuant to which Entergy Gulf States agreed to make a base rate refund of $16.3 million, including interest, and to implement a $22.1 million prospective base rate reduction effective January 2003. The settlement discharged any potential liability for claims that relate to Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth post-merger earnings reviews. Entergy Gulf States made the refund in February 2003. In addition to resolving and discharging all liability associated with the fourth through eighth earnings reviews, the settlement provides that Entergy Gulf States shall be authorized to continue to reflect in rates a ROE of 11.1% until a different ROE is authorized by a final resolution disposing of all issues in the proceeding that was commenced with Entergy Gulf States' May 2002 filing.

In May 2002, Entergy Gulf States filed its ninth and last required post-merger analysis with the LPSC. The filing includes an earnings review filing for the 2001 test year that resulted in a rate decrease of $11.5 million, which was implemented effective June 2002. In April 2003, the LPSC staff filed testimony in which it recommended that the LPSC require a rate refund of $30.3 million and a prospective rate reduction of $75.9 million, before taking into account the $11.5 million rate reduction that Entergy Gulf States implemented effective June 2002. In July 2003, Entergy Gulf States filed testimony rebutting the LPSC staff's testimony and supporting the filing. During discovery, the LPSC staff requested that Entergy Gulf States provide updated cost of service data to reflect changes in costs, revenues, and rate base through December 31, 2002. In September 2003, Entergy Gulf States supplied the updated data. In December 2003, the LPSC staff filed testimony modifying its previous recommendation. In the LPSC staff's December 2003 testimony, the staff recommended a rate refund of $30.6 million and a prospective rate reduction of approximately $50 million. Hearings are scheduled to begin in April 2004.

Retail Rates (Entergy Louisiana)

In January 2004, Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase of approximately $167 million. In that filing, Entergy Louisiana noted that approximately $73 million of the base rate increase was attributable to the acquisition of a generating station and certain power purchase agreements that, based on current natural gas prices, would produce fuel and purchased power savings for customers that substantially mitigate the impact of the requested base rate increase. The filing also requested an allowed ROE of 11.4%. Entergy Louisiana's previously authorized ROE midpoint currently in effect is 10.5%. Hearings are currently set for September 2004.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In December 2002, the MPSC issued a final order approving a joint stipulation entered into by Entergy Mississippi and the Mississippi Public Utilities Staff in October 2002. The final order results in a $48.2 million rate increase, or about a 5.3% increase in overall retail revenues, which is based on an ROE of 11.75%. The rate increase began in January 2003. The order endorsed a new power management rider schedule designed to more efficiently collect capacity portions of purchased power costs. Also, the order provides for improvements in the return on equity formula and more robust performance measures for Entergy Mississippi's formula rate plan. Under the provisions of Entergy Mississippi's formula rate plan, a bandwidth is placed around the benchmark ROE, and if Entergy Mississippi earns outside of the bandwidth (as well as outside of a range-of-no-change at each edge of the bandwidth), then Entergy Mississippi's rates will be adjusted, though on a prospective basis only. Under the provisions of the order, Entergy Mississippi will make its next formula rate plan filing during March 2004. The "benchmark ROE" set out in Entergy Mississippi's March 2004 annual formula rate plan filing likely will differ from the last approved ROE. Under Mississippi law and Entergy Mississippi's formula rate plan, however, if Entergy Mississippi's earned ROE is above the top of the range-of-no-change at the top of the formula rate plan bandwidth, then Entergy Mississippi's "Allowed ROE" for the next twelve-month period is the point halfway between such earned ROE and the top of the bandwidth; and Entergy Mississippi's retail rates are set at that halfway-point ROE level. In the situation where Entergy Mississippi's earned ROE is not above the top of the range-of-no-change at the top of the bandwidth, then Entergy Mississippi's "Allowed ROE" for the next twelve-month period is the top of the range-of-no-change at the top of the bandwidth.

Grand Gulf Accelerated Recovery Tariff (GGART)

In September 1998, FERC approved the GGART for Entergy Mississippi's allocable portion of Grand Gulf, which was filed with FERC in August 1998. The GGART provided for the acceleration of Entergy Mississippi's Grand Gulf purchased power over the period October 1, 1998 through June 30, 2004. In May 2003, the MPSC authorized the cessation of the GGART effective July 1, 2003. Entergy Mississippi filed notice of the change with FERC and the FERC approved the filing on July 30, 2003. Entergy Mississippi accelerated a total of $168.4 million of Grand Gulf purchased power obligation under the GGART over the period October 1, 1998 through June 30, 2003.

Filings with the City Council (Entergy New Orleans)

Rate Proceedings

In May 2002, Entergy New Orleans filed a cost of service study and revenue requirement filing with the City Council for the 2001 test year. The filing indicated that a revenue deficiency existed and that a $28.9 million electric rate increase and a $15.3 million gas rate increase were appropriate. Additionally, Entergy New Orleans proposed a $6 million public benefit fund. In March 2003, Entergy New Orleans and the Advisors to the City Council presented to the City Council an agreement in principle and the City Council approved that agreement in May 2003 allowing for a total increase of $30.2 million in electric and gas base rates effective June 1, 2003. Certain intervenors have appealed the City Council's approval to Civil District Court for the Parish of Orleans. Entergy New Orleans and the City Council will oppose the appeal, but the outcome cannot be predicted.

Fuel Adjustment Clause Litigation

In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorneys' fees. Entergy filed exceptions to the plaintiffs' allegations, asserting, among other things, that jurisdiction over these issues rests with the City Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. The suit in state court has been stayed by stipulation of the parties pending a decision by the City Council in the proceeding discussed in the next paragraph.

Plaintiffs also filed this complaint with the City Council in order to initiate a review by the City Council of the plaintiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Testimony was filed on behalf of the plaintiffs in this proceeding asserting, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices and included costs in Entergy New Orleans' fuel adjustment that could have resulted in New Orleans customers being overcharged by more than $100 million over a period of years. Hearings were held in February and March 2002. In February 2004, the City Council approved a resolution that results in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding as of December 31, 2003. The plaintiffs have appealed the City Council resolution to the state court in Orleans Parish.

Purchased Power for Summer 2001, 2002 and 2003 (Entergy Gulf States and Entergy Louisiana)

In March 2001, Entergy Louisiana and Entergy Gulf States filed applications for authorization to participate in contracts that would be executed by the Entergy System to meet the summer peak load requirements for the summer of 2001. In May 2001, the LPSC determined that 24% of Entergy Louisiana's and Entergy Gulf States' costs relating to summer 2001 purchases should be categorized as capacity charges. Subsequently, the LPSC raised certain prudence issues related to the 2001 purchases. The administrative law judge (ALJ) presiding over the case recently issued a Preliminary Recommendation regarding prudence issues primarily associated with the power uprates at the Waterford 3 and Grand Gulf nuclear units. In the event that such decision becomes final, additional calculations would be required to determine the potential refund obligation for the periods 2001, 2002 and 2003. The ALJ also concluded that Entergy should be permitted the opportunity to recover the expenses of the uprates through appropriate rate proceedings.

In March 2002 and 2003, Entergy Louisiana and Entergy Gulf States filed an application with the LPSC for the approval of capacity and energy purchases for the summers of 2002 and 2003, respectively, similar to the applications filed for the summers of 2000 and 2001. The LPSC ordered that 14% of Entergy Louisiana's and Entergy Gulf States' costs relating to summer 2002 purchases be categorized as capacity charges, and that 11% of Entergy Louisiana's and Entergy Gulf States' costs relating to summer 2003 power purchases the price of which was stated on the basis of $/MWh be categorized as capacity charges. The LPSC did not allow the capacity charges to be set up as a regulatory asset, but authorized Entergy Louisiana and Entergy Gulf States to include these costs in any base rate case for their respective test years. Prudence issues relating to summer 2002 and 2003 purchases were resolved in subsequent settlements approved by the LPSC. In the event that the LPSC adopts the ALJ's recommendation relating to potential uprates at nuclear facilities in the summer 2001 case, and such decision becomes final following an appeal or the expiration of appeal delays, these settlements reserve the LPSC's right to propose in a future case disallowances relating to the effect that such uprates would have had on the summer 2002 and summer 2003 firm energy contracts, while Entergy Gulf States and Entergy Louisiana reserve their right to oppose any such proposal.

No refunds were ordered in the summer 2002 settlement, although with respect to the capacity costs to be incurred pursuant to a particular purchased power contract, Entergy Louisiana agreed in the settlement to forgo recovery of approximately $0.8 million in 2002, $1.3 million in 2003, and $1.0 million in 2004, and Entergy Gulf States agreed to forgo recovery of approximately $0.5 million in 2002, $0.9 million in 2003, and $0.7 million in 2004. All other purchases for the summers of 2002 and 2003 were found to be prudent. Issues relating to the reasonableness of the long-term planning process were moved from the summer 2002 case into a separate sub-docket. In the summer 2003 settlement, the LPSC also reserved its right to investigate any alleged imprudence regarding the System's decision to spin off the ISES and Ritchie generating units to an unregulated affiliate, Entergy Power, Inc.

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

NOTE 3. INCOME TAXES

Income tax expenses for 2003, 2002, and 2001 consist of the following:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Current:
Federal (a)	$40,632	($11,535)	($745,724)	($2,969)	($7,655)	$95,670
State (a)	16,306	(1,503)	(16,243)	2,565	(1,871)	15,382
Total (a)	56,938	(13,038)	(761,967)	(404)	(9,526)	111,052
Deferred -- net	53,309	36,652	864,656	36,240	15,853	(31,731)
Investment tax credit
adjustments -- net	(4,951)	(12,078)	(5,281)	(1,405)	(452)	(3,476)
Recorded income tax expense	$105,296	$11,536	$97,408	$34,431	$5,875	$75,845

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2002	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Current:
Federal (a)	$13,206	$66,227	$43,048	$21,817	($7,103)	$99,429
State (a)	3,243	11,345	1,867	3,969	(47)	14,994
Total (a)	16,449	77,572	44,915	25,786	(7,150)	114,423
Deferred -- net	59,963	(4,210)	45,253	(6,529)	7,196	(34,770)
Investment tax credit
adjustments -- net	(5,008)	(7,365)	(5,403)	(1,411)	(468)	(3,476)
Recorded income tax expense	$71,404	$65,997	$84,765	$17,846	($422)	$76,177

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2001	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Current:
Federal (a)	$83,314	$60,333	$97,265	$77,074	$16,844	($56,166)
State (a)	16,230	17,385	16,404	11,523	2,958	(6,837)
Total (a)	99,544	77,718	113,669	88,597	19,802	(63,003)
Deferred -- net	11,414	11,554	(21,931)	(66,633)	(23,691)	110,240
Investment tax credit
adjustments -- net	(5,025)	(7,234)	(5,451)	(1,500)	(507)	(3,476)
Recorded income tax expense	$105,933	$82,038	$86,287	$20,464	($4,396)	$43,761

(a)

Entergy Louisiana's actual cash taxes paid/(refunded) were $35,128 in 2003, ($781,540) in 2002, and $111,507 in 2001. Entergy Louisiana's mark-to-market tax accounting election significantly reduced taxes paid in 2002. In 2001, Entergy Louisiana changed its method of accounting for tax purposes related to the contract to purchase power from the Vidalia project (the contract is discussed in Note 9 to the domestic utility companies and System Energy financial statements). The new tax accounting method has provided a cumulative cash flow benefit of approximately $805 million through 2003, which is expected to reverse in the years 2005 through 2031. The election did not reduce book income tax expense. The timing of the reversal of this benefit depends on several variables, including the price of power. Approximately half of the consolidated cash flow benefit of the election occurred in 2001 and the remainder occurred in 2002. In accordance with Entergy's intercompany tax allocation agreement, the cash flow benefit for Entergy Louisiana occurred in the fourth quarter of 2002.

Total income taxes differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 2003, 2002, and 2001 are:

Significant components of net deferred and long-term accrued tax liabilities as of December 31, 2003 and 2002 are as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/(liabilities)	($157,147)	($478,254)	($195,074)	($34,738)	$38,834	($246,519)
Plant-related basis differences,net	(798,641)	(1,095,206)	(806,955)	(284,550)	(74,041)	(332,197)
Power Purchase Agreements	-	-	(945,495)	-	-	-
Deferred Fuel	(4,154)	(45,762)	-	(40,091)	(1,109)	-
Long term taxes accrued	(26,611)	(55,155)	-	(52,646)	(17,491)	(57,239)
Other	(85,528)	(26,012)	(67,272)	(21,806)	(1,728)	(11,497)
Total	(1,072,081)	(1,700,389)	(2,014,796)	(433,831)	(55,535)	(647,452)

Deferred Tax Assets:
Accumulated deferred investment
tax credit	28,836	36,192	38,962	5,773	1,709	30,251
Sale and leaseback	-	-	83,539	-	-	139,595
NOL Carryforward	-	-	104,489	-	-	-
Unbilled/Deferred revenues	-	11,959	-	7,357	-	-
Pension-related items	5,453	11,474	12,562	-	9,324	7,354
Reserve for regulatory adjustments	-	138,933	-	-	-	-
Rate refund	2,351	23,184	789	379	3,977	170,222
Customer Deposits	37,778	35,840	16,804	18,085	84	-
Nuclear Decommissioning	13,171	-	2,833	-	-	-
Other	6,399	26,147	26,096	9,722	1,415	8,124
Total	93,988	283,729	286,074	41,316	16,509	355,546

Net deferred tax liability	($978,093)	($1,416,660)	($1,728,722)	($392,515)	($39,026)	($291,906)

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2002	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Deferred and Long-term Accrued Tax Liabilities:
Net regulatory assets/(liabilities)	($142,438)	($493,358)	($198,637)	($24,560)	$29,435	($255,729)
Plant-related basis differences, net	(649,312)	(962,100)	(683,590)	(251,026)	(65,357)	(352,611)
Power purchase agreements	-	-	(866,976)	-	-	-
Deferred fuel	-	(40,267)	(4,556)	(22,023)	(1,255)	-
Other	(89,851)	(43,537)	(107,098)	(19,090)	(5,398)	(20,285)
Total	(881,601)	(1,539,262)	(1,860,857)	(316,699)	(42,575)	(628,625)

Deferred Tax Assets:
Accumulated deferred investment
tax credit	30,690	40,471	40,995	6,310	1,883	31,581
Sale and leaseback	-	-	96,684	-	-	135,544
Unbilled/Deferred revenues	3,360	11,959	-	6,307	-	-
Pension-related items	-	5,339	6,282	-	7,803	4,085
Rate refund	-	18,084	66	-	4,502	-
Reserve for regulatory adjustments	-	103,843	-	-	-	-
Customer deposits	11,623	22,029	10,076	14,324	113	-
Nuclear decommissioning	12,070	1,073	2,833	-	-	5,622
Other	7,090	28,117	12,751	4,771	7,259	6,931
Total	64,833	230,915	169,687	31,712	21,560	183,763

Net deferred tax liability	($816,768)	($1,308,347)	($1,691,170)	($284,987)	($21,015)	($444,862)

At December 31, 2003, Entergy Louisiana had a state net operating loss carryforward of $1.7 billion, primarily resulting from its mark-to-market tax election. If the state net operating loss is not utilized against income from Entergy Louisiana, it will expire in 2016.

NOTE 4. LINES OF CREDIT AND RELATED SHORT-TERM BORROWINGS (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. Also, under the SEC order authorizing the short-term borrowing limits, the domestic utility companies and System Energy cannot incur new short-term indebtedness if the issuer's common equity would comprise less than 30% of its capital. In addition to borrowing from commercial banks, the domestic utility companies and System Energy are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. The following are the outstanding short-term borrowings from the money pool and the SEC-authorized limits for short-term borrowings for the domestic utility companies and System Energy as of December 31, 2003:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$235	$69.2
Entergy Gulf States	$340	-
Entergy Louisiana	$225	$41.3
Entergy Mississippi	$160	-
Entergy New Orleans	$100	-
System Energy	$140	-

Because of restrictions contained in its articles of incorporation, Entergy New Orleans could only incur approximately $38 million of new unsecured debt as of December 31, 2003.

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of Dec. 31, 2003

Entergy Arkansas	April 2004	$63 million	-
Entergy Louisiana	May 2004	$15 million	-
Entergy Mississippi	May 2004	$25 million	-

The facilities have variable interest rates and the average commitment fee is 0.14%.

NOTE 5. LONG - TERM DEBT (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Long-term debt as of December 31, 2003 and 2002 consisted of:

	2003	2002
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
7.72% Series due March 2003	$-	$100,000
6.0% Series due October 2003	-	155,000
6.125% Series due July 2005	100,000	100,000
6.65% Series due August 2005	-	115,000
7.5% Series due August 2007	-	100,000
5.4% Series due May 2018	150,000	-
5.0% Series due July 2018	115,000	-
7.0% Series due October 2023	175,000	175,000
6.7% Series due April 2032	100,000	100,000
6.0% Series due November 2032	100,000	100,000
5.9% Series due June 2033	100,000	-
Total mortgage bonds	840,000	945,000

Governmental Bonds (a):
6.3% Series due 2016, Pope County	19,500	19,500
5.6% Series due 2017, Jefferson County	45,500	45,500
6.3% Series due 2018, Jefferson County	9,200	9,200
6.3% Series due 2020, Pope County	120,000	120,000
6.25% Series due 2021, Independence County	45,000	45,000
5.05% Series due 2028, Pope County (b)	47,000	47,000
Total governmental bonds	286,200	286,200

Other Long-Term Debt:
Long-term DOE Obligation (c)	154,409	152,804
8.5% Junior Subordinated Deferrable Interest Debentures	61,856	61,856
Unamortized Premium and Discount - Net	(4,708)	(4,625)
Other	621	621

Total Long-Term Debt	1,338,378	1,441,856
Less Amount Due Within One Year	-	255,000
Long-Term Debt Excluding Amount Due Within One Year	$1,338,378	$1,186,856

Fair Value of Long-Term Debt (d)	$1,234,657	$1,326,961

	2003	2002
	(In Thousands)
Entergy Gulf States
Mortgage Bonds:
6.75% Series due March 2003	$-	33,000
Libor + 1.2% Series due June 2003	-	260,000
8.25% Series due April 2004	292,000	292,000
Libor + 1.3% Series due September 2004	-	300,000
6.77% Series due August 2005	98,000	98,000
Libor + 0.9% Series due June 2007	275,000	-
5.2% Series due December 2007	200,000	200,000
3.6% Series due June 2008	325,000	-
6.0% Series due December 2012	140,000	140,000
5.25% Series due August 2015	200,000	-
8.94% Series due January 2022	-	150,000
8.7% Series due April 2024	-	294,950
6.2% Series due July 2033	240,000	-
Total mortgage bonds	1,770,000	1,767,950

Governmental Bonds (a):
5.45% Series due 2010, Calcasieu Parish	22,095	22,095
6.75% Series due 2012, Calcasieu Parish	48,285	48,285
6.7% Series due 2013, Pointe Coupee Parish	17,450	17,450
5.7% Series due 2014, Iberville Parish	21,600	21,600
7.7% Series due 2014, West Feliciana Parish	94,000	94,000
5.8% Series due 2015, West Feliciana Parish	28,400	28,400
7.0% Series due 2015, West Feliciana Parish	39,000	39,000
7.5% Series due 2015, West Feliciana Parish	41,600	41,600
9.0% Series due 2015, West Feliciana Parish	45,000	45,000
5.8% Series due 2016, West Feliciana Parish	20,000	20,000
5.65% Series due 2028, West Feliciana Parish (e)	62,000	62,000
6.6% Series due 2028, West Feliciana Parish	40,000	40,000
Total governmental bonds	479,430	479,430

Other Long-Term Debt:
8.75% Junior Subordinated Deferrable Interest Debentures	87,629	87,629
Unamortized Premium and Discount - Net	(2,596)	(4,463)
Other	9,150	9,371

Total Long-Term Debt	2,343,613	2,339,917
Less Amount Due Within One Year	354,000	293,000
Long-Term Debt Excluding Amount Due Within One Year	$1,989,613	$2,046,917

Fair Value of Long-Term Debt (d)	$2,429,847	$2,407,427

	2003	2002
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
8.5% Series due June 2003	$-	$150,000
6.5% Series due March 2008	115,000	115,000
7.6% Series due April 2032	150,000	150,000
Total mortgage bonds	265,000	415,000

Governmental Bonds (a):
7.5% Series due 2021, St. Charles Parish	50,000	50,000
7.0% Series due 2022, St. Charles Parish	24,000	24,000
7.05% Series due 2022, St. Charles Parish	20,000	20,000
5.95% Series due 2023, St. Charles Parish	25,000	25,000
6.2% Series due 2023, St. Charles Parish	33,000	33,000
6.875% Series due 2024, St. Charles Parish	20,400	20,400
6.375% Series due 2025, St. Charles Parish	16,770	16,770
5.35% Series due 2029, St. Charles Parish (f)	-	110,950
Auction Rate due 2030, St. Charles Parish	60,000	60,000
4.9% Series due 2030, St. Charles Parish (g) (h)	55,000	55,000
Total governmental bonds	304,170	415,120

Other Long-Term Debt:
Waterford 3 Lease Obligation 7.45% (Note 10)	262,534	297,950
9.0% Junior Subordinated Deferrable Interest Debentures	72,165	72,165
Unamortized Premium and Discount - Net	(1,373)	(1,516)

Total Long-Term Debt	902,496	1,198,719
Less Amount Due Within One Year	14,809	296,366
Long-Term Debt Excluding Amount Due Within One Year	$887,687	$902,353

Fair Value of Long-Term Debt (d)	$668,700	$917,404

	2003	2002
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
6.25% Series due February 2003	$-	70,000
7.75% Series due February 2003	-	120,000
6.625% Series due November 2003	-	65,000
6.2% Series due May 2004	75,000	75,000
Libor + 0.65% Series due May 2004	-	50,000
8.25% Series due July 2004	-	25,000
6.45% Series due April 2008	80,000	80,000
4.35% Series due April 2008	100,000	-
5.15% Series due February 2013	100,000	-
4.95% Series due June 2018	95,000	-
7.7% Series due July 2023	60,000	60,000
6.0% Series due November 2032	75,000	75,000
7.25% Series due December 2032	100,000	100,000
Total mortgage bonds	685,000	720,000

Governmental Bonds (a):
7.0% Series due 2022, Warren County	8,095	8,095
7.0% Series due 2022, Washington County	7,935	7,935
Auction Rate due 2022, Independence City	30,000	30,000
Total governmental bonds	46,030	46,030

Other Long-Term Debt:
Unamortized Premium and Discount - Net	(1,074)	(926)

Total Long-Term Debt	729,956	765,104
Less Amount Due Within One Year	75,000	255,000
Long-Term Debt Excluding Amount Due Within One Year	$654,956	$510,104

Fair Value of Long-Term Debt (d)	$771,402	$790,861

	2003	2002
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
6.65% Series due March 2004	$-	30,000
8.125% Series due July 2005	30,000	30,000
8.0% Series due March 2006	-	40,000
7.0% Series due July 2008	-	30,000
3.875% Series due August 2008	30,000	-
5.25% Series due August 2013	70,000	-
6.75% Series due October 2017	25,000	25,000
8.0% Series due March 2023	45,000	45,000
7.55% Series due September 2023	30,000	30,000
Total mortgage bonds	230,000	230,000

Other Long-Term Debt:
Unamortized Premium and Discount - Net	(783)	(809)

Total Long-Term Debt	$229,217	$229,191

Fair Value of Long-Term Debt (c)	$239,816	$239,311

	2003	2002
	(In Thousands)
System Energy
Mortgage Bonds:
4.875% Series due October 2007	$70,000	$70,000
Total mortgage bonds	70,000	70,000

Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
5.9% Series due 2022, Mississippi Business Finance Corp.	102,975	102,975
7.3% Series due 2025, Claiborne County	7,625	7,625
6.2% Series due 2026, Claiborne County	90,000	90,000
Total governmental bonds	416,600	416,600

Other Long-Term Debt:
Grand Gulf Lease Obligation 7.02% (Note 10)	403,468	414,843
Unamortized Premium and Discount - Net	(1,319)	(1,403)

Total Long-Term Debt	888,749	900,040
Less Amount Due Within One Year	6,348	11,375
Long-Term Debt Excluding Amount Due Within One Year	$882,401	$888,665

Fair Value of Long-Term Debt (d)	$489,436	$475,638

(a)	Consists of pollution control revenue bonds and environmental revenue bonds, certain series of which are secured by non-interest bearing first mortgage bonds.
(b)	The bonds are subject to mandatory tender for purchase from the holders at 100% of the principal amount outstanding on September 1, 2005 and can then be remarketed.
(c)

Pursuant to the Nuclear Waste Policy Act of 1982, Entergy's nuclear owner/licensee subsidiaries have contracts with the DOE for spent nuclear fuel disposal service. The contracts include a one-time fee for generation prior to April 7, 1983. Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and includes the one-time fee, plus accrued interest, in long-term debt.

(d)

The fair value excludes lease obligations, long-term DOE obligations, and other long-term debt and includes debt due within one year. It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

(e)	The bonds are subject to mandatory tender for purchase from the holders at 100% of the principal amount outstanding on September 1, 2004 and can then be remarketed.
(f)

The bonds had a mandatory tender date of October 1, 2003. Entergy Louisiana purchased the bonds from the holders, pursuant to the mandatory tender provision, and has not remarketed the bonds at this time. A combination of cash on hand and short-term borrowing was used to buy-in the bonds.

(g)	On June 1, 2002, Entergy Louisiana remarketed $55 million St. Charles Parish Pollution Control Revenue Refunding Bonds due 2030, resetting the interest rate to 4.9% through May 2005.
(h)	The bonds are subject to mandatory tender for purchase from the holders at 100% of the principal amount outstanding on June 1, 2005 and can then be remarketed.

The annual long-term debt maturities (excluding lease obligations) for debt outstanding as of December 31, 2003, for the next five years are as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

2004	-	$354,000	-	$75,000	-	-
2005	$147,000	$98,000	$55,000	-	$30,000	-
2006	-	-	-	-	-	-
2007	-	$475,000	-	-	-	$70,000
2008	-	$325,000	$115,000	$180,000	$30,000	-

NOTE 6. COMPANY-OBLIGATED REDEEMABLE PREFERRED SECURITIES (Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana)

Entergy implemented FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" effective December 31, 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among their investors. Variable interest entities (VIEs), generally, are entities that do not have sufficient equity to permit the entity to finance its operations without additional financial support from its equity interest holders and/or the group of equity interest holders are collectively not able to exercise control over the entity. The primary beneficiary is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both as a result of holding the variable interest. A company may have an interest in a VIE through ownership or other contractual rights or obligations.

Entergy Louisiana Capital I, Entergy Arkansas Capital I, and Entergy Gulf States Capital I (Trusts) were established as financing subsidiaries of Entergy Louisiana, Entergy Arkansas, and Entergy Gulf States, respectively, (the parent company or companies, collectively) for the purposes of issuing common and preferred securities. The Trusts issued Cumulative Quarterly Income Preferred Securities (Preferred Securities) to the public and issued common securities to their parent companies. Proceeds from such issues were used to purchase junior subordinated deferrable interest debentures (Debentures) from the parent company. The Debentures held by each Trust are its only assets. Each Trust uses interest payments received on the Debentures owned by it to make cash distributions on the Preferred Securities and common securities. The parent companies fully and unconditionally guaranteed payment of distributions on the Preferred Securities issued by the respective Trusts. Prior to the application of FIN 46, each parent company consolidated its interest in its Trust. Because each parent company's share of expected losses of its Trust is limited to its investment in its Trust, the parent companies are not considered the primary beneficiaries and therefore de-consolidated their interest in the Trusts upon application of FIN 46 with no significant impacts to the financial statements. The parent companies' investment in the Trusts and the Debentures issued by each parent company are included in Other Property and Investments and Long-Term Debt, respectively. The financial statements as of December 31, 2002 have been reclassified to reflect the application of FIN 46 as of that date.

NOTE 7. PREFERRED STOCK (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The number of shares authorized and outstanding, and dollar value of preferred stock for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2003 and 2002 are presented below. Only the two Entergy Gulf States series "with sinking fund" contain mandatory redemption requirements. All other series are redeemable at Entergy's option at the call prices presented. Dividends paid on all of Entergy's preferred stock series are eligible for the dividends received deduction. The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Gulf States 4.40%, Entergy Louisiana 4.96%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.
	Shares				Call Price Per
	Authorized				Share as of
	and Outstanding				December 31,
	2003	2002	2003	2002	2003
			(Dollars in Thousands)
Entergy Arkansas Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	107.00
4.56% Series	75,000	75,000	7,500	7,500	102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	102.50
6.08% Series	100,000	100,000	10,000	10,000	102.83
7.32% Series	100,000	100,000	10,000	10,000	103.17
7.80% Series	150,000	150,000	15,000	15,000	103.25
7.40% Series	200,000	200,000	20,000	20,000	102.80
7.88% Series	150,000	150,000	15,000	15,000	103.00
Cumulative, $0.01 par value:
$1.96 Series (a)	600,000	600,000	15,000	15,000	25.00
Total without sinking fund	1,613,500	1,613,500	$116,350	$116,350

	Shares				Call Price Per
	Authorized				Share as of
	and Outstanding				December 31,
	2003	2002	2003	2002	2003
Entergy Gulf States Preferred Stock			(Dollars in Thousands)
Preferred Stock
Authorized 6,000,000 shares,
$100 par value, cumulative
Without sinking fund:
4.40% Series	51,173	51,173	$5,117	$5,117	$108.00
4.50% Series	5,830	5,830	583	583	105.00
4.40% 1949 Series	1,655	1,655	166	166	103.00
4.20% Series	9,745	9,745	975	975	102.82
4.44% Series	14,804	14,804	1,480	1,480	103.75
5.00% Series	10,993	10,993	1,099	1,099	104.25
5.08% Series	26,845	26,845	2,685	2,685	104.63
4.52% Series	10,564	10,564	1,056	1,056	103.57
6.08% Series	32,829	32,829	3,283	3,283	103.34
7.56% Series	308,830	308,830	30,883	30,883	101.80
Total without sinking fund	473,268	473,268	$47,327	$47,327
With sinking fund:
Adjustable Rate - A, 7.0% (b)	96,020	108,120	$9,602	$10,812	$100.00
Adjustable Rate - B, 7.0% (b)	112,499	135,149	11,250	13,515	100.00
Total with sinking fund	208,519	243,269	$20,852	$24,327

Fair Value of Preferred Stock
with sinking fund (c)			$15,354	$20,792

	Shares				Call Price Per
	Authorized				Share as of
	and Outstanding				December 31,
	2003	2002	2003	2002	2003
Entergy Louisiana Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.96% Series	60,000	60,000	$6,000	$6,000	$104.25
4.16% Series	70,000	70,000	7,000	7,000	104.21
4.44% Series	70,000	70,000	7,000	7,000	104.06
5.16% Series	75,000	75,000	7,500	7,500	104.18
5.40% Series	80,000	80,000	8,000	8,000	103.00
6.44% Series	80,000	80,000	8,000	8,000	102.92
7.84% Series	100,000	100,000	10,000	10,000	103.78
7.36% Series	100,000	100,000	10,000	10,000	103.36
Cumulative, $25 par value:
8.00% Series	1,480,000	1,480,000	37,000	37,000	25.00
Total without sinking fund	2,115,000	2,115,000	$100,500	$100,500

	Shares				Call Price Per
	Authorized				Share as of
	and Outstanding				December 31,
	2003	2002	2003	2002	2003
Entergy Mississippi Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.86
4.56% Series	43,887	43,887	4,389	4,389	107.00
4.92% Series	100,000	100,000	10,000	10,000	102.88
7.44% Series	100,000	100,000	10,000	10,000	102.81
8.36% Series	200,000	200,000	20,000	20,000	100.00
Total without sinking fund	503,807	503,807	$50,381	$50,381

	Shares				Call Price Per
	Authorized				Share as of
	and Outstanding				December 31,
	2003	2002	2003	2002	2003
Entergy New Orleans Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.75% Series	77,798	77,798	$7,780	$7,780	$105.00
4.36% Series	60,000	60,000	6,000	6,000	104.57
5.56% Series	60,000	60,000	6,000	6,000	102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	The total dollar value represents the liquidation value of $25 per share.
(b)	Represents weighted-average annualized rates for 2003.
(c)

Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. There is an additional disclosure of fair value of financial instruments in Note 12 to the domestic utility companies and System Energy financial statements.

Changes in the preferred stock of Entergy Gulf States and Entergy Louisiana during the last three years were:

	Number of Shares
	2003	2002	2001
Preferred stock retirements
Entergy Gulf States
$100 par value	(34,500)	(18,579)	(49,237)
Entergy Louisiana
$100 par value	-	-	(350,000)

Entergy Gulf States has annual sinking fund requirements of $3.45 million through 2008 for its preferred stock outstanding. Entergy Gulf States has the annual non-cumulative option to redeem, at par, additional amounts of certain series of its outstanding preferred stock.

NOTE 8. COMMON EQUITY (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Common Stock

In December 2002, Entergy Louisiana repurchased 18,202,573 shares of its no par value common stock from Entergy Corporation for $120 million.

Dividend Restrictions

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of the domestic utility companies and System Energy restrict the payment of cash dividends or other distributions on their common and preferred stock. Additionally, PUHCA prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy Corporation. As of December 31, 2003, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $309.4 million and $41.9 million, respectively.

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

Fuel Supply Agreements

(Entergy Arkansas and Entergy Mississippi)

Entergy Arkansas has a long-term contract for the supply of low-sulfur coal for Independence (which is also 25% owned by Entergy Mississippi). This contract, which expires in 2011, provides for approximately 90% of Independence's expected annual coal requirements. Additional requirements are satisfied by spot market purchases. Entergy Arkansas has entered into three medium-term (one one-year, one two-year, and one three-year) contracts for approximately 52% of White Bluff's coal supply needs. As each contract expires, it is scheduled to be renewed at the same quantity for a three-year term. Entergy Arkansas has an additional 20% of its 2004 coal requirement committed in a number of one- to two-year contracts. Additional coal requirements for both Independence and White Bluff are satisfied by spot market or over the counter purchases. Additionally, Entergy Arkansas has a long-term railroad transportation contract for the delivery of coal to both White Bluff and Independence that expires in 2011.

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

(Entergy Louisiana)

Entergy Louisiana has a long-term natural gas supply contract, which expires in 2012, in which Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $7.2 million. Such charges aggregate $65 million for the years 2004 through 2012.

Purchased Power Agreements

(Entergy Louisiana)

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $112.6 million in 2003, $104.2 million in 2002, and $86.0 million in 2001. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $116.5 million in 2004, and a total of $3.6 billion for the years 2005 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause. In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to ten years, beginning in October 2002.

System Fuels (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies that are owners of System Fuels have made loans to System Fuels to finance its fuel procurement, delivery, and storage activities. The following loans outstanding to System Fuels as of December 31, 2003 mature in 2008:

Owner	Ownership Percentage	Loan Outstanding at December 31, 2003

Entergy Arkansas	35%	$11.0 million
Entergy Louisiana	33%	$14.2 million
Entergy Mississippi	19%	$5.5 million
Entergy New Orleans	13%	$3.3 million

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

1.

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

2.

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

Entergy Arkansas has two licensed reactors and Entergy Gulf States, Entergy Louisiana, and System Energy each have one licensed reactor (10% of Grand Gulf 1 is owned by a non-affiliated company (SMEPA), which would share on a pro-rata basis in any retrospective premium assessment under the Act).

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

Property Insurance

Entergy's nuclear owner/licensee subsidiaries are members of certain mutual insurance companies that provide property damage coverage, including decontamination and premature decommissioning expense, to the members' nuclear generating plants. These programs are underwritten by Nuclear Electric Insurance Limited (NEIL). As of December 31, 2003, the domestic utility companies and System Energy were insured against such losses per the following structures:

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

In addition, Waterford 3 and Grand Gulf 1 are also covered under NEIL's Accidental Outage Coverage program. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL property damage loss, subject to a deductible. The following summarizes this coverage as of December 31, 2003:

    Waterford 3
    $2.95 million weekly indemnity
    $413 million maximum indemnity
    Deductible: 12 week waiting period

    Grand Gulf 1
  $100,000 weekly indemnity
  $14 million maximum indemnity
  Deductible: 26 week waiting period

Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of December 31, 2003, the maximum amount of such possible assessments per occurrence were $22.0 million for Entergy Arkansas, $18.8 million for Entergy Gulf States, $20.7 million for Entergy Louisiana, $0.06 million for Entergy Mississippi, $0.06 million for Entergy New Orleans, and $17.7 million for System Energy.

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

Nuclear Decommissioning and Other Retirement Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy)

SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets.

These liabilities are recorded at their fair values (which is the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. As a result of this treatment, SFAS 143 is expected to be earnings neutral to the rate-regulated business of the domestic utility companies and System Energy.

Assets and liabilities increased approximately $1.1 billion for the domestic utility companies and System Energy as a result of recording the asset retirement obligations at their fair values of $1.1 billion as determined under SFAS 143, increasing utility plant by $287 million, reducing accumulated depreciation by $361 million and recording the related regulatory assets of $422 million. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings in the first quarter of 2003 by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for the domestic utility companies and System Energy include a component for removal costs that are not asset retirement obligations under SFAS 143. In accordance with regulatory accounting principles, Entergy has recorded a regulatory asset (liability) in the following amounts to reflect its estimate of the difference between estimated incurred removal costs and estimated removal costs recovered in rates previously recorded as a component of accumulated depreciation:
	December 31,
	2003	2002
	(In Millions)

Entergy Arkansas	$26.6	$35.2
Entergy Gulf States	4.2	(0.8)
Entergy Louisiana	(26.8)	(23.2)
Entergy Mississippi	24.4	28.6
Entergy New Orleans	2.1	(1.5)
System Energy	15.1	15.8

The cumulative liabilities and decommissioning expenses recorded in 2003 by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy were as follows:

	Liabilities as of	SFAS 143		Liabilities as of
	December 31, 2002	Adoption	Accretion	December 31, 2003
	(In Millions)

ANO 1 and ANO 2	$310.7	$221.0	$35.8	$567.5
River Bend	237.0	41.2	20.6	298.8
Waterford 3	125.3	179.4	20.6	325.3
Grand Gulf 1	153.5	137.2	21.8	312.5

Entergy periodically reviews and updates estimated decommissioning costs. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.

If SFAS 143 had been applied by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy during prior periods, the following impacts would have resulted:
	Year Ended December 31, 2002	Year Ended December 31, 2001

Entergy Arkansas
Pro forma asset retirement obligations	$531,659	$498,041
Pro forma effect of SFAS 143	$220,971	$205,324
Asset retirement obligations actually recorded	$310,688	$292,717

Entergy Louisiana
Pro forma asset retirement obligations	$304,728	$285,640
Pro forma effect of SFAS 143	$179,403	$174,169
Asset retirement obligations actually recorded	$125,325	$111,471

System Energy
Pro forma asset retirement obligations	$290,659	$270,381
Pro forma effect of SFAS 143	$137,186	$130,278
Asset retirement obligations actually recorded	$153,473	$140,103

Entergy Gulf States
Pro forma asset retirement obligations	$278,245	$259,120
Pro forma effect of SFAS 143	$41,258	$32,977
Asset retirement obligations actually recorded	$236,987	$226,143
Earnings applicable to common stock - as reported	$169,190	$174,419
Pro forma effect of SFAS 143	$(2,227)	$(2,428)
Earnings applicable to common stock - pro forma	$166,963	$171,991

Entergy maintains decommissioning trust funds that are committed to meeting the costs of decommissioning the nuclear power plants. The fair values of the decommissioning trust funds and asset retirement obligation-related regulatory assets of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy as of December 31, 2003 are as follows:
	Decommissioning Trust Fair Values	Regulatory Assets
	(In Millions)

ANO 1 & ANO 2	$360.5	$203.7
River Bend	267.9	36.2
Waterford 3	152.0	132.3
Grand Gulf 1	172.9	92.7

The Energy Policy Act of 1992 contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning (D&D) of the DOE's past uranium enrichment operations. Annual assessments (in 2003 dollars), which will be adjusted annually for inflation, are for 15 years and were $4.3 million for Entergy Arkansas, $1.1 million for Entergy Gulf States, $1.6 million for Entergy Louisiana, and $1.8 million for System Energy in 2003. The Energy Policy Act calls for cessation of annual D&D assessments not later than October 24, 2007. At December 31, 2003, three years of assessments were remaining. D&D fees are included in other current liabilities and other non-current liabilities and, as of December 31, 2003, recorded liabilities were $12.8 million for Entergy Arkansas, $3.0 million for Entergy Gulf States, $4.9 million for Entergy Louisiana, and $4.8 million for System Energy. Regulatory assets in the financial statements offset these liabilities, with the exception of Entergy Gulf States' 30% non-regulated portion. These assessments are recovered through rates in the same manner as fuel costs.

Environmental Issues (Entergy Gulf States)

Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the cleanup of these sites. As of December 31, 2003, Entergy Gulf States does not expect the remaining clean-up costs to exceed its recorded liability of $11.6 million for the remaining sites at which the EPA has designated Entergy Gulf States as a PRP.

City Franchise Ordinances (Entergy New Orleans)

Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the city to purchase Entergy New Orleans' electric and gas utility properties.

Waterford 3 Lease Obligations (Entergy Louisiana)

On September 28, 1989, Entergy Louisiana entered into three identical transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. In July 1997, Entergy Louisiana caused the lessors to issue $307.6 million aggregate principal amount of Waterford 3 Secured Lease Obligation Bonds, 8.09% Series due 2017, to refinance the outstanding bonds originally issued to finance the purchase of the undivided interests by the lessors. The lease payments were reduced to reflect the lower interest costs. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the termination of the lease transactions and may be required to assume the outstanding bonds issued to finance, in part, the lessors' acquisition of the undivided interests in Waterford 3.

Employment Litigation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy New Orleans, System Energy, or their affiliates, are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and their affiliates are vigorously defending these suits and deny any liability to the plaintiffs. Nevertheless, no assurance can be given as to the outcome of these cases.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans, and Entergy Mississippi as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently, there are approximately 400 lawsuits involving just over 7,000 claims. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to its financial position or results of operation.

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its 90% share of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and the termination is approved by FERC, most likely upon Grand Gulf 1's retirement from service. Monthly obligations are based on actual capacity and energy costs. The average monthly payments for 2003 under the agreement are approximately $17.2 million for Entergy Arkansas, $6.7 million for Entergy Louisiana, $15.9 million for Entergy Mississippi, and $8.1 million for Entergy New Orleans.

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

Reimbursement Agreement (System Energy)

In December 1988, System Energy entered into two separate, but identical, arrangements for the sale and leaseback of an approximate aggregate 11.5% ownership interest in Grand Gulf 1. In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable for the benefit of the equity investors by System Energy under the leases. The current letters of credit are effective until May 30, 2007.

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%. In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2003, System Energy's debt ratio was approximately 49.0%, and its fixed charge coverage ratio for 2003 was approximately 3.86, calculated, in each case, as prescribed in the reimbursement agreement.

NOTE 10. LEASES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

General

As of December 31, 2003, the domestic utility companies had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

Capital Leases
	Entergy	Entergy	Entergy
Year	Arkansas	Gulf States	Mississippi
	(In Thousands)

2004	$9,646	$9,000	$49
2005	9,611	-	49
2006	5,683	-	41
2007	3,428	-	11
2008	1,753	-	-
Years thereafter	2,844	-	-
Minimum lease payments	32,965	9,000	150
Less: Amount
representing interest	8,428	705	16
Present value of net
minimum lease payments	$24,537	$8,295	$134

Operating Leases
	Entergy	Entergy	Entergy	Entergy	Entergy
Year	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)

2004	$21,072	$27,507	$12,271	$7,491	$101
2005	18,569	25,158	8,218	5,807	41
2006	15,056	23,330	3,985	4,134	-
2007	12,667	17,029	2,881	1,182	-
2008	10,197	9,785	1,430	673	-
Years thereafter	62,573	130,357	2,128	533	-
Minimum lease payments	$140,134	$233,166	$30,913	$19,820	$142

Rental expense amounted to $19.4 million, $20.8 million, and $21.1 million for Entergy Arkansas; $18.2 million, $17.6 million, and $22.0 million for Entergy Gulf States; and $11.4 million, $11.2 million, and $11.7 million for Entergy Louisiana in 2003, 2002, and 2001, respectively. In addition to the above rental expense, railcar operating lease payments, which are recorded in fuel expense, were $6.8 million in 2003, $8.3 million in 2002, and $12.2 million in 2001 for Entergy Arkansas and $1.8 million in 2003, $2.0 million in 2002, and $2.8 million in 2001 for Entergy Gulf States. The railcar lease payments are recorded as fuel expense in accordance with regulatory treatment.

Nuclear Fuel Leases

As of December 31, 2003, arrangements to lease nuclear fuel existed in an aggregate amount up to $150 million for Entergy Arkansas, $80 million for each of System Energy and Entergy Louisiana, and $105 million for Entergy Gulf States. As of December 31, 2003, the unrecovered cost base of nuclear fuel leases amounted to approximately $102.7 million for Entergy Arkansas, $63.7 million for Entergy Gulf States, $65.0 million for Entergy Louisiana, and $47.2 million for System Energy. The lessors finance the acquisition and ownership of nuclear fuel through loans made under revolving credit agreements, the issuance of commercial paper, and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each have a termination date of October 30, 2006. The termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through December 15, 2008. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations in accordance with the fuel lease.

Lease payments are based on nuclear fuel use. The table below represents the total nuclear fuel lease payments (principal and interest) as well as the separate interest component charged to operations in 2003, 2002, and 2001:

	2003		2002		2001
	Lease		Lease		Lease
	Payments	Interest	Payments	Interest	Payments	Interest
	(In Millions)

Entergy Arkansas	$49.9	$3.3	$49.6	$3.2	$54.1	$5.7
Entergy Gulf States	27.8	3.0	29.2	3.0	31.5	4.1
Entergy Louisiana	32.3	2.4	32.9	2.6	37.2	3.8
System Energy	32.0	3.1	26.1	2.5	26.5	3.6
Total	$142.0	$11.8	$137.8	$11.3	$149.3	$17.2

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

As of December 31, 2003, Entergy Louisiana's total equity capital (including preferred stock) was 49.82% of adjusted capitalization and its fixed charge coverage ratio for 2003 was 4.06.

As of December 31, 2003, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:

(In Thousands)

2004	$31,739
2005	14,554
2006	18,262
2007	18,754
2008	22,606
Years thereafter	366,514
Total	472,429
Less: Amount representing interest	209,895
Present value of net minimum lease payments	$262,534

Grand Gulf 1 Lease Obligations (System Energy)

In December 1988, System Energy sold 11.5% of its undivided ownership interest in Grand Gulf 1 for the aggregate sum of $500 million. Subsequently, System Energy leased back its interest in the unit for a term of 26 1/2 years. System Energy has the option of terminating the lease and repurchasing the 11.5% interest in the unit at certain intervals during the lease. Furthermore, at the end of the lease term, System Energy has the option of renewing the lease or repurchasing the 11.5% interest in Grand Gulf 1.

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance at the end of the lease term. The amount of this net regulatory asset was $83.2 million and $79.5 million as of December 31, 2003 and 2002, respectively.

As of December 31, 2003, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02%), which are recorded as long-term debt as follows:
(In Thousands)

2004	$36,133
2005	52,253
2006	52,253
2007	52,253
2008	52,253
Years thereafter	365,176
Total	610,321
Less: Amount representing interest	206,853
Present value of net minimum lease payments	$403,468

NOTE 11. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Pension Plans

The domestic utility companies and System Energy have two pension plans, "Entergy Corporation Retirement Plan for Non-Bargaining Employees," and "Entergy Corporation Retirement Plan for Bargaining Employees," covering substantially all of their employees. The pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. The domestic utility companies and System Energy fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts. As of December 31, 2003 and December 31, 2002, Entergy recognized an additional minimum pension liability for the excess of the accumulated benefit obligation over the fair market value of plan assets. In accordance with FASB 87, an offsetting intangible asset, up to the amount of any unrecognized prior service cost, was also recorded, with the remaining offset to the liability recorded as a regulatory asset reflective of the recovery mechanism for pension costs in Entergy's jurisdictions. Entergy's pension costs are recovered from customers as a component of cost of service in each of its jurisdictions. Entergy uses a December 31 measurement date for its pension plans.

Components of Net Pension Cost

Total 2003, 2002, and 2001 pension cost of the domestic utility companies and System Energy, including amounts capitalized, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$11,156	$8,788	$6,369	$3,411	$1,539	$3,142
Interest cost on projected
benefit obligation	33,009	27,708	20,028	11,339	3,958	4,200
Expected return on assets	(38,712)	(41,784)	(28,919)	(15,434)	(2,616)	(3,944)
Amortization of transition asset	-	-	-	-	-	(319)
Amortization of prior service cost	1,737	1,931	789	584	236	73
Recognized net loss	256	150	-	83	-	27
Curtailment loss	5,305	2,133	2,748	1,065	129	944
Special termination benefits	5,543	2,857	2,619	811	367	1,720
Net pension cost	$18,294	$1,783	$3,634	$1,859	$3,613	$5,843

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2002	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$9,787	$7,391	$5,901	$2,971	$1,414	$2,616
Interest cost on projected
benefit obligation	31,058	27,737	19,747	11,013	4,126	3,735
Expected return on assets	(40,514)	(43,827)	(30,300)	(16,197)	(2,763)	(3,775)
Amortization of transition asset	-	-	-	-	-	(319)
Amortization of prior service cost	1,743	1,923	744	705	269	72
Net pension cost (income)	$2,074	($6,776)	($3,908)	($1,508)	$3,046	$2,329

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2001	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$9,207	$6,645	$5,358	$2,659	$1,280	$2,423
Interest cost on projected
benefit obligation	30,746	26,292	19,114	10,602	3,643	3,366
Expected return on assets	(41,308)	(44,511)	(31,089)	(16,547)	(2,712)	(3,865)
Amortization of transition asset	(2,336)	-	(2,792)	(1,250)	-	(319)
Amortization of prior service cost	1,697	1,896	759	694	262	59
Recognized net (gain)/loss	(2,228)	(7,266)	(2,398)	(1,406)	172	(52)
Net pension cost (income)	($4,222)	($16,944)	($11,048)	($5,248)	$2,645	$1,612

Pension Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet as of December 31, 2003 and 2002:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/02	$476,276	$420,644	$297,144	$167,175	$57,085	$59,418
Service cost	11,156	8,788	6,369	3,411	1,539	3,142
Interest cost	33,009	27,708	20,028	11,339	3,958	4,200
Amendment	121	96	-	5	-	5
Actuarial (gain)/loss	62,444	31,342	30,844	17,133	7,417	9,984
Benefits paid	(28,445)	(25,611)	(19,332)	(10,634)	(2,559)	(366)
Curtailment loss	4,900	1,883	2,540	944	59	930
Special termination benefits	5,543	2,857	2,619	811	367	1,720
Balance at 12/31/03	$565,004	$467,707	$340,212	$190,184	$67,866	$79,033

Change in Plan Assets
Fair value of assets at 12/31/02	$367,080	$380,999	$261,785	$144,947	$32,384	$34,041
Actual return on plan assets	84,579	93,102	74,216	35,645	(260)	11,700
Employer contributions	(28,445)	(25,611)	(19,332)	(10,634)	(2,559)	(366)
Fair value of assets at 12/31/03	$423,214	$448,490	$316,669	$169,958	$29,565	$45,375
Funded status	($141,790)	($19,217)	($23,543)	($20,226)	($38,301)	($33,658)

Amounts not yet recognized in the balance sheet:
Unrecognized transition asset	-	-	-	-	-	(596)
Unrecognized prior service cost	9,839	7,449	4,412	3,206	1,489	353
Unrecognized net (gain)/loss	93,535	24,044	48,533	25,970	19,367	16,021
Accrued pension cost recognized in the balance sheet	($38,416)	$12,276	$29,402	$8,950	($17,445)	($17,880)

Amounts recognized in the balance sheet:
Prepaid/(accrued) pension liability	($38,416)	$12,276	$29,402	$8,950	($17,445)	($17,880)
Additional minimum pension liability	(54,948)	-	-	(7,301)	(13,140)	(7,426)
Intangible asset	13,291	-	-	937	2,774	365
Regulatory asset	41,657	-	-	6,364	10,366	7,061
Net amount recognized	($38,416)	$12,276	$29,402	$8,950	($17,445)	($17,880)

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2002	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Change in Projected Benefit
Obligation (PBO)
Balance at 12/31/01	$437,553	$370,907	$272,452	$149,808	$52,394	$50,564
Service cost	9,787	7,391	5,901	2,971	1,414	2,616
Interest cost	31,058	27,737	19,747	11,013	4,126	3,735
Actuarial (gain)/loss	24,452	40,309	17,740	13,638	1,341	2,661
Benefits paid	(26,574)	(25,700)	(18,696)	(10,255)	(2,190)	(158)
Balance at 12/31/02	$476,276	$420,644	$297,144	$167,175	$57,085	$59,418

Change in Plan Assets
Fair value of assets at 12/31/01	$443,867	$468,458	$323,565	$174,616	$31,810	$40,549
Actual return on plan assets	(50,213)	(61,759)	(43,084)	(19,414)	2,764	(6,350)
Benefits paid	(26,574)	(25,700)	(18,696)	(10,255)	(2,190)	(158)
Fair value of assets at 12/31/02	$367,080	$380,999	$261,785	$144,947	$32,384	$34,041
Funded status	($109,196)	($39,645)	($35,359)	($22,228)	($24,701)	($25,377)

Amounts not yet recognized in the balance sheet:
Unrecognized transition asset	-	-	-	-	-	(914)
Unrecognized prior service cost	11,859	9,534	5,408	3,905	1,796	434
Unrecognized net (gain)/loss	77,214	44,170	62,987	29,132	9,073	13,820
Accrued pension cost recognized in the balance sheet	($20,123)	$14,059	$33,036	$10,809	($13,832)	($12,037)

Amounts recognized in the balance sheet:
Prepaid/(accrued) pension liability	($20,123)	$14,059	$33,036	$10,809	($13,832)	($12,037)
Additional minimum pension liability	(29,622)	(7,140)	(44,163)	(13,001)	(4,767)	(386)
Intangible asset	10,566	7,140	5,408	3,191	1,796	386
Regulatory asset	19,056	-	38,755	9,810	2,971	-
Net amount recognized	($20,123)	$14,059	$33,036	$10,809	($13,832)	($12,037)

Other Postretirement Benefits

The domestic utility companies and System Energy also provide health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for Entergy. Entergy uses a December 31 measurement date for its postretirement benefit plans.

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

Components of Net Other Postretirement Benefit Cost

Total 2003, 2002, and 2001 other postretirement benefit costs of the domestic utility companies and System Energy, including amounts capitalized and deferred, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,560	$5,701	$3,322	$1,866	$948	$1,553
Interest cost on APBO	10,637	11,314	6,780	3,459	3,436	1,352
Expected return on assets	(4,859)	(4,349)	-	(2,186)	(2,010)	(1,088)
Amortization of transition obligation	3,327	5,307	2,238	1,301	2,449	135
Amortization of prior service cost	143	163	82	51	52	(140)
Recognized net (gain)/loss	3,497	1,575	1,496	1,160	475	350
Curtailment loss	9,276	6,301	5,041	1,259	996	2,524
Special termination benefits	794	512	452	73	28	284
Net other postretirement benefit cost	$29,375	$26,524	$19,411	$6,983	$6,374	$4,970

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2002	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,429	$4,153	$3,137	$1,513	$889	$1,300
Interest cost on APBO	9,448	9,734	6,242	3,099	3,264	1,150
Expected return on assets	(3,889)	(4,232)	-	(2,088)	(1,959)	(1,023)
Amortization of transition obligation	3,954	5,803	2,971	1,502	2,678	220
Amortization of prior service cost	245	278	141	87	89	24
Recognized net (gain)/loss	873	135	75	335	(55)	11
Net other postretirement benefit cost	$16,060	$15,871	$12,566	$4,448	$4,906	$1,682

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2001	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,969	$3,606	$2,707	$1,302	$739	$1,094
Interest cost on APBO	8,551	8,911	5,527	2,816	3,158	907
Expected return on assets	(3,218)	(4,104)	-	(1,933)	(1,832)	(959)
Amortization of transition obligation	3,954	5,803	2,971	1,502	2,678	220
Amortization of prior service cost	245	278	141	87	89	24
Recognized net (gain)/loss	173	(1,028)	45	-	(180)	-
Net postretirement benefit cost	$14,674	$13,466	$11,391	$3,774	$4,652	$1,286

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet as of December 31, 2003 and 2002:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Change in APBO
Balance at 12/31/02	$164,258	$167,678	$107,398	$53,398	$54,646	$21,410
Service cost	6,560	5,701	3,322	1,866	948	1,553
Interest cost	10,637	11,314	6,780	3,459	3,436	1,352
Actuarial loss	20,340	24,731	13,445	6,004	4,536	3,104
Benefits paid	(11,523)	(11,411)	(7,816)	(4,040)	(4,761)	(616)
Plan amendments	(14,561)	(11,479)	(16,862)	(4,659)	(5,146)	(4,260)
Plan participant contributions	1,905	1,663	1,126	604	750	78
Curtailment loss	8,849	5,496	4,830	1,081	625	2,561
Special termination benefits	794	512	452	73	28	284
Balance at 12/31/03	$187,259	$194,205	$112,675	$57,786	$55,062	$25,466

Change in Plan Assets
Fair value of assets at 12/31/02	$49,076	$50,001	$ -	$23,420	$28,490	$13,569
Actual return on plan assets	6,290	6,587	-	2,979	2,614	1,475
Employer contributions	(11,523)	(11,411)	(7,816)	(4,040)	(4,761)	(616)
Benefits paid	23,128	12,671	6,690	5,969	6,065	2,315
Plan participant contributions	1,905	1,663	1,126	604	750	78
Fair value of assets at 12/31/03	$68,876	$59,511	$ -	$28,932	$33,158	$16,821
Funded status	($118,383)	($134,694)	($112,675)	($28,854)	($21,904)	($8,645)

Amounts not yet recognized in the balance sheet:
Unrecognized transition obligation	21,928	41,305	10,822	9,136	19,088	134
Unrecognized prior service cost	-	-	-	-	-	(2,040)
Unrecognized net (gain)/loss	71,855	49,401	38,551	22,745	12,595	8,748
Prepaid/(accrued) postretirement benefit cost recognized in the balance sheet	($24,600)	($43,988)	($63,302)	$3,027	$9,779	($1,803)

(a)	Reflects plan design changes, including a change in the participation assumption for non-bargaining employees effective August 1, 2003.

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2002	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Change in APBO
Balance at 12/31/01	$127,935	$131,251	$81,699	$41,796	$45,984	$15,003
Service cost	5,429	4,153	3,137	1,513	889	1,300
Interest cost	9,448	9,734	6,242	3,099	3,264	1,150
Actuarial loss	29,801	31,486	23,007	9,521	8,088	4,538
Benefits paid	(8,355)	(8,946)	(6,687)	(2,531)	(3,579)	(581)
Balance at 12/31/02	$164,258	$167,678	$107,398	$53,398	$54,646	$21,410

Change in Plan Assets
Fair value of assets at 12/31/01	$40,333	$48,443	$ -	$22,855	$27,760	$12,551
Actual return on plan assets	(4,235)	(3,098)	-	(1,633)	(1,286)	(191)
Employer contributions	21,333	13,602	6,687	4,729	5,595	1,790
Benefits paid	(8,355)	(8,946)	(6,687)	(2,531)	(3,579)	(581)
Fair value of assets at 12/31/02	$49,076	$50,001	$ -	$23,420	$28,490	$13,569
Funded status	($115,182)	($117,677)	($107,398)	($29,978)	($26,156)	($7,841)

Amounts not yet recognized in the balance sheet:
Unrecognized transition obligation	39,528	58,035	29,720	15,019	26,793	2,233
Unrecognized prior service cost	858	1,024	495	306	313	79
Unrecognized net (gain)/loss	56,443	28,483	26,602	18,694	9,138	6,381
Prepaid/(accrued) postretirement benefit cost recognized in the balance sheet	($18,353)	($30,135)	($50,581)	$4,041	$10,088	$852

Pension and Other Postretirement Plans' Assets

Entergy's pension and postretirement plans weighted-average asset allocations by asset category at December 31, 2003 and 2002 are as follows:

	Pension		Postretirement
	2003	2002	2003	2002

Domestic Equity Securities	56%	50%	37%	34%
International Equity Securities	14%	10%	0%	1%
Fixed Income Securities	28%	37%	60%	64%
Other	2%	3%	3%	3%

Entergy's trust asset investment strategy is to invest the assets in a manner whereby long term earnings on the assets (plus cash contributions) provide adequate funding for retiree benefit payments. Adequate funding is described as a 90% confidence that assets equal or exceed liabilities due five years in the future, and a corresponding 75% confidence level ten years out. The mix of assets is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk while minimizing the expected contributions and pension and postretirement expense.

To perform such an optimization study, Entergy first makes assumptions about certain market characteristics, such as expected asset class investment returns, volatility (risk) and correlation coefficients among the various asset classes. Entergy does so by examining (or hiring a consultant to provide such analysis) historical market characteristics of the various asset classes over all of the different economic conditions that have existed. Entergy then examines and projects the economic conditions expected to prevail over the study period. Finally, the historical characteristics to reflect the expected future conditions are adjusted to produce the market characteristics that will be assumed in the study.

The optimization analysis utilized in Entergy's latest study produced the following approved asset class target allocations. A new study has been recently completed and will be implemented during 2004.

	Pension	Postretirement

Domestic Equity Securities	54%	37%
International Equity Securities	12%	8%
Fixed Income Securities	30%	55%
Other (Cash and GACs)	4%	0%

These allocation percentages combined with each asset class' expected investment return produced an aggregate return expectation of 9.59% for pension assets, 5.45% for taxable postretirement assets, and 7.19% for non-taxable postretirement assets. These returns are consistent with Entergy's disclosed expected return on assets of 8.75% (non-taxable assets) and 5.5% (taxable assets).

Since precise allocation targets are inefficient to manage security investments, the following ranges were established to produce an acceptable economically efficient plan to manage to targets:

	Pension	Postretirement

Domestic Equity Securities	49 % to 59%	32 % to 42%
International Equity Securities	7% to 17%	3% to 12%
Fixed Income Securities	25% to 35%	50% to 60%
Other	0% to 10%	0% to 5%

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for the domestic utility companies and System Entergy as December 31, 2003 and 2002 was:

The accumulated benefit obligation for the domestic utility companies and System Entergy as December 31, 2003 and 2002 was:
	December 31,
	2003	2002
	(In Thousands)
Entergy Arkansas	$509,382	$304,274
Entergy Gulf States	$426,320	$308,609
Entergy Louisiana	$309,066	$273,734
Entergy Mississippi	$174,245	$108,762
Entergy New Orleans	$59,610	$51,046
System Energy	$64,661	$35,271

Estimated Future Benefit Payments

Based upon the assumptions used to measure the company's pension and postretirement benefit obligation at December 31, 2003, and including pension and postretirement benefits attributable to estimated future employee service, Entergy expects that pension benefits to be paid over the next ten years is as follows:

Estimated Future Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2004	$28,375	$25,495	$19,227	$10,601	$2,545	$367
2005	$28,885	$25,767	$19,369	$10,768	$2,564	$380
2006	$29,560	$26,136	$19,565	$10,990	$2,590	$396
2007	$30,530	$26,691	$19,876	$11,312	$2,631	$419
2008	$31,726	$27,454	$20,345	$11,719	$2,693	$445
2009 - 2013	$189,162	$157,145	$114,128	$69,046	$15,110	$2,868

Estimated Future Other Postretirement Benefits Payments	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Year(s)
2004	$11,890	$12,024	$7,696	$3,184	$4,249	$1,240
2005	$12,508	$12,763	$8,081	$3,488	$4,418	$1,350
2006	$12,616	$12,858	$8,066	$3,562	$4,235	$1,439
2007	$13,093	$13,446	$8,284	$3,814	$4,326	$1,499
2008	$13,390	$13,873	$8,430	$4,046	$4,387	$1,547
2009 - 2013	$73,544	$75,064	$44,186	$23,206	$22,642	$9,617

Contributions

The domestic utility companies and System Energy expect to contribute the following to the pension and other postretirement plans in 2004:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
Pension Contributions	$5,342	$37	$8,630	$2,989	$4,678	$5,369
Other Postretirement Contributions	$20,573	$13,997	$7,696	$5,213	$4,604	$4,859

Additional Information

The change in the minimum pension liability had no effect on other comprehensive income at the domestic utility companies and System Energy in 2003 or 2002. The change in the minimum pension liability included in regulatory assets at each of the domestic utility companies and System Energy was as follows for 2003 and 2002:

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	Increase (Decrease)
	(In Thousands)
Increase (decrease) in regulatory assets:
2003	$22,600	-	($38,755)	($3.446)	$7,395	$7,061
2002	$19,056	-	$38,755	$9,810	$2,971	-

Actuarial Assumptions

The assumed health care cost trend rate used in measuring the APBO of the domestic utility companies and System Energy was 10% for 2004, gradually decreasing each successive year until it reaches 4.5% in 2010 and beyond. The assumed health care cost trend rate used in measuring the Net Other Postretirement Benefit Cost of the domestic utility companies and System Energy was 10% for 2004, gradually decreasing each successive year until it reaches 4.5% in 2009 and beyond. A one percentage point change in the assumed health care cost trend rate for 2003 would have the following effects:

	1 Percentage Point Increase		1 Percentage Point Decrease
2003	Increase in the APBO	Increase in the sum of service cost and interest cost	Decrease in the APBO	Decrease in the sum of service cost and interest cost
	(In Thousands)

Entergy Arkansas	$19,657	$2,474	($16,458)	($2,010)
Entergy Gulf States	$21,091	$2,511	($17,665)	($2,038)
Entergy Louisiana	$11,274	$1,370	($9,471)	($1,118)
Entergy Mississippi	$5,945	$733	($4,984)	($598)
Entergy New Orleans	$4,606	$491	($3,939)	($406)
System Energy	$3,254	$504	($2,678)	($401)

The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO for 2003, 2002, and 2001 for the domestic utility companies and System Energy were as follows:
	2003	2002	2001

Weighted-average discount rate	6.25%	6.75%	7.50%
Weighted average rate of increase
in future compensation levels	3.25%	3.25%	4.60%
Expected long-term rate of
return on plan assets:
Taxable assets	5.50%	5.50%	5.50%
Non-taxable assets	8.75%	8.75%	9.00%

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for the domestic utility companies and System Energy 2003, 2002, and 2001 were as follows:
	2003	2002	2001
Weighted-average discount rate:
Pension	6.75%	7.50%	7.50%
Other postretirement	6.71%	7.50%	7.50%
Weighted average rate of increase
in future compensation levels	3.25%	4.60%	4.60%
Expected long-term rate of
return on plan assets:
Taxable assets	5.50%	5.50%	5.50%
Non-taxable assets	8.75%	9.00%	9.00%

The domestic utility companies' and System Energy's remaining pension transition assets are being amortized over the greater of the remaining service period of active participants or 15 years and its SFAS 106 transition obligations are being amortized over 20 years.

Voluntary Severance Program

During 2003, the domestic utility companies and System Energy offered a voluntary severance program to certain groups of employees. As a result of this program, the domestic utility companies and System Energy recorded additional pension and postretirement costs (including amounts capitalized) of $53.9 million for special termination benefits and plan curtailment charges. These amounts are included in the net pension cost and net postretirement benefit cost for the year ended December 31, 2003.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Currently, specific authoritative guidance on the accounting for the federal subsidy is pending. As allowed by Financial Accounting Standards Board Staff Position No. FAS 106-1, Entergy has elected to record an estimate of the effects of the Act in accounting for its postretirement benefit plans under SFAS 106 and in providing disclosures required by SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits.

Based on actuarial analysis of prescription drug benefits, estimated future Medicare subsidies are expected to reduce the December 31, 2003 Accumulated Postretirement Benefit Obligation by $56 million. For the year ended December 31, 2003 the impact of the Act on Net Postretirement Cost was immaterial, as it reflected only one month's impact of the Act. When specific guidance on accounting for federal subsidy is issued, these estimates could change.

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

Entergy manages fuel price risk for its Louisiana jurisdictions (Entergy Louisiana, Entergy New Orleans, and the Louisiana portion of Entergy Gulf States) and Entergy Mississippi primarily through the purchase of short-term swaps. These swaps are marked-to-market with offsetting regulatory assets or liabilities. The notional volumes of these swaps are based on a portion of projected purchases of gas for the summer (electric generation) and winter (gas distribution at Entergy Gulf States and Entergy New Orleans) peak seasons.

Entergy Gulf States manages foreign currency exchange rate risk associated with the acquisition of nuclear fuel through the purchase of forwards that are accounted for as cash flow hedges. The notional volumes of these forwards are based on forecasted purchases and the realized gain or loss from these forwards is included in the capitalized cost of the applicable batches of nuclear fuel. Cash flow hedges with unrealized gains of approximately $6.5 million at December 31, 2003 are scheduled to mature during 2004. Gains totaling approximately $3.3 million were realized during 2003 on the maturity of cash flow hedges. These unrealized and realized gains resulted from foreign currency hedges related to Euro-denominated nuclear fuel acquisition contracts, and related gains or losses, when realized, are included in the capitalized cost of nuclear fuel. The maximum length of time over which Entergy Gulf States is currently hedging the variability in future cash flows for forecasted transactions (excluding interest rate swaps) at December 31, 2003 is approximately seven months. The ineffective portion of the change in the value of Entergy Gulf States' cash flow hedges during 2003 was insignificant.

NOTE 13. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Each domestic utility company purchases electricity from and sells electricity to the other domestic utility companies, and System Energy under rate schedules filed with FERC. Additionally, Entergy Power sells electricity to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans. The domestic utility companies and System Energy purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations. Pursuant to SEC rules under PUHCA, these transactions are on an "at cost" basis, and are eliminated in the consolidated financial statements of Entergy. Furthermore, Entergy Louisiana and Entergy New Orleans purchase electricity from RS Cogen LLC.

As described in Note 1 to the domestic utility companies and System Energy financial statements, all of System Energy's operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

Additionally, as described in Note 4 to the domestic utility companies and System Energy financial statements, the domestic utility companies and System Energy participate in the Entergy System Money Pool and earn interest income from the Money Pool. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also receive interest income from System Fuels, Inc.

The tables below contain the various affiliate transactions of the domestic utility companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Millions)

2003	$242.3	$42.8	$102.4	$27.6	$85.5	$583.8
2002	$172.6	$28.8	$8.8	$70.6	$7.1	$602.5
2001	$250.2	$75.2	$26.1	$118.3	$10.0	$535.0

Intercompany Operating Expenses

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
		(In Millions)
	(1)		(2)		(3)

2003	$289.2	$319.8	$323.0	$458.6	$211.2	$11.6
2002	$284.6	$211.1	$277.3	$298.6	$166.7	$11.7
2001	$262.9	$274.8	$298.1	$535.2	$231.7	$9.5

(1)	Includes $0.1 million in 2003, $0.7 million in 2002, and $3.5 million in 2001 for power purchased from Entergy Power.

(2)	Includes power purchased from Entergy Power and RS Cogen LLC in 2003 of $5.9 million and $19.1 million, respectively.

(3)	Includes power purchased from Entergy Power and RS Cogen LLC in 2003 of $5.7 million and $6.9 million, respectively.

Operating Expenses Paid or Reimbursed to Entergy Operations
	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Energy
	(In Millions)

2003	$171.4	$118.8	$121.6	$106.4
2002	$172.1	$110.1	$112.4	$97.3
2001	$141.4	$102.7	$104.6	$75.8

Intercompany Interest Income

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Millions)

2003	$0.6	$0.4	$1.2	$0.3	$0.2	$0.1
2002	$1.0	$0.3	$0.7	$0.4	$0.2	$0.9
2001	$0.8	$0.5	$2.2	$0.5	$0.3	$6.3

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. Operating results for the four quarters of 2003 and 2002 were:

Operating Revenue

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2003:
First Quarter	$362,749	$584,354	$462,361	$227,369	$140,907	$141,985
Second Quarter	394,884	700,635	569,580	261,899	154,065	144,764
Third Quarter	469,925	777,182	646,503	309,739	203,751	141,239
Fourth Quarter	362,112	577,566	487,126	236,353	155,293	155,832
2002:
First Quarter	$377,823	$463,904	$369,963	$191,690	$102,947	$142,330
Second Quarter	367,926	567,563	483,389	261,743	121,422	142,892
Third Quarter	474,873	648,849	528,052	316,745	157,417	156,930
Fourth Quarter	340,488	503,563	433,948	220,917	126,088	160,334

Operating Income (Loss)

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2003:
First Quarter	$67,130	$75,693	$89,362	$30,096	$(1,887)	$55,739
Second Quarter	92,939	99,150	91,304	44,625	17,311	54,029
Third Quarter	135,790	146,063	108,232	53,173	28,230	65,791
Fourth Quarter	1,330	(13,136)	13,325	13,753	(15,736)	62,853
2002:
First Quarter	$55,731	$74,486	$75,888	$16,928	$(1,675)	$59,940
Second Quarter	69,394	133,741	134,481	29,253	13,151	59,122
Third Quarter	138,887	125,543	108,837	50,451	19,283	65,014
Fourth Quarter	38,197	17,960	(2,564)	10,134	(13,409)	65,058

Net Income (Loss)

	Entergy Arkansas	Entergy Gulf States	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Thousands)
2003:
First Quarter	$27,145	$11,792(a)	$43,807	$12,316	$(4,327)	$23,735
Second Quarter	47,537	(20,124)	45,713	22,350	9,580	22,820
Third Quarter	69,319	82,283	57,863	25,804	14,118	28,515
Fourth Quarter	(17,992)	(31,389)	(1,229)	6,588	(11,512)	30,933
2002:
First Quarter	$22,838	$28,038	$29,494	$5,829	$(3,940)	$26,727
Second Quarter	19,247	65,236	75,845	12,752	3,199	25,250
Third Quarter	74,664	64,489	50,063	26,213	9,307	25,640
Fourth Quarter	18,894	16,315	(10,693)	7,614	(8,796)	25,735
(a)	Entergy Gulf States' net income before the cumulative effect of accounting change for the first quarter of 2003 was $33,125.

Item 2. Properties

Information regarding the registrant's properties is included in Part I. Item 1. - Business under the sections titled "Property" in this report.

Item 3. Legal Proceedings

Details of the registrant's material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2003 are discussed in Part I. Item 1. - Business under the sections titled "Rate Matters", "Environmental Regulation", and "Litigation" in this report.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, no matters were submitted to a vote of the security holders of Entergy Corporation.

DIRECTORS AND EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Directors

Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Proposal 1--Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of Stockholders to be held May 14, 2004, ("Annual Meeting"), and is incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported in Part III of this document.

Executive Officers

Name	Age	Position	Period
J. Wayne Leonard (a)	53	Chief Executive Officer and Director of Entergy Corporation	1999-Present
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	1998-1999

Donald C. Hintz (a)	61	President of Entergy Corporation	1999-Present
(b)		Director of Entergy Gulf States and Entergy Mississippi	1993-Present
		Director of Entergy Arkansas, Entergy Louisiana, and System Energy	1992-Present
		Director of Entergy New Orleans	1999-Present

Richard J. Smith (a)	52	Group President, Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-Present
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans	2001-Present
		Senior Vice President, Transition Management of Entergy Corporation	2000-2001
		President of Cinergy Resources, Inc.	1999
		Vice President Energy Services	1999
		Vice President of Finance Services Business Unit	1996-1999

Curtis L. Hebert, Jr. (a)	41	Executive Vice President, External Affairs of Entergy Corporation	2001-Present
		Chairman and Commissioner of the Federal Energy Regulatory Commission	1997-2001

C. John Wilder (a) (c)	45	Executive Vice President and Chief Financial Officer of Entergy Corporation and System Energy	1998-2004
		Executive Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	1998-2002
		Director of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	1999-2004

Joseph T. Henderson (a)	46	Senior Vice President and General Tax Counsel of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-Present
		Senior Vice President and General Tax Counsel of System Energy	2001-2003
		Vice President and General Tax Counsel of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	1999-2001
		Associate General Tax Counsel of Shell Oil Company	1998-1999

Nathan E. Langston (a)	55	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	2001-Present
		Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	1998-2001

William E. Madison (a)	57	Senior Vice President - Human Resources and Administration of Entergy Corporation	2002-Present
		Senior Vice President - Human Resources and Administration of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2001-Present
		Senior Vice President & Chief Human Resources Officer, Avis Group Holdings, Inc. - Garden City, New York	2000-2001
		President, US Region and Vice President, Global Human Resource Strategy, E.I. DuPont de Nemours, Wilmington, Delaware	1997-2000

Robert D. Sloan (a)	56	Senior Vice President, General Counsel and Secretary of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2003-Present
		Vice President, General Counsel of GE Industrial Systems, Plainville, CT	1998-2003

Steven C. McNeal (a)	47	Vice President and Treasurer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy	1998-Present

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.
(b)	Mr. Hintz will retire effective April 2004.
(c)	Mr. Wilder resigned effective February 2004. Leo Denault has been named Executive Vice President and Chief Financial Officer.

Each officer of Entergy Corporation is elected yearly by the Board of Directors.

PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation's common stock are listed on the New York Stock, Chicago Stock, and Pacific Exchanges under the ticker symbol ETR.

Entergy Corporation's stock price as of February 27, 2004 was $59.29. The high and low prices of Entergy Corporation's common stock for each quarterly period in 2003 and 2002 were as follows:

	2003		2002
	High	Low	High	Low
	(In Dollars)

First	49.55	42.26	43.88	38.25
Second	54.38	45.90	46.85	41.05
Third	54.99	47.75	44.95	32.12
Fourth	57.24	51.06	46.42	36.80

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2003 and 2002. In 2003, dividends of $0.35 per share were paid in the first and second quarters, and dividends of $0.45 per share was paid in the third and fourth quarters. In 2002, dividends of $0.33 per share were paid in the first three quarters, and a dividend of $0.35 per share was paid in the fourth quarter.

As of February 27, 2004, there were 54,304 stockholders of record of Entergy Corporation.

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

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the domestic utility companies and System Energy to Entergy Corporation during 2003 and 2002, were as follows:

	2003	2002
	(In Millions)

Entergy Arkansas	$69.6	$125.9
Entergy Gulf States	$68.1	$91.2
Entergy Louisiana	$145.5	$271.4
Entergy Mississippi	$31.7	$27.3
Entergy New Orleans	$3.0	$0.8
System Energy	$105.0	$101.8

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

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

No event that would be described in response to this item has occurred with respect to Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or System Energy.

Item 9A. Controls and Procedures

As of December 31, 2003, evaluations were performed under the supervision and with the participation of Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART III

Item 10. Directors and Executive Officers of the Registrants (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period

ENTERGY ARKANSAS, INC.

Directors
Hugh T. McDonald	45	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present
		Senior Vice President, Retail of Entergy Services, Inc.	1999-2000
		Director, Regulatory Affairs - TX of Entergy Gulf States	1995-1999
Donald C. Hintz		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
C. John Wilder (d)		See information under the Entergy Corporation Officers Section in Part I.

Officers
Theodore Bunting (a)	45	Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans	2002 - 2003
		Vice President and Chief Financial Officer - Operations of Entergy Services	2000 - 2002
		Director, Utility Operations of Entergy Services	1999 - 2000
		Partner with Public Energy Services, Inc.	1997 - 1999
John Thomas Kennedy	44	Vice President - State Governmental Affairs of Entergy Arkansas	2000-Present
		Attorney at Law, Russellville, Arkansas	1985-2000
Steve K. Strickland	47	Vice President - Regulatory Affairs of Entergy Arkansas	2002 - Present
		Director, Regulatory Affairs of Entergy Arkansas	1995 - 2002
Joseph T. Henderson		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald		See information under the Entergy Arkansas Directors Section above.
Steven C. McNeal		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES, INC.

Directors
E. Renae Conley	46	Director of Entergy Gulf States and Entergy Louisiana	2000-Present
		President and Chief Executive Officer - LA of Entergy Gulf States and Entergy Louisiana	2000-Present
		Vice President, Investor Relations of Entergy Services	1999-2000
		President of Cincinnati Gas & Electric, (a subsidiary of Cinergy Corp.)	1998-1999
Joseph F. Domino	55	Director of Entergy Gulf States	1999-Present
		President and Chief Executive Officer - TX of Entergy Gulf States	1998-Present
Donald C. Hintz		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
C. John Wilder (d)		See information under the Entergy Corporation Officers Section in Part I.

Officers
Jack Blakley	49	Vice President - Regulatory Affairs, TX of Entergy Gulf States	2002 - Present
		Director - Regulatory Affairs, TX of Entergy Gulf States	1999 - 2002
		Director - System Regulatory Strategy of Entergy Services	1996 - 1999
Murphy A. Dreher	51	Vice President - State Governmental Affairs - LA of Entergy Gulf States and Entergy Louisiana	1999-Present
Randall W. Helmick (b)	49	Vice President - Operations - LA of Entergy Gulf States and Entergy Louisiana	1998-2003
J. Parker McCollough	52	Vice President - State Governmental Affairs - TX of Entergy Gulf States	1996-Present
Eduardo Melendreras	46	Vice President, Customer Service and Commercial and Industrial Accounts of Entergy Gulf States and Entergy Louisiana	2001-Present
		Director - Jurisdictional Accounts of Entergy Services	2000-2001
		Director - Large Industrial Sales & Service of Entergy Gulf States	1996-2000
Wade H. Stewart (c)	58	Vice President, Regulatory Affairs - LA of Entergy Gulf States and Entergy Louisiana	2000-2003
		Director, Regulatory Affairs - LA of Entergy Gulf States and Entergy Louisiana	1995-2000
T. Michael Twomey	38	Vice President, Regulatory Affairs - LA of Entergy Gulf States and Entergy Louisiana	2003-Present
		Assistant General Counsel - Regulatory of Entergy Services, Inc.	2002-2003
		Senior Regulatory Counsel, BellSouth Telecommunications, Inc. Atlanta, GA	2000-2002
		Partner of Jones, Walker, Waechter, Poitevent, Carrere & Denegre, LLP New Orleans, LA	1999-2000
Theodore Bunting		See information under the Entergy Arkansas Officers Section above.
E. Renae Conley		See information under the Entergy Gulf States Directors Section above.
Joseph F. Domino		See information under the Entergy Gulf States Directors Section above.
Joseph T. Henderson		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Steven C. McNeal		See information under the Entergy Corporation Officers Section in Part I.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, INC.

Directors
E. Renae Conley		See information under the Entergy Gulf States Directors Section above.
Donald C. Hintz		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
C. John Wilder (d)		See information under the Entergy Corporation Officers Section in Part I.

Officers
Theodore Bunting		See information under the Entergy Arkansas Officers Section above.
E. Renae Conley		See information under the Entergy Gulf States Directors Section above.
Murphy A. Dreher		See information under the Entergy Gulf States Officers Section above.
Randall W. Helmick		See information under the Entergy Gulf States Officers Section above.
Joseph T. Henderson		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Steven C. McNeal		See information under the Entergy Corporation Officers Section in Part I.
Eduardo Melendreras		See information under the Entergy Gulf States Officers Section above.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
Wade H. Stewart		See information under the Entergy Gulf States Officers Section above.
T. Michael Twomey		See information under the Entergy Gulf States Officers Section above.

ENTERGY MISSISSIPPI, INC.

Directors
Carolyn C. Shanks	42	President and Chief Executive Officer of Entergy Mississippi	1999-Present
		Director of Entergy Mississippi	1999-Present
		Vice President of Finance and Administration of Entergy Mississippi	1997-1999
Donald C. Hintz		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
C. John Wilder (d)		See information under the Entergy Corporation Officers Section in Part I.

Officers
Haley R. Fisackerly	38	Vice President - Customer Service of Entergy Mississippi	2002 - Present
		Director - System Regulatory Strategy of Entergy Services	1999 - 2002
		Governmental Affairs Executive of Entergy Services	1995 - 1999
Robert C. Grenfell	50	Vice President - Regulatory Affairs, MS of Entergy Mississippi	2002 - Present
		Director, Regulatory Affairs of Entergy Mississippi	1994 - 2002
Will L. Mayo	56	Vice President - State Governmental Affairs of Entergy Mississippi	2002 - Present
		Director - Economic Development of Entergy Mississippi	1997 - 2002
Theodore Bunting		See information under the Entergy Arkansas Officers Section above.
Joseph T. Henderson		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Steven C. McNeal		See information under the Entergy Corporation Officers Section in Part I.
Carolyn C. Shanks		See information under the Entergy Mississippi Directors Section above.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.

Directors
Daniel F. Packer	56	Chief Executive Officer Entergy New Orleans	1998-Present
		President of Entergy New Orleans	1997-Present
		Director of Entergy New Orleans	1996-Present
Donald C. Hintz		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.
C. John Wilder (d)		See information under the Entergy Corporation Officers Section in Part I.

Officers
Elaine Coleman (e)	54	Vice President, External Affairs of Entergy New Orleans	1998-Present
Theodore Bunting		See information under the Entergy Arkansas Officers Section above.
Joseph T. Henderson		See information under the Entergy Corporation Officers Section in Part I.
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
William E. Madison		See information under the Entergy Corporation Officers Section in Part I.
Steven C. McNeal		See information under the Entergy Corporation Officers Section in Part I.
Daniel F. Packer		See information under the Entergy New Orleans Directors Section above.
Robert D. Sloan		See information under the Entergy Corporation Officers Section in Part I.
Richard J. Smith		See information under the Entergy Corporation Officers Section in Part I.

SYSTEM ENERGY RESOURCES, INC.

Directors
Gary J. Taylor	50	Director, President and Chief Executive Officer of System Energy	2003-Present

In addition, Mr. Taylor is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.
Donald C. Hintz		See information under the Entergy Corporation Officers Section in Part I.
C. John Wilder (e)		See information under the Entergy Corporation Officers Section in Part I.

Officers
William A. Eaton	54	Vice President, Engineering of System Energy	2003 - Present
		Vice President, Operations, Grand Gulf Nuclear Station of Entergy Operations, Inc.	1998 - 2003
Jeffrey S. Forbes	47	Vice President, Operations, Grand Gulf Nuclear Station of System Energy	2003 - Present
		Senior Vice President Monticello and Duane Arnold nuclear power plants, of Nuclear Management Company	2001 - 2003
		Manager of Oconee Nuclear Station, Duke Energy Company	1998 - 2001
Nathan E. Langston		See information under the Entergy Corporation Officers Section in Part I.
Steven C. McNeal		See information under the Entergy Corporation Officers Section in Part I.
Gary J. Taylor		See information under the System Energy Directors Section above.
C. John Wilder (e)		See information under the Entergy Corporation Officers Section in Part I.

(a)

Effective January 2004, Theodore Bunting was named Vice President and Chief Financial Officer - Nuclear Operations. Effective January 2004, Jay A. Lewis was named Vice President and Chief Financial Officer of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

(b)	Effective January 2004, Randall Helmick was named Vice President, Customer Service Support for Entergy Services, Inc.
(c)	Effective January 2004, Wade Stewart resigned from his position of Vice President, Regulatory Affairs.
(d)

C. John Wilder resigned effective February 2004. Leo Denault was named Executive Vice President and Chief Financial Officer of Entergy Corporation, and has replaced Mr. Wilder as a director for each registrant listed above. Theodore Bunting was named Vice President and Chief Financial Officer of System Energy Resources.

(e)	Elaine Coleman will retire from her position of Vice President, External Affairs in April 2004.

Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder, Entergy Corporation, at its annual meeting.

Corporate Governance Guidelines and Committee Charters

Each of the Audit, Corporate Governance and Personnel Committees of Entergy Corporation's Board of Directors operates under a written charter. In addition, the full Board has adopted Corporate Governance Guidelines. Each charter and the guidelines are available through Entergy's website (www.entergy.com) or upon written request.

Audit Committee of the Entergy Corporation Board

The following directors are members of the Audit Committee of Entergy Corporation's Board of Directors:

Kathleen A. Murphy (Chairman)
George W. Davis
Maureen S. Bateman
Dennis H. Reilley
Bismark A. Steinhagen
Claiborne P. Deming
Steven V. Wilkinson

All Audit Committee members are independent. For purposes of independence of members of the Audit Committee, an independent director also may not accept directly or indirectly any consulting, advisory or other compensatory fee from Entergy or be affiliated with Entergy as defined in SEC rules. All Audit Committee members possess the level of financial literacy and accounting or related financial management expertise required by the NYSE rules. Steven V. Wilkinson qualifies as an "audit committee financial expert," as that term is defined in the SEC rules.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics for Members of the Board of Directors. The code is available through Entergy's website (www.entergy.com) or upon written request. Entergy has adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers. Entergy also operates under an omnibus code of ethics and business conduct called the Code of Entegrity. All employees are required to abide by the Code. Non-bargaining employees are required to acknowledge annually that they understand and abide by the Code. The Code of Entegrity is available through Entergy's website (www.entergy.com) or upon written request.

Source of Nominations to the Board of Directors; Nominating Procedure

The Corporate Governance Committee has adopted a policy on consideration of potential director nominees. The Committee will consider nominees from a variety of sources, including nominees suggested by shareholders, executive officers, fellow board members, or a third party firm retained for that purpose. It applies the same procedures to all nominees regardless of the source of the nomination.

Any party wishing to make a nomination should provide a written resume of the proposed candidate, detailing relevant experience and qualifications, as well as a list of references. The Committee will review the resume and may contact references. It will decide based on the resume and references whether to proceed to a more detailed investigation. If the Committee determines that a more detailed investigation of the candidate is warranted, it will invite the candidate for a personal interview, conduct a background check on the candidate, and assess the ability of the candidate to provide any special skills or characteristics identified by the Committee or the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 14, 2004, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

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

ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

Summary Compensation Table

The following table includes the Chief Executive Officer, the four other most highly compensated executive officers in office as of December 31, 2003, and an additional executive officer who would have been included in the table but he retired during the year at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy (collectively, the "Named Executive Officers"). This determination was based on total annual base salary and bonuses from all Entergy sources earned by each officer for the year 2003. See Item 10, "Directors and Executive Officers of the Registrants," for information on the principal positions of the Named Executive Officers in the table below.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

As shown in Item 10, most Named Executive Officers are employed by several Entergy companies. Because it would be impracticable to allocate such officers' salaries among the various companies, the table below includes the aggregate compensation paid by all Entergy companies.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options	(a) LTIP Payouts	(b) All Other Comp.

E. Renae Conley	2003	$334,453	$200,000	$31,087	(c)	33,092 shares	$460,088	$15,413
CEO-Entergy Louisiana	2002	321,500	320,000	88,946	(c)	40,000	331,114	15,211
CEO-LA-Entergy Gulf States	2001	308,769	486,186	46,240	(c)	34,600	-	10,742

Joseph F. Domino	2003	$265,626	$200,765	$46,480	(c)	10,500 shares	$190,170	$11,912
CEO-TX-Entergy Gulf States	2002	255,295	210,070	63,361	(c)	22,000	153,202	13,568
	2001	245,384	292,583	48,254	(c)	14,800	-	7,150

Donald C. Hintz	2003	$660,793	$605,115	$80,295	(c)	140,000 shares	$1,748,333	$33,797
	2002	629,423	754,800	206,963	(c)	160,000	1,408,470	34,318
	2001	599,423	779,000	198,321	(c)	160,000	-	21,605

Jerry D. Jackson (e)	2003	$173,362	$96,608	$171,278	(c)	10,000 shares	$582,778	$6,444,103
	2002	491,281	513,150	19,261	(c)	75,898	627,634	17,600
	2001	475,345	576,382	19,646	(c)	80,000	-	17,378

J. Wayne Leonard	2003	$1,038,461	$1,197,800	$26,152	(c)	195,000 shares	$2,944,5600	$73,639
	2002	962,500	1,450,400	5,257	(c)	330,600	2,372,1600	20,517
	2001	897,500	1,684,800	3,709	$7,400,000(c)(d)	330,600	-	-

Hugh T. McDonald	2003	$264,201	$195,000	$32,276	(c)	21,199 shares	$190,170	$12,134
CEO-Entergy Arkansas	2002	247,373	185,000	56,295	(c)	22,000	182,854	14,867
	2001	231,335	333,078	118,502	(c)	14,800	-	18,664

Daniel F. Packer	2003	$253,628	$190,000	$58,519	(c)	8,000 shares	$190,170	$3,204
CEO-Entergy New Orleans	2002	244,776	95,000	17,705	(c)	20,000	153,202	13,469
	2001	228,209	262,881	15,410	(c)	14,800	-	7,055

Carolyn C. Shanks	2003	$263,758	$195,000	$92,825	$152,160 (c)(d)	14,000 shares	$190,170	$12,132
CEO-Entergy Mississippi	2002	252,478	200,000	77,460	(c)	20,000	153,202	14,138
	2001	241,085	287,672	17,140	(c)	14,800	-	7,206

Richard J. Smith	2003	$473,019	$380,867	$64,371	(c)	72,777 shares	$674,795	$23,128
	2002	443,269	466,200	28,862	(c)	95,000	454,664	20,699
	2001	368,269	510,000	33,604	(c)	50,000	-	12,654

Gary J. Taylor	2003	$394,615	$316,400	$78,575	(c)	26,900 shares	$539,836	$7,240
CEO-System Energy	2002	342,788	277,925	48,892	(c)	34,600	336,056	16,156
	2001	319,231	389,513	46,979	(c)	40,000	-	11,857

C. John Wilder	2003	$568,731	$461,153	$153,373	(c)	80,000 shares	$779,082	$51,614
	2002	521,923	549,080	156,683	(c)	131,366	627,634	24,459
	2001	493,128	600,000	158,059	(c)	87,700	-	16,284

Jerry W. Yelverton (e)	2003	$166,849	$91,718	$170,607	(c)	10,000 shares	$582,778	$6,323,392
CEO-System Energy	2002	464,798	658,350	180,186	(c)	85,000	627,634	28,455
	2001	443,269	540,000	145,389	(c)	65,000	-	14,697

(a)	Amounts include the value of restricted units that vested in 2003 and 2002 (see note (c) below) under Entergy's Equity Ownership Plan.
(b)	Includes the following:

(1)

2003 benefit accruals under the Defined Contribution Restoration Plan as follows: Ms. Conley $6,504; Mr. Domino $2,912; Mr. Hintz $24,797; Mr. Jackson $1,847; Mr. Leonard $64,639; Mr. McDonald $3,134; Mr. Packer $3,204; Ms. Shanks $3,132; Mr. Smith $14,128; Mr. Taylor $3,731; Mr. Wilder $42,614; and Mr. Yelverton $1,318.

(2)

2003 employer contributions to the System Savings Plan as follows: Ms. Conley $8,909; Mr. Domino $9,000; Mr. Hintz $9,000; Mr. Leonard $9,000; Mr. McDonald $9,000; Ms. Shanks $9,000; Mr. Smith $9,000; Mr. Taylor $3,509; Mr. Wilder $9,000; and Mr. Yelverton $5,697.

(3)	2003 lump sum distributions under the System Executive Retirement Plan as follows: Mr. Jackson $6,442,256 and Mr. Yelverton $6,316,377.

(c)

Performance unit (equivalent to shares of Entergy common stock) awards in 2003 are reported under the "Long-Term Incentive Plan Awards" table, and reference is made to this table for information on the aggregate number of performance units awarded during 2003 and the vesting schedule for such units. At December 31, 2003, the number and value of the aggregate performance unit holdings were as follows: Ms. Conley 21,600 units, $1,234,008; Mr. Domino 10,200 units, $582,726; Mr. Hintz 87,400 units, $4,993,162; Mr. Jackson 9,000 units, $514,170; Mr. Leonard 194,400 units, $11,106,072; Mr. McDonald 10,200 units, $582,726; Mr. Packer 10,200 units, $582,726; Ms. Shanks 13,200 units, $754,116; Mr. Smith 42,000 units, $2,399,460; Mr. Taylor 37,800 units, $2,159,514; Mr. Wilder 42,000 units, $2,399,460; and Mr. Yelverton 9,000 units, $514,170. Accumulated dividends are paid on performance units when vested. The value of performance unit holdings as of December 31, 2003 is determined by multiplying the total number of units held by the closing market price of Entergy common stock on the New York Stock Exchange Composite Transactions on December 31, 2003 ($57.13 per share). The value of units for which restrictions were lifted in 2003 and 2002, and the applicable portion of accumulated cash dividends, are reported in the LTIP payouts column in the above table.

(d)

In addition to the performance units granted under the Equity Ownership Plan, in January 2001, Mr. Leonard was granted 200,000 restricted units. 50,000 of the restricted units vest on each of December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004, based on continued service with Entergy. Accumulated dividends will not be paid on Mr. Leonard's restricted units when vested. Ms. Shanks was granted 3,000 restricted units in 2003. Restrictions will be lifted on 1,200 units in 2006 and the remaining 1,800 units in 2011, based on continued service with Entergy. Accumulated dividends will not be paid. The value these individuals may realize is dependent upon both the number of units that vest and the future market price of Entergy common stock.

(e)	Mr. Jackson and Mr. Yelverton retired in 2003.

Option Grants in 2003

The following table summarizes option grants during 2003 to the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options were granted to such officer.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

					Potential Realizable
	Individual Grants				Value
	Number of	% of Total			at Assumed Annual
	Securities	Options			Rates of Stock
	Underlying	Granted to	Exercise		Price Appreciation
	Options	Employees	Price (per	Expiration	for Option Term(b)
Name	Granted (a)	in 2003	share) (a)	Date	5%	10%

E. Renae Conley	24,000	0.8%	$44.45	1/30/13	$670,905	$1,700,204
	9,092 (c)	0.3%	51.50	1/27/10	174,011	399,833
Joseph F. Domino	10,500	0.4%	44.45	1/30/13	293,521	743,839
Donald C. Hintz	80,000	2.7%	44.45	1/30/13	2,236,349	5,667,348
	20,000 (c)	0.7%	48.74	1/27/10	377,905	873,916
	20,000 (c)	0.7%	48.65	1/27/10	377,027	871,821
	20,000 (c)	0.7%	48.65	1/27/10	376,125	869,414
Jerry D. Jackson	10,000	0.3%	44.45	1/30/13	279,544	708,419
J. Wayne Leonard	195,000	6.6%	44.45	1/30/13	5,451,101	13,814,161
Hugh T. McDonald	12,000	0.4%	44.45	1/30/13	335,452	850,102
	9,199 (c)	0.3%	45.50	1/27/10	168,037	390,725
Daniel F. Packer	8,000	0.3%	44.45	1/30/13	223,635	566,735
Carolyn C. Shanks	14,000	0.5%	44.45	1/30/13	391,361	991,786
Richard J. Smith	50,000	1.7%	44.45	1/30/13	1,397,718	3,542,093
	7,560 (c)	0.3%	51.50	8/30/09	133,390	302,926
	7,577 (c)	0.3%	51.50	1/27/10	144,801	332,642
	7,640 (c)	0.3%	51.50	1/25/11	172,297	406,413
Gary J. Taylor	26,900	0.9%	44.45	1/30/13	751,972	1,905,646
C. John Wilder	60,000	2.0%	44.45	1/30/13	1,677,262	4,250,511
	1,689 (c)	0.1%	52.45	1/28/09	26,950	60,249
	13,056 (c)	0.4%	52.45	1/27/10	252,857	580,444
	5,255 (c)	0.2%	52.45	1/25/11	120,538	284,260
Jerry W. Yelverton	10,000	0.3%	44.45	1/30/13	279,544	708,419

(a)

Options were granted on January 30, 2003, pursuant to the Equity Ownership Plan. All options granted on this date have an exercise price equal to the closing price of Entergy common stock on the New York Stock Exchange Composite Transactions on January 30, 2003. These options will vest in equal increments, annually, over a three-year period beginning in 2004.

(b)

Calculation based on the market price of the underlying securities assuming the market price increases over the option period and assuming annual compounding. The column presents estimates of potential values based on simple mathematical assumptions. The actual value, if any, a Named Executive Officer may realize is dependent upon the market price on the date of option exercise.

(c)

During 2003, Ms. Conley, Mr. Hintz, Mr. McDonald, Mr. Smith and Mr. Wilder converted presently exercisable stock options into an equivalent total of phantom stock units and reload stock options. They accomplished this by exercising stock options, paying the exercise price for these options by surrendering shares of Entergy stock, and deferring the taxable gain into phantom stock units. Additional options, as indicated above, were granted pursuant to the reload feature of this "stock for stock" exercise method. Under the reload mechanism, eligible participants are granted an additional number of options equal to the number of shares surrendered to pay the exercise price. The reloaded stock options vest immediately and have an exercise price equal to the price of Entergy common stock on the New York Stock Exchange Composite Transactions on the date of exercise of the original options. The reloaded options retain the original grant's expiration date. The reload feature was removed from the Equity Ownership Plan as approved by the Stockholders in May 2003. Reloads are no longer available for options granted after February 13, 2003.

Aggregated Option Exercises in 2003 and December 31, 2003 Option Values

The following table summarizes the number and value of all unexercised options held by the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options are held by such officer.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
	Shares Acquired	Value	as of December 31, 2003		as of December 31, 2003 (b)
Name	on Exercise	Realized (a)	Exercisable	Unexercisable	Exercisable	Unexercisable

E. Renae Conley	20,000	$570,000	52,991	62,201	$939,374	$948,238
Joseph F. Domino	21,500	614,000	30,686	30,101	678,569	458,920
Donald C. Hintz	171,912	4,206,564	477,587	280,001	10,514,314	4,802,652
Jerry D. Jackson	219,296	2,754,258	28,031	-	324,371	-
J. Wayne Leonard	-	-	916,200	525,600	24,355,606	8,093,902
Hugh T. McDonald	31,101	715,185	26,398	31,601	418,808	477,940
Daniel F. Packer	6,667	146,807	16,532	26,268	301,526	406,638
Carolyn C. Shanks	-	-	23,199	32,268	529,070	482,718
Richard J. Smith	40,108	905,791	93,871	113,334	1,238,675	1,690,045
Gary J. Taylor	34,600	1,017,886	38,199	63,301	714,856	965,660
C. John Wilder	39,561	1,041,151	143,963	147,701	2,128,329	2,252,011
Jerry W. Yelverton	147,968	1,691,998	10,000	-	126,800	-

(a)	Based on the difference between the closing price of Entergy's common stock on the New York Stock Exchange Composite Transactions on the exercise date and the option exercise price.
(b)	Based on the difference between the closing price of Entergy's common stock on the New York Stock Exchange Composite Transactions on December 31, 2003, and the option exercise price.

Long-Term Incentive Plan Awards in 2003

The following table summarizes the awards of performance units (equivalent to shares of Entergy common stock) granted under the Equity Ownership Plan in 2003 to the Named Executive Officers.

			Estimated Future Payouts Under Non-Stock Price-Based Plans (# of units) (a) (b)
Name	Number of Units	Performance Period Until Maturation or Payout	Threshold	Target	Maximum

E. Renae Conley	11,600	1/1/03-12/31/05	1,500	5,800	11,600
Joseph F. Domino	6,000	1/1/03-12/31/05	800	3,000	6,000
Donald C. Hintz	49,400	1/1/03-12/31/05	6,200	24,700	49,400
Jerry D. Jackson	2,000	1/1/03-12/31/05	300	1,042	2,000
J. Wayne Leonard	80,400	1/1/03-12/31/05	10,100	40,200	80,400
Hugh T. McDonald	6,000	1/1/03-12/31/05	800	3,000	6,000
Daniel F. Packer	6,000	1/1/03-12/31/05	800	3,000	6,000
Carolyn C. Shanks	6,000	1/1/03-12/31/05	800	3,000	6,000
Richard J. Smith	25,000	1/1/03-12/31/05	3,200	12,500	25,000
Gary J. Taylor	23,800	1/1/03-12/31/05	3,000	11,942	23,800
C. John Wilder	25,000	1/1/03-12/31/05	3,200	12,500	25,000
Jerry W. Yelverton	2,000	1/1/03-12/31/05	300	1,042	2,000

(a)

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

(b)

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

Pension Plan Tables

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

Retirement Income Plan Table

Annual
Covered	Years of Service
Compensation	15	20	25	30	35
$100,000	$22,500	$30,000	$37,500	$45,000	$52,500
200,000	45,000	60,000	75,000	90,000	105,000
300,000	67,500	90,000	112,500	135,000	157,500
400,000	90,000	120,000	150,000	180,000	210,000
500,000	112,500	150,000	187,500	225,000	262,500
750,000	168,750	225,000	281,250	337,500	393,750
1,000,000	225,000	300,000	375,000	450,000	525,000
1,250,000	281,250	375,000	468,750	562,500	656,250

All of the Named Executive Officers participate in a Retirement Income Plan, a defined benefit plan, that provides a benefit for employees at retirement from Entergy based upon (1) generally all years of service beginning at age 21 through termination, with a forty-year maximum, multiplied by (2) 1.5%, multiplied by (3) the final average compensation. Final average compensation is based on the highest consecutive 60 months of covered compensation in the last 120 months of service. The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. Other actuarially equivalent options are available to each retiree. Retirement benefits are not subject to any deduction for Social Security or other offset amounts. The amount of the Named Executive Officers' annual compensation covered by the plan as of December 31, 2003, is represented by the salary column in the Summary Compensation Table above.

The credited years of service under the Retirement Income Plan, as of December 31, 2003, for the following Named Executive Officers is as follows: Mr. Domino 30; Mr. Leonard 5; Mr. McDonald 20; Mr. Packer 21; and Ms. Shanks 18. The credited years of service under the Retirement Income Plan, as of December 31, 2003 for the following Named Executive Officers, as a result of entering into supplemental retirement agreements, is as follows: Ms. Conley 21; Mr. Hintz 32; Mr. Smith 27; Mr. Taylor 22; and Mr. Wilder 20. Mr. Jackson and Mr. Yelverton retired in 2003 with 23 years of service.

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

In addition to the Retirement Income Plan discussed above, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy participate in the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries and the Post-Retirement Plan of Entergy Corporation and Subsidiaries. Participation is limited to one of these two plans and is at the invitation of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The participant may receive from the appropriate Entergy company a monthly benefit payment not in excess of .025 (under the Supplemental Retirement Plan) or .0333 (under the Post-Retirement Plan) times the participant's average base annual salary (as defined in the plans) for a maximum of 120 months. Mr. Hintz, Mr. Packer and Mr. Yelverton have entered into a Supplemental Retirement Plan participation contract, and Mr. Jackson has entered into a Post-Retirement Plan participation contract. Current estimates indicate that the annual payments to each Named Executive Officer under the above plans would be less than the payments to that officer under the System Executive Retirement Plan discussed below.

System Executive Retirement Plan Table (1)

Annual
Covered	Years of Service
Compensation	10	15	20	25	30+
$250,000	$75,000	$112,500	$125,000	$137,500	$150,000
500,000	150,000	225,000	250,000	275,000	300,000
750,000	225,000	337,500	375,000	412,500	450,000
1,000,000	300,000	450,000	500,000	550,000	600,000
1,250,000	375,000	562,500	625,000	687,500	750,000
1,500,000	450,000	675,000	750,000	825,000	900,000
2,000,000	600,000	900,000	1,000,000	1,100,000	1,200,000

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

In 1993, Entergy Corporation adopted the System Executive Retirement Plan (SERP). This plan was amended in 1998. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are participating employers in the SERP. The SERP is an unfunded defined benefit plan offered at retirement to certain senior executives, which would currently include all the Named Executive Officers (except for Mr. Leonard). Participating executives choose, at retirement, between the retirement benefits paid under provisions of the SERP or those payable under the Supplemental Retirement Plan or the Post-Retirement Plan discussed above. The plan was amended in 1998 to provide that covered pay is the average of the highest three years annual base pay and incentive awards earned by the executive during the ten years immediately preceding his retirement. Benefits paid under the SERP are calculated by multiplying the covered pay times target pay replacement ratios (45%, 50%, or 55%, dependent on job rating at retirement) that are attained, according to plan design, at 20 years of credited service. The target ratios are increased by 1% for each year of service over 20 years, up to a maximum of 30 years of service. In accordance with the SERP formula, the target ratios are reduced for each year of service below 20 years. The credited years of service under this plan are identical to the years of service for Named Executive Officers (other than Ms. Conley, Mr. Smith, Mr. Taylor, and Mr. Wilder) disclosed above in the section entitled "Pension Plan Tables-Retirement Income Plan Table". Ms. Conley, Mr. Smith, Mr. Taylor, and Mr. Wilder have 4 years, 4 years, 13 years, and 5 years, respectively, of credited service under this plan. Mr. Jackson and Mr. Yelverton retired in 2003 with 30 years of credited service under the plan.

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

Retention Agreement with Mr. Jackson - Mr. Jackson retired from full-time active employment on March 31, 2003. The retention agreement with Mr. Jackson provides that upon retirement in accordance with the agreement, Mr. Jackson: (a) will be entitled to a subsidized retirement benefit equal to the applicable nonqualified retirement benefit payable to Mr. Jackson without reduction for early retirement ("Subsidized Retirement Benefit"); and (b) may enter into a consulting arrangement with Entergy through March 31, 2005, under terms and conditions set forth in the agreement. Mr. Jackson is entitled to certain benefits, as described in the agreement, in the event of a change in control (as defined in the System Executive Continuity Plan) after which Entergy or its successor company fails to honor Mr. Jackson's consulting arrangement.

Employment Agreement with Ms. Shanks - The employment agreement with Ms. Shanks provides for her continued employment until 2011. During this period, Ms. Shanks will continue to participate in all executive plans, programs, and arrangements for which she is eligible. In October of 2011, Ms. Shanks will become a special project coordinator of Entergy Mississippi or another Entergy System company until 2016. During her tenure as special project coordinator, Ms. Shanks will continue to receive her same rate of annual base salary in effect immediately prior to her assumption of this post, but will forfeit an amount sufficient to fund this salary from amounts that would otherwise be credited to her non-qualified deferral accounts. Commencing in October of 2016, Ms. Shanks will be eligible to retire with all of the post-retirement compensation and benefits for which she is eligible.

During the term of the agreement, Ms. Shanks may resign, or Entergy may terminate her for "cause," as defined in the agreement. In either of those events, Ms. Shanks is due no additional compensation or benefits under the agreement. If there is a "change in control" before October of 2011, she remains eligible for benefits under the System Executive Continuity Plan. If the change in control occurs while Ms. Shanks is a special project coordinator, and Entergy's obligations under this agreement are breached, she receives:

  a cash payment equal to her remaining unpaid base salary;

  all other benefits to which she would be entitled had she remained employed until the conclusion of the term of the agreement; and

  all legal fees and expenses incurred in disputing in good faith any term of the agreement.

Retention agreement with Mr. Smith - The retention agreement with Mr. Smith provides that Mr. Smith will be paid a retention payment of approximately $525,000 on the each of the first three anniversaries of the date on which a Merger is completed, if he remains employed on each of those dates. The agreement also provides that upon termination of employment while a Merger is pending and for three years after completion (a) by Mr. Smith for "good reason" or by Entergy without "cause", as such terms are defined in the agreement or (b) by reason of Mr. Smith's death or disability:

  Entergy will pay to him a lump sum cash severance payment equal to the unpaid installments, if any, of the retention payments described above;

  he will be entitled to immediate payment of performance awards based upon an assumed target achievement of applicable performance goals;

  all of his stock options will become fully vested and will remain outstanding for their full ten-year term;

  Entergy will pay to him a "gross-up" payment in respect of any excise taxes he might incur.

Retention Agreement with Mr. Wilder - Mr. Wilder voluntarily resigned from Entergy employment effective February 20, 2004. The retention agreement Mr. Wilder previously entered into with Entergy provides, among other things, for payments to be made to him upon termination of employment in certain circumstances in connection with a Merger or otherwise, subject to the terms and conditions of the agreement. In certain circumstances, Mr. Wilder would be entitled to a lump sum cash severance payment equal to three times the sum of his base salary and target annual incentive award and a "gross-up" payment in respect of any excise taxes he might incur. In other circumstances, as a substitute for the above payment, Mr. Wilder (or his beneficiaries) would be entitled to a lump sum cash severance payment equal to four times (in limited circumstances, three times) the sum of his base salary and maximum annual incentive award (in limited circumstances, his target annual incentive award), a pro rata annual incentive award, additional years of credited service under Entergy's supplemental retirement plan, immediate vesting of equity awards, the opportunity to continue to be employed in a special project coordinator position, and a "gross-up" payment in respect of any excise taxes he might incur.

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

System Executive Continuity Plan - Ms. Conley, Mr. Domino, Mr. McDonald, Mr. Packer, Ms. Shanks, and Mr. Taylor are participants in Entergy's System Executive Continuity Plan, which provides severance pay and benefits under specified circumstances following a change in control. In the event a participant's employment is involuntarily terminated without cause or if a participant terminates for good reason during the change in control period, the participant will be entitled to:

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

As of December 31, 2003, the directors, the Named Executive Officers, and the directors and officers as a group for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, respectively, beneficially owned directly or indirectly common stock of Entergy Corporation as indicated:

	Entergy Corporation Common Stock
	Amount of Nature of Beneficial Ownership (a)
Name	Sole Voting and Investment Power	Other Beneficial Ownership(b)	Entergy Corporation Stock Equivalent Units (c)

Entergy Corporation
Maureen S. Bateman*	2,100	-	2,400
W. Frank Blount*	8,784	-	12,800
George W. Davis*	3,300	-	4,000
Simon D. deBree*	1,008	-	1,600
Claiborne P. Deming*	1,100	-	800
Frank F. Gallaher**	8,952	-	12,078
Alexis Herman*	300	-	-
Donald C. Hintz**	4,381	650,920	171,580
Jerry D. Jackson**	-	28,031	-
J. Wayne Leonard***	13,268	1,201,600	50,588
Robert v.d. Luft*	23,872	312,666	8,800
Kathleen A. Murphy* (e)	2,100	1,000	2,400
Paul W. Murrill* (d)	2,826	-	13,600
James R. Nichols*	11,616	-	13,600
William A. Percy, II*	2,350	-	2,400
Dennis H. Reilley* (d)	600	-	3,200
Richard J. Smith**	786	150,538	48,675
Wm. Clifford Smith*	12,248	-	16,000
Bismark A. Steinhagen* (e)	8,824	2,623	23,200
Gary J. Taylor**	1,161	72,032	11,720
C. John Wilder**	1,021	222,430	172,368
Steven V. Wilkinson*	50	-	-
All directors and executive
officers	128,471	2,985,683	671,007

	Entergy Corporation Common Stock
	Amount of Nature of Beneficial Ownership (a)
Name	Sole Voting and Investment Power	Other Beneficial Ownership(b)	Entergy Corporation Stock Equivalent Units (c)

Entergy Arkansas
Donald C Hintz***	4,381	650,920	171,580
Jerry D. Jackson**	-	28,031	-
J. Wayne Leonard**	13,268	1,201,600	50,588
Hugh T. McDonald***	4,436	42,665	25,110
Richard J. Smith***	786	150,538	48,675
C. John Wilder***	1,021	222,430	172,368
All directors and executive
officers	46,952	2,602,814	545,262

Entergy Gulf States
E. Renae Conley***	1,659	85,858	37,730
Joseph F. Domino***	12,373	46,453	21,316
Donald C. Hintz***	4,381	650,920	171,580
Jerry D. Jackson**	-	28,031	-
J. Wayne Leonard**	13,268	1,201,600	50,588
Richard J. Smith***	786	150,538	48,675
C. John Wilder***	1,021	222,430	172,368
All directors and executive
officers	71,489	2,782,341	581,360

Entergy Louisiana
E. Renae Conley***	1,659	85,858	37,730
Donald C. Hintz***	4,381	650,920	171,580
Jerry D. Jackson**	-	28,031	-
J. Wayne Leonard**	13,268	1,201,600	50,588
Richard J. Smith***	786	150,538	48,675
C. John Wilder***	1,021	222,430	172,368
All directors and executive
officers	54,663	2,709,622	559,761

Entergy Mississippi
Donald C. Hintz***	4,381	650,920	171,580
Jerry D. Jackson**	-	28,031	-
J. Wayne Leonard**	13,268	1,201,600	50,588
Carolyn C. Shanks***	4,694	39,466	11,025
Richard J. Smith***	786	150,538	48,675
C. John Wilder***	1,021	222,430	172,368
All directors and executive
officers	52,198	2,606,215	531,172

	Entergy Corporation Common Stock
	Amount of Nature of Beneficial Ownership (a)
Name	Sole Voting and Investment Power	Other Beneficial Ownership(b)	Entergy Corporation Stock Equivalent Units (c)

Entergy New Orleans
Donald C. Hintz***	4,381	650,920	171,580
Jerry D. Jackson**	-	28,031	-
J. Wayne Leonard**	13,268	1,201,600	50,588
Daniel F. Packer***	4,178	30,799	4,727
Richard J. Smith***	786	150,538	48,675
C. John Wilder***	1,021	222,430	172,368
All directors and executive
officers	44,530	2,563,615	524,874

System Energy
Donald C. Hintz***	4,381	650,920	171,580
Jerry D. Jackson**	-	28,031	-
J. Wayne Leonard**	13,268	1,201,600	50,588
Richard J. Smith**	786	150,538	48,675
Gary J. Taylor***	1,161	72,032	11,720
C. John Wilder***	1,021	222,430	172,368
Jerry W. Yelverton**	-	10,000	-
All directors and executive
officers	42,085	2,500,333	492,417

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(a)

Based on information furnished by the respective individuals. Except as noted, each individual has sole voting and investment power. The number of shares of Entergy Corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(b)

Other Beneficial Ownership includes, for the Named Executive Officers, shares of Entergy Corporation common stock that may be acquired within 60 days after December 31, 2003, in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan.

(c)

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

(d)	Dr. Murrill and Mr. Reilley have deferred receipt of an additional 5,100 shares and 2,100 shares, respectively.
(e)	Includes 1,000 shares in which Ms. Murphy has joint ownership and 2,623 shares for Mr. Steinhagen that are in his wife's name.

Equity Compensation Plan Information

Entergy has two plans that grant stock options, equity awards, and incentive awards to key employees of the Entergy subsidiaries. The Equity Ownership Plan is a shareholder-approved stock-based compensation plan. The Equity Awards Plan is a Board-approved stock-based compensation plan. The following table summarizes information about Entergy's stock options awarded under these plans as of December 31, 2003.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance (a)

Equity compensation plans approved by security holders	4,003,462	$38.41	7,786,150
Equity compensation plans not approved by security holders	11,425,921	38.72	-
Total	15,429,383	$38.64	7,786,150

(a)

Effective upon the May 9, 2003 stockholder re-approval of the Equity Ownership Plan, the Board directed that no further awards be issued under the Equity Awards Plan. As of May 9, 2003, 4,076,628 shares were available for issuance under the Equity Awards Plan.

Entergy shareholders have also approved the "Stock Plan for Outside Directors." This plan grants non-employee members of the Board 600 shares of Entergy common stock in each year of service on the Board, paid in quarterly installments.

Item 13. Certain Relationships and Related Transactions

During 2003, T. Baker Smith & Son, Inc. performed land-surveying services for, and received payments of approximately $390,689 from Entergy companies. Mr. Wm. Clifford Smith, a director of Entergy Corporation, is Chairman of the Board of T. Baker Smith & Son, Inc. Mr. Smith's children own 100% of the voting stock of T. Baker Smith & Son, Inc.

See Item 10, "Directors and Executive Officers of the Registrants," for information on certain relationships and transactions required to be reported under this item.

Other than as provided under applicable corporate laws, Entergy does not have policies whereby transactions involving executive officers and directors are approved by a majority of disinterested directors. However, pursuant to the Entergy Corporation Code of Conduct, transactions involving an Entergy company and its executive officers must have prior approval by the next higher reporting level of that individual, and transactions involving an Entergy company and its directors must be reported to the secretary of the appropriate Entergy company. Also, Entergy's Corporate Governance Guidelines require directors to obtain the approval of the Corporate Governance Committee to participate in a transaction to which Entergy is a party where the director has a direct or indirect financial or personal interest.

Item 14. Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the years ended December 31, 2003 and 2002 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), which includes Deloitte Consulting were as follows:

	2003	2002
Entergy Corporation (consolidated)
Audit Fees	$3,244,750	$3,043,100
Audit-Related Fees (a)	690,665	392,021

Total audit and audit-related fees	3,935,415	3,435,121
Tax Fees (b)	119,802	128,029
All Other Fees (c)	5,000	35,751

Total Fees (d)	$4,060,217	$3,598,901

Entergy Arkansas
Audit Fees	$402,200	$270,450
Audit-Related Fees (a)	68,963	-

Total audit and audit-related fees	471,163	270,450
Tax Fees	-	-
All Other Fees (c)	-	5,691

Total Fees (d)	$471,163	$276,141

Entergy Gulf States
Audit Fees	$432,050	$255,000
Audit-Related Fees (a)	79,026	-

Total audit and audit-related fees	511,076	255,000
Tax Fees	-	-
All Other Fees	-	-

Total Fees (d)	$511,076	$255,000

Entergy Louisiana
Audit Fees	$355,800	$270,000
Audit-Related Fees (a)	69,617	-

Total audit and audit-related fees	425,417	270,000
Tax Fees	-	-
All Other Fees	-	-

Total Fees (d)	$425,417	$270,000

	2003	2002
Entergy Mississippi
Audit Fees	$413,300	$267,650
Audit-Related Fees (a)	53,204	-

Total audit and audit-related fees	466,504	267,650
Tax Fees	-	-
All Other Fees	-	-

Total Fees (d)	$466,504	$267,650

Entergy New Orleans
Audit Fees	$365,800	$256,500
Audit-Related Fees (a)	147,855	85,114

Total audit and audit-related fees	513,655	341,614
Tax Fees	-	-
All Other Fees (c)	-	30,060

Total Fees (d)	$513,655	$371,674
System Energy
Audit Fees	$350,200	$225,350
Audit-Related Fees (a)	8,800	-

Total audit and audit-related fees	359,000	225,350
Tax Fees	-	-
All Other Fees	-	-

Total Fees (d)	$359,000	$225,350

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.
(b)	Includes fees for tax return review and tax compliance assistance.
(c)	Includes fees for assistance on regulatory matters. During 2003 the fees for other services were approved under the de minimus provision.
(d)	100% of fees paid in 2003 and approximately 90% of fees paid in 2002 were pre-approved by the Entergy Corporation Audit Committee.

Entergy Audit Committee Guidelines for Pre-approval of Independent Auditor Services

The Audit Committee has adopted the following guidelines regarding the engagement of Entergy's independent auditor to perform services for Entergy:

1.

The independent auditor will provide the Audit Committee, for approval, an annual engagement letter outlining the scope of services proposed to be performed during the fiscal year, including audit services and other permissible non-audit services (e.g. audit related services, tax services, and all other services).

2.

For other permissible services not included in the engagement letter, Entergy management will submit a description of the proposed service, including a budget estimate, to the Audit Committee for pre-approval. Management and the independent auditor must agree that the requested service is consistent with the SEC's rules on auditor independence prior to submission to the Audit Committee. The Audit Committee, at its discretion, will pre-approve permissible services and has established the following additional guidelines for permissible non-audit services provided by the independent auditor:

    Aggregate non-audit service fees are targeted at fifty percent or less of the approved audit service fee.

    All other services should only be provided by the independent auditor if it is the only qualified provider of that service or if the Audit Committee specifically requests the service.

3.	The Audit Committee will be informed quarterly as to the status of pre-approved services actually provided by the independent auditor.

4.

To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Audit Committee Chair or its designee the authority to approve permissible services and fees. The Audit Committee Chair or designee will report action taken to the Audit Committee at the next scheduled Audit Committee meeting.

5.	The Vice President, Risk Management and General Auditor will be responsible for tracking all independent auditor fees and will report quarterly to the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.

Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Table of Contents.

(a)2.

Financial Statement Schedules

Independent Auditor's Report on Financial Statement Schedules (see page 368)

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

Entergy Corporation

A Current Report on Form 8-K, dated January 20, 2004, was filed with the SEC on January 20, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," Item 9. "Regulation FD Disclosure," and Item 12. "Results of Operations and Financial Condition."

Entergy Corporation

A Current Report on Form 8-K, dated February 2, 2004, was filed with the SEC on February 2, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure."

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana , Entergy Mississippi, and Entergy New Orleans

A Current Report on Form 8-K, dated February 12, 2004, was filed with the SEC on February 12, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure."

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana , Entergy Mississippi, and Entergy New Orleans

A Current Report on Form 8-K, dated February 16, 2004, was filed with the SEC on February 17, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits," Item 9. "Regulation FD Disclosure," and Item 12. "Results of Operations and Financial Condition."

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana , Entergy Mississippi, Entergy New Orleans, and System Energy

A Current Report on Form 8-K, dated February 20, 2004, was filed with the SEC on February 23, 2004, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits."

ENTERGY CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY CORPORATION By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004

J. Wayne Leonard (Chief Executive Officer and Director; Principal Executive Officer); Robert v.d. Luft (Chairman of the Board and Director); Leo P. Denault (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, W. Frank Blount, George W. Davis, Simon deBee, Claiborne P. Deming, Alexis M. Herman, Kathleen A. Murphy, Paul W. Murrill, James R. Nichols, William A. Percy, II, Dennis H. Reilley, Wm. Clifford Smith, Bismark A. Steinhagen, and Steven V. Wilkinson (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2004

ENTERGY ARKANSAS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY ARKANSAS, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Operations; Principal Financial Officer); Donald C. Hintz, Richard J. Smith, and Leo P. Denault (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2004

ENTERGY GULF STATES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY GULF STATES, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004

Joseph F. Domino (Chairman of the Board, President, Chief Executive Officer-Texas, and Director; Principal Executive Officer); E. Renae Conley (President, Chief Executive Officer-Louisiana, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Operations; Principal Financial Officer); Donald C. Hintz, Richard J. Smith, and Leo P. Denault (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2004

ENTERGY LOUISIANA, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY LOUISIANA, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004

E. Renae Conley (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Operations; Principal Financial Officer); Donald C. Hintz, Richard J. Smith, and Leo P. Denault (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2004

ENTERGY MISSISSIPPI, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY MISSISSIPPI, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004

Carolyn C. Shanks (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Operations; Principal Financial Officer); Donald C. Hintz, Richard J. Smith, and Leo P. Denault (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2004

ENTERGY NEW ORLEANS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY NEW ORLEANS, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004

Daniel F. Packer (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Jay A. Lewis (Vice President, Chief Financial Officer - Operations; Principal Financial Officer); Donald C. Hintz, Richard J. Smith, and Leo P. Denault (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2004

SYSTEM ENERGY RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SYSTEM ENERGY RESOURCES, INC. By /s/ Nathan E. Langston Nathan E. Langston, Senior Vice President and Chief Accounting Officer Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Nathan E. Langston Nathan E. Langston	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004

Gary J. Taylor (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr. (Vice President, Chief Financial Officer - Nuclear Operations; Principal Financial Officer); Donald C. Hintz and Leo P. Denault (Directors).

By: /s/ Nathan E. Langston (Nathan E. Langston, Attorney-in-fact)	March 9, 2004

EXHIBIT 23(a)

INDEPENDENT AUDITORS' CONSENTS

We consent to the incorporation by reference in Post-Effective Amendments No. 3 and 5A on Form S-8 and their related prospectuses to Registration Statement No. 33-54298 of Entergy Corporation on Form S-4, Registration Statements No. 333-02503 and 333-22007 of Entergy Corporation ("Corporation") on Form S-3 and Registration Statements No. 333-98179, 333-90914, 333-75097, 333-55692, and 333-68950 of the Corporation on Form S-8 of our reports dated March 9, 2004, which reports include an explanatory paragraph regarding the Corporation's change in 2003 in the method of accounting for asset retirement obligations and for consolidation of variable interest entities, the change in 2002 in the method of accounting for goodwill and intangible assets, and the change in 2001 in the method of accounting for derivative instruments; appearing in this Annual Report on Form 10-K of the Corporation for the year ended December 31, 2003.

We consent to the incorporation by reference in Registration Statements No. 33-50289, 333-00103, 333-05045, and 333-109453 of Entergy Arkansas, Inc. on Form S-3 of our report dated March 9, 2004, which report includes an explanatory paragraph regarding Entergy Arkansas, Inc.'s change in 2003 in the method of accounting for asset retirement obligations and for consolidation of variable interest entities, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2003.

We consent to the incorporation by reference in Registration Statements No. 33-49739, 33-51181, 333-60957 and 333-109923 of Entergy Gulf States, Inc. on Form S-3 and Registration Statement No. 333-17911 of Entergy Gulf States, Inc. on Form S-2 of our report dated March 9, 2004, which report includes an explanatory paragraph regarding Entergy Gulf States, Inc.'s change in 2003 in the method of accounting for asset retirement obligations and for consolidation of variable interest entities, appearing in this Annual Report on Form 10-K of Entergy Gulf States, Inc. for the year ended December 31, 2003.

We consent to the incorporation by reference in Registration Statements No. 33-46085, 33-39221, 33-50937, 333-00105, 333-01329, 333-03567 and 333-93683 of Entergy Louisiana, Inc. on Form S-3 of our report dated March 9, 2004, which report includes an explanatory paragraph regarding Entergy Louisiana, Inc.'s change in 2003 in the method of accounting for asset retirement obligations and for consolidation of variable interest entities, appearing in this Annual Report on Form 10-K of Entergy Louisiana, Inc. for the year ended December 31, 2003.

We consent to the incorporation by reference in Registration Statements No. 33-53004, 33-55826, and 333-110675 of Entergy Mississippi, Inc. on Form S-3 of our report dated March 9, 2004, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2003.

We consent to the incorporation by reference in Registration Statements No. 33-57926, 333-00255 and 333-95599 of Entergy New Orleans, Inc. on Form S-3 of our report dated March 9, 2004, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2003.

We consent to the incorporation by reference in Registration Statements No. 33-47662, 33-61189, and 333-06717 of System Energy Resources, Inc. on Form S-3 of our report dated March 9, 2004, which report includes an explanatory paragraph regarding System Energy Resources, Inc.'s change in 2003 in the method of accounting for asset retirement obligations and for consolidation of variable interest entities, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2003.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 10, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Entergy Corporation:

We have audited the consolidated financial statements of Entergy Corporation and we have also audited the financial statements of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (the Companies), as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our reports thereon dated March 5, 2004. Our report on the consolidated financial statements of the Corporation includes an explanatory paragraph regarding its change in 2003 in the method of accounting for asset retirement obligations and for consolidation of variable interest entities, its change in 2002 in the method of accounting for goodwill and intangible assets, and its change in 2001 in the method of accounting for derivative instruments. Our reports on the financial statements of Entergy Arkansas, Inc., Entergy Gulf States, Inc., and Entergy Louisiana, Inc.'s each include an explanatory paragraph regarding their change in 2003 in the method of accounting for asset retirement obligations and for consolidation of variable interest entities. The financial statements described above, and our respective reports thereon are included elsewhere in this 2003 Annual Report to Shareholders. Our audits also included the consolidated financial statement schedules of Entergy Corporation and the financial statement schedules of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., and Entergy New Orleans, Inc., listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Corporation's and the respective Companies' managements. Our responsibility is to express our opinions on the financial statements and financial statement schedules based on our audits. (We did not audit the financial statements of Entergy-Koch, LP for the year ended December 31, 2003, the Corporation's investment in which is accounted for by the use of the equity method. The Corporation's equity in earnings of unconsolidated equity affiliates for the year ended December 31, 2003 includes $180,110,000 for Entergy Koch, LP, which earnings were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amount audited by other auditors included for such company, is based solely on the report of such other auditors.) In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2004

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

                          ENTERGY CORPORATION

         SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                          STATEMENTS OF INCOME

                                        For the Years Ended December 31,
                                            2003       2002       2001
                                                   (In Thousands)

Income:
  Equity in income of subsidiaries         $948,856   $629,367   $801,155
  Interest on temporary investments          36,400     46,964     18,889
                                           --------   --------   --------
        Total                               985,256    676,331    820,044
                                           --------   --------   --------

Expenses and Other Deductions:
  Administrative and general expenses         2,425     41,126     45,525
  Income taxes (credit)                      (4,574)     6,948      9,787
  Taxes other than income                       753        588        825
  Interest                                   59,709     28,309     37,711
                                           --------   --------   --------
        Total                                58,313     76,971     93,848
                                           --------   --------   --------

Net Income                                 $926,943   $599,360   $726,196
                                           ========   ========   ========
See Entergy Corporation and Subsidiaries Notes to Financial
Statements in Part II, Item 8.

                          ENTERGY CORPORATION

        SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                         STATEMENTS OF CASH FLOWS

                                                                   Year to Date December 31,
                                                                  2003      2002       2001
                                                                       (In Thousands)
Operating Activities:
  Net income                                                    $926,943  $599,360   $726,196
  Noncash items included in net income:
    Equity in earnings of subsidiaries                          (943,059) (629,367)  (801,155)
    Deferred income taxes                                         (2,811)   (4,803)    11,005
    Depreciation                                                     591       912      1,391
  Changes in working capital:
    Receivables                                                     (878)    1,430     (1,804)
    Payables                                                      (9,258)    4,898      1,140
    Other working capital accounts                               145,014  (480,711)   489,997
  Common stock dividends received from subsidiaries              424,993   618,400    440,300
  Other                                                           92,933    68,981    (19,418)
                                                                --------  --------   --------
    Net cash flow provided by operating activities               634,468   179,100    847,652
                                                                --------  --------   --------

Investing Activities:
  Investment in subsidiaries                                    (254,894) (256,212)  (239,180)
  Capital expenditures                                               874      (768)      (103)
  Changes in other temporary investments                         (10,328)    4,782     (4,782)
  Other                                                          (59,719)      103        897
                                                                --------  --------   --------
    Net cash flow used in investing activities                  (324,067) (252,095)  (243,168)
                                                                --------  --------   --------

Financing Activities:
  Changes in credit line borrowings                             (499,975)  245,000    (36,999)
  Advances to subsidiaries                                        (7,254)   (6,460)    27,067
  Common stock dividends paid                                   (362,814) (298,991)  (269,122)
  Repurchase of common stock                                      (8,135) (118,499)   (36,895)
  Notes receivable to/from associated companies                 (111,595) (146,380)  (368,992)
  Issuance of common stock                                       217,521   130,061     64,345
  Issuance of long-term debt                                     534,362   265,330          -
                                                                --------  --------   --------
     Net cash flow provided by (used in) financing activities   (237,890)   70,061   (620,596)
                                                                --------  --------   --------

Net increase (decrease) in cash and cash equivalents              72,511    (2,934)   (16,112)

Cash and cash equivalents at beginning of period                   7,887    10,821     26,933
                                                                --------  --------   --------

Cash and cash equivalents at end of period                       $80,398    $7,887    $10,821
                                                                ========  ========   ========
See Entergy Corporation and Subsidiaries Notes to Financial Statements
in Part II, Item 8.

                             ENTERGY CORPORATION

           SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                                BALANCE SHEETS

                                                                   December 31,
                                                                 2003         2002
                         ASSETS                                    (In Thousands)
Current Assets:
  Cash and cash equivalents:
     Temporary cash investments - at cost,
        which approximates market                               $80,398       $7,887
                                                             ----------   ----------
          Total cash and cash equivalents                        80,398        7,887
                                                             ----------   ----------
  Other temporary investments                                    10,328            -
  Notes receivable - associated companies                       626,968      515,373
  Accounts receivable - associated companies                     44,639        9,989
  Other                                                          53,549       46,383
                                                             ----------   ----------
           Total                                                815,882      579,632
                                                             ----------   ----------

Investment in Wholly-owned Subsidiaries                       8,607,556    7,819,408

Deferred Debits and Other Assets                                540,924      475,797
                                                             ----------   ----------

           Total                                             $9,964,362   $8,874,837
                                                             ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable:
    Associated companies                                         $2,433       $2,937
    Other                                                           745       10,003
  Other current liabilities                                     188,779        8,725
                                                             ----------   ----------
           Total                                                191,957       21,665
                                                             ----------   ----------

Deferred Credits and Noncurrent Liabilities                     234,558      152,935
                                                             ----------   ----------

Long-term debt                                                  900,025      862,000

Shareholders' Equity:
  Common stock, $.01 par value, authorized
   500,000,000 shares; issued 248,174,087 shares
    in 2003 and in 2002                                           2,482        2,482
  Paid-in capital                                             4,702,932    4,666,753
  Retained earnings                                           4,502,508    3,938,693
  Accumulated other comprehensive loss                           (8,948)     (22,360)
  Less cost of treasury stock (19,276,445 shares in
    2003 and 25,752,410 shares in 2002)                         561,152      747,331
                                                             ----------   ----------
           Total common shareholders' equity                  8,637,822    7,838,237
                                                             ----------   ----------

           Total                                             $9,964,362   $8,874,837
                                                             ==========   ==========
See Entergy Corporation and Subsidiaries Notes to Financial Statements
in Part II, Item 8.

                          ENTERGY CORPORATION
     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME,
                           AND PAID-IN CAPITAL

                                                                           For the Years Ended December 31,
                                                                  2003                   2002                  2001
                                                                                     (In Thousands)

                 RETAINED EARNINGS
Retained Earnings - Beginning of period                   $3,938,693             $3,638,448            $3,190,639

     Add: Earnings applicable to common stock                926,943 $926,943       599,360 $599,360      726,196  $726,196

     Deduct:
        Dividends declared on common stock                   362,941                299,031               278,342
        Capital stock and other expenses                         187                     84                    45
                                                          ----------             ----------            ----------
              Total                                          363,128                299,115               278,387
                                                          ----------             ----------            ----------

Retained Earnings - End of period                         $4,502,508             $3,938,693            $3,638,448
                                                          ==========             ==========            ==========

          ACCUMULATED OTHER COMPREHENSIVE
           INCOME (LOSS) (Net of taxes):
Balance at beginning of period:
  Accumulated derivative instrument fair value changes       $17,313               ($17,973)                   $-
  Other accumulated comprehensive (loss) items               (39,673)               (70,821)              (75,033)
                                                          ----------             ----------            ----------
     Total                                                   (22,360)               (88,794)              (75,033)
                                                          ----------             ----------            ----------

  Cumulative effect to January 1, 2001 of accounting
    change regarding fair value of derivative instruments          -                      -               (18,021)

Net derivative instrument fair value changes
  arising during the period                                  (43,124) (43,124)       35,286   35,286           48        48

Foreign currency translation adjustments                       4,169    4,169        65,948  (15,487)       4,615     4,615

Minimum pension liability adjustment                               -        -       (10,489) (10,489)           -         -

Net unrealized investment gains (losses)                      52,367   52,367       (24,311) (24,311)        (403)     (403)
                                                          ----------             ----------            ----------

Balance at end of period:
  Accumulated derivative instrument fair value changes       (25,811)                17,313               (17,973)
  Other accumulated comprehensive (loss) items                16,863                (39,673)              (70,821)
                                                          ----------             ----------            ----------
     Total                                                   ($8,948)--------      ($22,360)--------     ($88,794) --------
Comprehensive Income                                      ========== $940,355    ========== $584,359   ==========  $730,456
                                                                     ========               ========               ========

                  PAID-IN CAPITAL
Paid-in Capital - Beginning of period                     $4,666,753             $4,662,704            $4,660,483

     Add:
       Common stock issuances related to stock plans          36,179                  4,049                 2,221
                                                          ----------             ----------            ----------

Paid-in Capital - End of period                           $4,702,932             $4,666,753            $4,662,704
                                                          ==========             ==========            ==========

See Entergy Corporation and Subsidiaries Notes to Financial Statements in
Part II, Item 8.

                          ENTERGY CORPORATION

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 2003, 2002, and 2001
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
                                                           Deductions
                                    Balance at                 from       Balance
                                     Beginning  Charged to  Provisions    at End
           Description               of Period    Income     (Note 1)    of Period
Year ended December 31, 2003
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $27,285    $12,598     $13,907    $25,976
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $(93,941)  $108,221    $137,593  $(123,313)
  Injuries and damages (Note 2)         30,629     29,255      25,695     34,189
  Environmental                         26,488     11,621      11,595     26,514
                                     ---------   --------    --------  ---------
     Total                            $(36,824)  $149,097    $174,883   $(62,610)
                                     =========   ========    ========  =========

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
               Years Ended December 31, 2003, 2002, and 2001
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
                                                           Deductions
                                    Balance at                 from       Balance
                                     Beginning  Charged to  Provisions    at End
           Description               of Period    Income     (Note 1)    of Period
Year ended December 31, 2003
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $8,031     $2,626      $1,637     $9,020
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $(13,789)   $31,452     $42,946   $(25,283)
  Injuries and damages (Note 2)          2,700      2,950       2,297      3,353
  Environmental                          1,624      2,280       2,175      1,729
                                     ---------   --------    --------  ---------
     Total                             $(9,465)   $36,682     $47,418   $(20,201)
                                     =========   ========    ========  =========

Year ended December 31, 2002
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $5,837     $2,194          $-     $8,031
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $(178,715)  $183,438     $18,512   $(13,789)
  Injuries and damages (Note 2)          2,890      3,129       3,319      2,700
  Environmental                          6,910      1,999       7,285      1,624
                                     ---------   --------    --------  ---------
     Total                           $(168,915)  $188,566     $29,116    $(9,465)
                                     =========   ========    ========  =========

Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $4,196     $1,758        $117     $5,837
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $(80,297)   $16,155    $114,573  $(178,715)
  Injuries and damages (Note 2)          3,152      2,367       2,629      2,890
  Environmental                          7,136      2,181       2,407      6,910
                                     ---------   --------    --------  ---------
     Total                            $(70,009)   $20,703    $119,609  $(168,915)
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
              Years Ended December 31, 2003, 2002, and 2001
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
                                                           Deductions
                                    Balance at                 from       Balance
                                     Beginning  Charged to  Provisions    at End
           Description               of Period    Income     (Note 1)    of Period
Year ended December 31, 2003
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $5,893     $4,484      $5,521     $4,856
                                     =========   ========    ========  =========
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                  $(45,287)   $26,988     $39,054   $(57,353)
  Injuries and damages (Note 2)          8,284      8,805       5,535     11,554
  Environmental                         15,417      3,319       4,025     14,711
                                     ---------   --------    --------  ---------
     Total                            ($21,586)   $39,112     $48,614   ($31,088)
                                     =========   ========    ========  =========

Year ended December 31, 2002
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $3,696     $3,961      $1,764     $5,893
                                     =========   ========    ========  =========
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                   $(8,721)    $4,486     $41,052   $(45,287)
  Injuries and damages (Note 2)          6,773      7,684       6,173      8,284
  Environmental                         18,716     34,296      37,595     15,417
                                     ---------   --------    --------  ---------
     Total                             $16,768    $46,466     $84,820   ($21,586)
                                     =========   ========    ========  =========

Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $4,810       $940      $2,054     $3,696
                                     =========   ========    ========  =========
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                   $(5,698)    $4,485      $7,508    $(8,721)
  Injuries and damages (Note 2)          9,406      5,266       7,899      6,773
  Environmental                         20,671      2,306       4,261     18,716
                                     ---------   --------    --------  ---------
     Total                             $24,379    $12,057     $19,668    $16,768
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
                  Years Ended December 31, 2003, 2002, and 2001
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
                                                           Deductions
                                    Balance at                 from       Balance
                                     Beginning  Charged to  Provisions    at End
           Description               of Period    Income     (Note 1)    of Period
Year ended December 31, 2003
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $4,090     $2,152      $1,755     $4,487
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $(39,048)   $36,691     $38,521   $(40,878)
  Injuries and damages (Note 2)          9,114      5,256       5,833      8,537
  Environmental                          8,157      2,441       3,353      7,245
                                     ---------   --------    --------  ---------
     Total                            $(21,777)   $44,388     $47,707   $(25,096)
                                     =========   ========    ========  =========

Year ended December 31, 2002
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $2,909     $1,181          $-     $4,090
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $(26,575)   $14,064     $26,537   $(39,048)
  Injuries and damages (Note 2)          9,829      4,750       5,465      9,114
  Environmental                          8,127      1,843       1,813      8,157
                                     ---------   --------    --------  ---------
     Total                             $(8,619)   $20,657     $33,815   $(21,777)
                                     =========   ========    ========  =========

Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $2,552       $385         $28     $2,909
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $(27,040)   $11,900     $11,435   $(26,575)
  Injuries and damages (Note 2)         11,583      3,674       5,428      9,829
  Environmental                          7,793      2,051       1,717      8,127
                                     ---------   --------    --------  ---------
     Total                             $(7,664)   $17,625     $18,580    $(8,619)
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
               Years Ended December 31, 2003, 2002, and 2001
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
                                                           Deductions
                                    Balance at                 from       Balance
                                     Beginning  Charged to  Provisions    at End
           Description               of Period    Income     (Note 1)    of Period
Year ended December 31, 2003
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $1,633       $587        $845     $1,375
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                   $(2,937)   $12,323     $12,867    $(3,481)
  Injuries and damages (Note 2)          7,928      7,410       9,924      5,414
  Environmental                            667      1,482       1,654        495
                                     ---------   --------    --------  ---------
     Total                              $5,658    $21,215     $24,445     $2,428
                                     =========   ========    ========  =========

Year ended December 31, 2002
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $1,232     $1,063        $662     $1,633
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $1,279     $8,882     $13,098    $(2,937)
  Injuries and damages (Note 2)          6,306      5,526       3,904      7,928
  Environmental                            487        886         706        667
                                     ---------   --------    --------  ---------
     Total                              $8,072    $15,294     $17,708     $5,658
                                     =========   ========    ========  =========

Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $1,197        $45         $10     $1,232
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                   $(4,765)   $13,124      $7,080     $1,279
  Injuries and damages (Note 2)          6,694      8,196       8,584      6,306
  Environmental                            511        581         605        487
                                     ---------   --------    --------  ---------
     Total                              $2,440    $21,901     $16,269     $8,072
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
             Years Ended December 31, 2003, 2002, and 2001
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
                                                           Deductions
                                    Balance at                 from       Balance
                                     Beginning  Charged to  Provisions    at End
           Description               of Period    Income     (Note 1)    of Period
Year ended December 31, 2003
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $4,774     $2,479      $4,149     $3,104
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $7,120       $767      $4,205     $3,682
  Injuries and damages (Note 2)          2,603      2,514       1,040      4,077
  Environmental                            623        428         388        663
                                     ---------   --------    --------  ---------
     Total                             $10,346     $3,709      $5,633     $8,422
                                     =========   ========    ========  =========

Year ended December 31, 2002
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $4,273       $501          $-     $4,774
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $9,195       $340      $2,415     $7,120
  Injuries and damages (Note 2)          3,587      5,578       6,562      2,603
  Environmental                            562        344         283        623
                                     ---------   --------    --------  ---------
     Total                             $13,344     $6,262      $9,260    $10,346
                                     =========   ========    ========  =========

Year ended December 31, 2001
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $2,463     $5,422      $3,612     $4,273
                                     =========   ========    ========  =========
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $9,449        $50        $304     $9,195
  Injuries and damages (Note 2)          4,300        831       1,544      3,587
  Environmental                          1,072        323         833        562
                                     ---------   --------    --------  ---------
     Total                             $14,821     $1,204      $2,681    $13,344
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

(a) 2 --

Credit Agreement, dated as of May 15, 2003, among Entergy Corporation, the Banks (ABN AMRO Bank N.V., Bank One, N.A., Barclays Bank PLC, Bayerische Hypo-und Vereinsbank AG (New York Branch), BNP Paribas, Citibank, N.A., CoBank, ACB, Credit Lyonnais (New York Branch), Credit Suisse First Boston (Cayman Islands Branch), Deutsche Bank AG New York Branch, J. P. Morgan Chase Bank, KBC Bank N.V., KeyBank National Association, Lehman Brothers Bank, FSB, Mellon Bank, N.A., Mizuho Corporate Bank Limited, Morgan Stanley Bank, Regions Bank, Societe Generale, The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, Union Bank of California, N.A., Wachovia Bank (National Association), and West LB AG, New York Branch, formerly know as Westdeutsche Landesbank Girozentrale, New York Branch), and Citibank, N.A., as Administrative Agent (4(c) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

(a) 3 --

Assumption Agreement, dated July 15, 2002, among Entergy Corporation, CO Bank, ACB, (as Additional Lender), and Citibank N.A., (as Administrative Agent) (4(b) to Form 10-Q for the quarter ended June 30, 2002 in 1-11299).

(a) 4 --	Indenture, dated as of December 1, 2002, between Entergy Corporation and Deutsche Bank Trust Company Americas, as Trustee (10(a)4 to Form 10-K for the year ended December 31, 2002 in 1-11299).

(a) 5 --	Officer' Certificate for Entergy Corporation (4(c) to Form 10-Q for the quarter ended March 31, 2003).

(a) 6 --	Officer' Certificate for Entergy Corporation (4(d) to Form 10-Q for the quarter ended March 31, 2003).

(a) 7 --	Officer' Certificate for Entergy Corporation (4(d) to Form 10-Q for the quarter ended June 30, 2003).

(a) 8 --	Officer' Certificate for Entergy Corporation (4(a) to Form 10-Q for the quarter ended September 30, 2003).

*(a) 9 --	Officer' Certificate for Entergy Corporation.

*(a) 10--	Officer' Certificate for Entergy Corporation.

*(a) 11--

Credit Agreement, dated as of November 24, 2003, among Entergy Corporation, Bayerische Hypo-und Vereinsbank AG, New York Branch, the Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent.

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

Entergy Arkansas

(c) 1 --

Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by sixty-one Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); and 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first)).

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

Entergy Gulf States

(d) 1 --

Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth); A-2(b) to Rule 24 Certificate dated November 18, 2002 in 70-9751 (Sixty-first); A-2(c) to Rule 24 Certificate dated December 6, 2002 in 70-9751 (Sixty-second); A-2(d) to Rule 24 Certificate dated June 16, 2003 in 70-9751 (Sixty-third); A-2(e) to Rule 24 Certificate dated June 27, 2003 in 70-9751 (Sixty-fourth); A-2(f) to Rule 24 Certificate dated July 11, 2003 in 70-9751 (Sixty-fifth); and A-2(g) to Rule 24 Certificate dated July 28, 2003 in 70-9751 (Sixty-sixth)).

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

Entergy Mississippi

(f) 1 --

Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by twenty-one Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First); A-5(b) to Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh); A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24 Certificate dated April 21, 1995 in 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in 70-8719 (Twelfth); A-2(c) to Rule 24 Certificate dated May 12, 1999 in 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719 (Fourteenth); A-2(d) to Rule 24 Certificate dated February 24, 2000 in 70-8719 (Fifteenth); A-2(a) to Rule 24 Certificate dated February 9, 2001 in 70-9757 (Sixteenth); A-2(b) to Rule 24 Certificate dated October 31, 2002 in 70-9757 (Seventeenth); A-2(c) to Rule 24 Certificate dated December 2, 2002 in 70-9757 (Eighteenth); A-2(d) to Rule 24 Certificate dated February 6, 2003 in 70-9757 (Nineteenth); A-2(e) to Rule 24 Certificate dated April 4, 2003 in 70-9757 (Twentieth); and A-2(f) to Rule 24 Certificate dated June 6, 2003 in 70-9757 (Twenty-first)).

Entergy New Orleans

(g) 1 --

Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by eleven Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in 0-5807 (Fifth); 4(a) to Form 8-K dated March 22, 1996 in 0-5807 (Sixth); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4(d) to Form 10-Q for the quarter ended June 30, 2000 in 0-5807 (Eighth); C-5(a) to Form U5S for the year ended December 31, 2000 (Ninth); 4(b) to Form 10-Q for the quarter ended September 30, 2002 in 0-5807 (Tenth); and 4(k) to Form 10-Q for the quarter ended June 30, 2003 in 0-5807 (Eleventh)).

(10) Material Contracts

Entergy Corporation

(a) 1 --

Agreement, dated April 23, 1982, among certain System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 2 --	Middle South Utilities (now Entergy Corporation) System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(a) 3 --	Amendment, dated February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(a) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(a) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(a) 6 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(a) 7 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(a) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 for the year ended December 31, 2001 in 1-11299).

*(a) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

(a) 10 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 11 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (B to Rule 24 Certificate dated June 24, 1977 in 70-5399).

(a) 12 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (E to Rule 24 Certificate dated July 1, 1981 in 70-6592).

(a) 13 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (B-13(a) to Rule 24 Certificate dated July 6, 1984 in 70-6985).

(a) 14 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (A to Rule 24 Certificate dated June 8, 1989 in 70-5399).

(a) 15 --

Eighteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 16 --

Nineteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 17 --

Twenty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 18 --

Twenty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 19 --

Twenty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 20 --

Thirtieth Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(a) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 21 --

Thirty-first Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(b) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 22 --

Thirty-second Assignment of Availability Agreement, Consent and Agreement, dated as of December 27, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (B-2(a) to Rule 24 Certificate dated January 13, 1997 in 70-7561).

(a) 23 --

Thirty-third Assignment of Availability Agreement, Consent and Agreement, dated as of December 20, 1999, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (B-2(b) to Rule 24 Certificate dated March 3, 2000 in 70-7561).

(a) 24 --

Thirty-fourth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2002, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, The Bank of New York and Douglas J. MacInnes (B-2(a)(1) to Rule 24 Certificate dated October 4, 2001 in 70-9753).

*(a) 25 --

Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 22, 2003, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and Union Bank of California, N.A.

(a) 26 --	Capital Funds Agreement, dated June 21, 1974, between Entergy Corporation and System Energy (C to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 27 --	First Amendment to Capital Funds Agreement, dated as of June 1, 1989 (B to Rule 24 Certificate dated June 8, 1989 in 70-5399).

(a) 28 --

Eighteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 29 --

Nineteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-3 to Rule 24 Certificate dated October 1, 1986 in 70-7272).

(a) 30 --

Twenty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 31 --

Twenty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 32 --

Twenty-ninth Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(f) to Rule 24 Certificate dated May 6, 1994 in 70-7946).

(a) 33 --

Thirtieth Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(a) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 34 --

Thirty-first Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(b) to Rule 24 Certificate dated August 8, 1996 in 70-8511).

(a) 35 --

Thirty-second Supplementary Capital Funds Agreement and Assignment, dated as of December 27, 1996, among Entergy Corporation, System Energy and The Chase Manhattan Bank (B-1(a) to Rule 24 Certificate dated January 13, 1997 in 70-7561).

(a) 36 --

Thirty-third Supplementary Capital Funds Agreement and Assignment, dated as of December 20, 1999, among Entergy Corporation, System Energy and The Chase Manhattan Bank (B-3(b) to Rule 24 Certificate dated March 3, 2000 in 70-7561).

(a) 37 --

Thirty-fourth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2002, among Entergy Corporation, System Energy, The Bank of New York and Douglas J. MacInnes (B-3(a)(1) to Rule 24 Certificate dated October 4, 2002 in 70-9753).

*(a) 38 --	Thirty-fifth Supplementary Capital Funds Agreement and Assignment, dated as of December 22, 2003, among Entergy Corporation, System Energy, and Union Bank of California, N.A.

(a) 39 --

First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, Deposit Guaranty National Bank, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7026).

(a) 40 --

First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7123).

(a) 41 --

First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate dated June 8, 1989 in 70-7561).

(a) 42 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(a) 43 --

Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(a) 44 --	Operating Agreement dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(a) 45 --

Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 46 --

Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 47 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(a) 48 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a) 49 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-3517).

(a) 50 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 51 --

First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(a) 52 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(a) 53 --	Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(a) 54 --	First Amendment, dated January 1, 1990, to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(a) 55 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(a) 56 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(a) 57 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(a) 58 --	Guaranty Agreement between Entergy Corporation and Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 59 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 60 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70- 7757).

(a) 61 --	Loan Agreement between Entergy Operations and Entergy Corporation, dated as of September 20, 1990 (B-12(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(a) 62 --	Loan Agreement between Entergy Power and Entergy Corporation, dated as of August 28, 1990 (A-4(b) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(a) 63 --	Loan Agreement between Entergy Corporation and Entergy Systems and Service, Inc., dated as of December 29, 1992 (A-4(b) to Rule 24 Certificate in 70-7947).

+(a) 64 --	Executive Financial Counseling Program of Entergy Corporation and Subsidiaries (10(a)64 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 65 --	Amended and Restated Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries, effective January 1, 2003 (10(b) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 66 --	Equity Ownership Plan of Entergy Corporation and Subsidiaries (A-4(a) to Rule 24 Certificate dated May 24, 1991 in 70-7831).

+(a) 67 --	Amendment No. 1 to the Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a) 68 --	Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 69 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)70 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 70 --	Amendment, effective December 28, 2001, to the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 71 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)72 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 72 --	Amendment, effective December 28, 2001, to the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries (10(a)73 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 73 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 74 --	Amended and Restated Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, dated June 10, 2003 (10(d) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

+(a) 75 --	Equity Awards Plan of Entergy Corporation and Subsidiaries, effective as of August 31, 2000 (10(a)77 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 76 --	Amendment, effective December 7, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(a)78 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 77 --	Amendment, effective December 10, 2001, to the Equity Awards Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended March 31, 2002 in 1-11299).

+(a) 78 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of March 1, 2000 (10(a)79 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 79 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 80 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 81 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)82 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 82 --	Amendment, effective December 28, 2001, to the Pension Equalization Plan of Entergy Corporation and Subsidiaries (10(a)83 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 83 --

Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, effective January 1, 2000 (10(a)84 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 84 --	Stock Plan for Outside Directors of Entergy Corporation and Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a) 85 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 86 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2000 (10(a)87 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 87 --	Amendment, effective December 28, 2001, to the System Executive Retirement Plan of Entergy Corporation and Subsidiaries (10(a)88 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 88 --	Retention Agreement effective October 27, 2000 between J. Wayne Leonard and Entergy Corporation (10(a)81 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 89 --	Retention Agreement effective July 29, 2000 between Frank F. Gallaher and Entergy Corporation (10(a)82 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 90 --	Letter Agreement effective July 25, 2001 between Jerry D. Jackson and Entergy Corporation (10(a)91 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 91 --	Retention Agreement effective July 29, 2000 between Donald C. Hintz and Entergy Corporation (10(a)85 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 92 --	Retention Agreement effective July 29, 2000 between Michael G. Thompson and Entergy Corporation (10(a)86 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 93 --	Retention Agreement effective January 22, 2001 between Richard J. Smith and Entergy Services, Inc (10(a)87 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 94 --	Retention Agreement effective July 29, 2000 between Jerry W. Yelverton and Entergy Corporation (10(a)89 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 95 --	Retention Agreement effective July 29, 2000 between C. John Wilder and Entergy Corporation (10(a)90 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 96 --	Employment Agreement effective August 7, 2001 between Curt L. Hebert and Entergy Corporation (10(a)97 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 97 --

Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 98 --	Employment Agreement effective April 15, 2003 between Robert D. Sloan and Entergy Services (10(c) to Form 10-Q for the quarter ended June 30, 2003 in 1-11299).

*+(a) 99 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services.

System Energy
(b) 1 through (b) 16 -- See 10(a)10 through 10(a)25 above.

(b) 17 through (b) 32 -- See 10(a)26 through 10(a)41 above.

(b) 33 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(b) 34 --

Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(b) 35 --	Operating Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(b) 36 --	Amended and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (B-6(a) to Rule 24 Certificate dated March 4, 1996 in 70-8511).

(b) 37 --	Loan Agreement, dated as of October 15, 1998, between System Energy and Mississippi Business Finance Corporation (B-6(b) to Rule 24 Certificate dated November 12, 1998 in 70-8511).

(b) 38 --	Loan Agreement, dated as of May 15, 1999, between System Energy and Mississippi Business Finance Corporation (B-6(c) to Rule 24 Certificate dated June 8, 1999 in 70-8511).

(b) 39 --

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

(b) 40 --

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

(b) 41 --

Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 42 --

Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 43 --

Collateral Trust Indenture, dated as of January 1, 1994, among System Energy, GG1B Funding Corporation and Bankers Trust Company, as Trustee (A-3(e) to Rule 24 Certificate dated January 31, 1994 in 70-8215), as supplemented by Supplemental Indenture No. 1 dated January 1, 1994, (A-3(f) to Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b) 44 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(b) 45 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b) 46 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(b) 47 --

First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(b) 48 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(b) 49 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(b) to Rule 24 Certificate dated March 3, 1989 in 70-7604).

(b) 50 --

System Energy's Consent, dated January 31, 1995, pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate dated February 13, 1995 in 70-7604).

(b) 51 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 52 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 53 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(b) 54 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b) 55 --	First Amendment, dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(b) 56 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(b) 57 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b) 58 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(b) 59 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 60 --	Amendment, dated January 1, 1992, to Service Agreement with Entergy Services (10(a)11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(b) 61 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 62 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

*(b) 63 --

Letter of Credit and Reimbursement Agreement, dated as of December 22, 2003, among System Energy Resources, Inc., Union Bank of California, N.A., as administrating bank and funding bank, Keybank National Association, as syndication agent, Banc One Capital Markets, Inc., as documentation agent, and the Banks named therein, as Participating Banks.

Entergy Arkansas

(c) 1 --

Agreement, dated April 23, 1982, among Entergy Arkansas and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 2 --	Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(c) 3 --	Amendment, dated February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(c) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(c) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(c) 6 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(c) 7 --	Amendment, dated April 27, 1984, to Service Agreement, with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(c) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2002 in 1-10764).

*(c) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

(c) 10 through (c) 25 -- See 10(a)10 through 10(a)25 above.

(c) 26 --	Agreement, dated August 20, 1954, between Entergy Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c) 27 --	Amendment, dated April 19, 1955, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)2 in 2-41080).

(c) 28 --	Amendment, dated January 3, 1964, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)3 in 2-41080).

(c) 29 --	Amendment, dated September 5, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)4 in 2-41080).

(c) 30 --	Amendment, dated November 19, 1970, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)5 in 2-41080).

(c) 31 --	Amendment, dated July 18, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)6 in 2-41080).

(c) 32 --	Amendment, dated December 27, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)7 in 2-41080).

(c) 33 --	Amendment, dated January 25, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)8 in 2-41080).

(c) 34 --	Amendment, dated October 14, 1971, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)9 in 2-43175).

(c) 35 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)10 in 2-60233).

(c) 36 --	Agreement, dated May 14, 1971, between Entergy Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c) 37 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated May 14, 1971 (5(e)1 in 2-60233).

(c) 38 --

Contract, dated May 28, 1943, Amendment to Contract, dated July 21, 1949, and Supplement to Amendment to Contract, dated December 30, 1949, between Entergy Arkansas and McKamie Gas Cleaning Company; Agreements, dated as of September 30, 1965, between Entergy Arkansas and former stockholders of McKamie Gas Cleaning Company; and Letter Agreement, dated June 22, 1966, by Humble Oil & Refining Company accepted by Entergy Arkansas on June 24, 1966 (5(k)7 in 2-41080).

(c) 39 --	Agreement, dated April 3, 1972, between Entergy Services and Gulf United Nuclear Fuels Corporation (5(l)3 in 2-46152).

(c) 40 --	Fuel Lease, dated as of December 22, 1988, between River Fuel Trust #1 and Entergy Arkansas (B-1(b) to Rule 24 Certificate in 70-7571).

(c) 41 --

White Bluff Operating Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-2(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

(c) 42 --

White Bluff Ownership Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

(c) 43 --	Agreement, dated June 29, 1979, between Entergy Arkansas and City of Conway, Arkansas (5(r)3 in 2-66235).

(c) 44 --	Transmission Agreement, dated August 2, 1977, between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)3 in 2-60233).

(c) 45 --	Power Coordination, Interchange and Transmission Service Agreement, dated as of June 27, 1977, between Arkansas Electric Cooperative Corporation and Entergy Arkansas (5(r)4 in 2-60233).

(c) 46 --

Independence Steam Electric Station Operating Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)6 in 2-66235).

(c) 47 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 48 --

Independence Steam Electric Station Ownership Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)7 in 2-66235).

(c) 49 --	Amendment, dated December 28, 1979, to the Independence Steam Electric Station Ownership Agreement (5(r)7(a) in 2-66235).

(c) 50 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 51 --

Owner's Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station (10(c)55 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 52 --

Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c)56 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 53 --

Power Coordination, Interchange and Transmission Service Agreement, dated as of July 31, 1979, between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)8 in 2-66235).

(c) 54 --	Power Coordination, Interchange and Transmission Agreement, dated as of June 29, 1979, between City of Conway, Arkansas and Entergy Arkansas (5(r)9 in 2-66235).

(c) 55 --	Agreement, dated June 21, 1979, between Entergy Arkansas and Reeves E. Ritchie (10(b)90 to Form 10-K for the year ended December 31, 1980 in 1-10764).

(c) 56 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(c) 57 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 58 --

First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(c) 59 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(c) 60 --

Contract For Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated June 30, 1983, among the DOE, System Fuels and Entergy Arkansas (10(b)57 to Form 10-K for the year ended December 31, 1983 in 1-10764).

(c) 61 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(c) 62 --

First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(c) 63 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(c) 64 --	Third Amendment dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(c) 65 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(c) 66 --	Assignment of Coal Supply Agreement, dated December 1, 1987, between System Fuels and Entergy Arkansas (B to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c) 67 --

Coal Supply Agreement, dated December 22, 1976, between System Fuels and Antelope Coal Company (B-1 in 70-5964), as amended by First Amendment (A to Rule 24 Certificate in 70-5964); Second Amendment (A to Rule 24 letter filing dated December 16, 1983 in 70-5964); and Third Amendment (A to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c) 68 --	Operating Agreement between Entergy Operations and Entergy Arkansas, dated as of June 6, 1990 (B-1(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(c) 69 --	Guaranty Agreement between Entergy Corporation and Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(c) 70 --	Agreement for Purchase and Sale of Independence Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-3(c) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 71 --	Agreement for Purchase and Sale of Ritchie Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-4(d) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 72 --

Ritchie Steam Electric Station Unit No. 2 Operating Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-5(a) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 73 --

Ritchie Steam Electric Station Unit No. 2 Ownership Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-6(a) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 74 --

Power Coordination, Interchange and Transmission Service Agreement between Entergy Power and Entergy Arkansas, dated as of August 28, 1990 (10(c)71 to Form 10-K for the year ended December 31, 1990 in 1-10764).

(c) 75 --	Loan Agreement dated June 15, 1993, between Entergy Arkansas and Independence Country, Arkansas (B-1(a) to Rule 24 Certificate dated July 9, 1993 in 70-8171).

(c) 76 --	Loan Agreement dated June 15, 1994, between Entergy Arkansas and Jefferson County, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1994 in 70-8405).

(c) 77 --	Loan Agreement dated June 15, 1994, between Entergy Arkansas and Pope County, Arkansas (B-1(b) to Rule 24 Certificate in 70-8405).

(c) 78 --	Loan Agreement dated November 15, 1995, between Entergy Arkansas and Pope County, Arkansas (10(c)96 to Form 10-K for the year ended December 31, 1995 in 1-10764).

(c) 79 --	Agreement as to Expenses and Liabilities between Entergy Arkansas and Entergy Arkansas Capital I, dated as of August 14, 1996 (4(j) to Form 10-Q for the quarter ended September 30, 1996 in 1-10764).

(c) 80 --	Loan Agreement dated December 1, 1997, between Entergy Arkansas and Jefferson County, Arkansas (10(c)100 to Form 10-K for the year ended December 31, 1997 in 1-10764).

(c) 81 --	Refunding Agreement, dated December 1, 2001, between Entergy Arkansas and Pope Country, Arkansas (10(c)81 to Form 10-K for the year ended December 31, 2001 in 1-10764).

Entergy Gulf States

(d) 1 --	Guaranty Agreement, dated July 1, 1976, between Entergy Gulf States and American Bank and Trust Company (C and D to Form 8-K dated August 6, 1976 in 1-27031).

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

(d) 23 --	Amendment No. 2 dated November 1, 1995 between Entergy Gulf States and Mellon Bank to Decommissioning Trust Agreement (10(d)31 to Form 10-K for the year ended December 31, 1995 in 1-27031).

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

+(d) 27 --	Gulf States Utilities Board of Directors' Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(d) 28 --	Operating Agreement between Entergy Operations and Entergy Gulf States, dated as of December 31, 1993 (B-2(f) to Rule 24 Certificate in 70-8059).

(d) 29 --	Guarantee Agreement between Entergy Corporation and Entergy Gulf States, dated as of December 31, 1993 (B-5(a) to Rule 24 Certificate in 70-8059).

(d) 30 --	Service Agreement with Entergy Services, dated as of December 31, 1993 (B-6(c) to Rule 24 Certificate in 70-8059).

(d) 31 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(d)31 to Form 10-K for the year ended December 31, 2002 in 1-27031).

*(d) 32 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

(d) 33 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d) 34 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

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

Entergy Louisiana

(e) 1 --

Agreement, dated April 23, 1982, among Entergy Louisiana and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(e) 2 --	Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(e) 3 --	Amendment, dated as of February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(e) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(e) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(e) 6 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-42523).

(e) 7 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(e) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(e)12 to Form 10-K for the year ended December 31, 2002 in 1-8474).

*(e) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

(e) 10 through (e) 25 -- See 10(a)10 through 10(a)25 above.

(e) 26 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (B-1(b) to Rule 24 Certificate in 70-7580).

(e) 27 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(e) 28 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

(e) 29 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(e) 30 --

First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(e) 31 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(e) 32 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(e) 33 --

First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated January 1, 1990 (D-2 to Form U5S for the year ended December 31, 1989).

(e) 34 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(e) 35 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(e) 36 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(e) 37 --

Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984 in 1-8474).

(e) 38 --	Operating Agreement between Entergy Operations and Entergy Louisiana, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(e) 39 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(e) 40 --	Installment Sale Agreement, dated July 20, 1994, between Entergy Louisiana and St. Charles Parish, Louisiana (B-6(e) to Rule 24 Certificate dated August 1, 1994 in 70-7822).

(e) 41 --	Installment Sale Agreement, dated November 1, 1995, between Entergy Louisiana and St. Charles Parish, Louisiana (B-6(a) to Rule 24 Certificate dated December 19, 1995 in 70-8487).

(e) 42 --	Refunding Agreement (Series 1999-A), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141).

(e) 43 --	Refunding Agreement (Series 1999-B), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(b) to Rule 24 Certificate dated July 6, 1999 in 70-9141).

(e) 44 --

Refunding Agreement (Series 1999-C), dated as of October 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-11(a) to Rule 24 Certificate dated October 15, 1999 in 70-9141).

(e) 45 --	Agreement as to Expenses and Liabilities between Entergy Louisiana, Inc. and Entergy Louisiana Capital I dated July 16, 1996 (4(d) to Form 10-Q for the quarter ended June 30, 1996 in 1-8474).

Entergy Mississippi

(f) 1 --

Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 2 --	Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(f) 3 --	Amendment, dated February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(f) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(f) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(f) 6 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (D in 37-63).

(f) 7 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(f) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(f)12 to Form 10-K for the year ended December 31, 2002 in 1-31508).

*(f) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

(f) 10 through (f) 25 -- See 10(a)10 through 10(a)25 above.

(f) 26 --	Installment Sale Agreement, dated as of June 1, 1974, between Entergy Mississippi and Washington County, Mississippi (B-2(a) to Rule 24 Certificate dated August 1, 1974 in 70-5504).

(f) 27 --	Amended and Restated Installment Sale Agreement, dated as of April 1, 1994, between Entergy Mississippi and Warren County, Mississippi (B-6(a) to Rule 24 Certificate dated May 4, 1994 in 70-7914).

(f) 28 --

Amended and Restated Installment Sale Agreement, dated as of April 1, 1994, between Entergy Mississippi and Washington County, Mississippi, (B-6(b) to Rule 24 Certificate dated May 4, 1994 in 70-7914).

(f) 29 --	Refunding Agreement, dated as of May 1, 1999, between Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

(f) 30 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B-3(a) in 70-6337).

(f) 31 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 32 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 33 --

Owners Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi and other co-owners of the Independence Station (10(c)55 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 34 --

Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c)56 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 35 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

+(f) 36 --	Post-Retirement Plan (10(d)24 to Form 10-K for the year ended December 31, 1983 in 0-320).

(f) 37 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 38 --

First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(f) 39 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(f) 40 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(f) 41 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(f) 42 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(f) 43 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(f) 44 --	First Amendment dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(f) 45 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(f) 46 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(f) 47 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

*+(f)48 --	Employment Agreement effective July 24, 2003 between Carolyn C. Shanks and Entergy Mississippi.

Entergy New Orleans

(g) 1 --

Agreement, dated April 23, 1982, among Entergy New Orleans and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g) 2 --	Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)2 in 2-41080).

(g) 3 --	Amendment dated as of February 10, 1971, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(g) 4 --	Amendment, dated May 12, 1988, to Middle South Utilities System Agency Agreement, dated December 11, 1970 (5(a)4 in 2-41080).

(g) 5 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(g) 6 --	Service Agreement with Entergy Services dated as of April 1, 1963 (5(a)5 in 2-42523).

(g) 7 --	Amendment, dated as of April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(g) 8 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(g)12 to Form 10-K for the year ended December 31, 2002 in 0-5807).

*(g) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

(g) 10 through (g) 25 -- See 10(a)10 through 10(a)25 above.

(g) 26 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(g) 27 --

Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g) 28 --

First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(g) 29 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(g) 30 --	Transfer Agreement, dated as of June 28, 1983, among the City of New Orleans, Entergy New Orleans and Regional Transit Authority (2(a) to Form 8-K dated June 24, 1983 in 1-1319).

(g) 31 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(g) 32 --

First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(g) 33 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(g) 34 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(g) 35 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(c)	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d)	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 355.

*(b)	Consent of Ernst & Young LLP.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.
*(j)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications
*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Gulf States.

*(e)	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

*(f)	Section 1350 Certification for Entergy Mississippi.

*(g)	Section 1350 Certification for Entergy New Orleans.

*(h)	Section 1350 Certification for System Energy.

*(i)	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.
*(j)	Section 1350 Certification for System Energy.

(99) Additional Exhibits

*(a)	Entergy-Koch, LP Financial Statements for the years 2003, 2002, and 2001.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.

EXHIBIT INDEX

*(a) 9 --	Officer' Certificate for Entergy Corporation.

*(a) 10--	Officer' Certificate for Entergy Corporation.

*(a) 11--

Credit Agreement, dated as of November 24, 2003, among Entergy Corporation, Bayerische Hypo-und Vereinsbank AG, New York Branch, the Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent.

*(a) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

*(a) 25 --

Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 22, 2003, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and Union Bank of California, N.A.

*(a) 38 --	Thirty-fifth Supplementary Capital Funds Agreement and Assignment, dated as of December 22, 2003, among Entergy Corporation, System Energy, and Union Bank of California, N.A.

*+(a) 99 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services.

*(b) 63 --

Letter of Credit and Reimbursement Agreement, dated as of December 22, 2003, among System Energy Resources, Inc., Union Bank of California, N.A., as administrating bank and funding bank, Keybank National Association, as syndication agent, Banc One Capital Markets, Inc., as documentation agent, and the Banks named therein, as Participating Banks.

*(c) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

*(d) 32 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

*(e) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

*(f) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

*+(f)48 --	Employment Agreement effective July 24, 2003 between Carolyn C. Shanks and Entergy Mississippi.

*(g) 9 --	Amendment, dated August 1, 2003, to Service Agreement with Entergy Services.

(12) Statement Re Computation of Ratios
*(a)	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(c)	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d)	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21) Subsidiaries of the Registrants

(23) Consents of Experts and Counsel
*(a)	The consent of Deloitte & Touche LLP is contained herein at page 367.

*(b)	Consent of Ernst & Young LLP.

*(24) Powers of Attorney

(31) Rule 13a-14(a)/15d-14(a) Certifications
*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32) Section 1350 Certifications
*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Gulf States.

*(e)	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

*(f)	Section 1350 Certification for Entergy Mississippi.

*(g)	Section 1350 Certification for Entergy New Orleans.

*(h)	Section 1350 Certification for System Energy.

*(i)	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

*(j)	Section 1350 Certification for System Energy.

(99) Additional Exhibits
*(a)	Entergy-Koch, LP Financial Statements for the years 2003, 2002, and 2001.

_________________
* Filed herewith.
+ Management contracts or compensatory plans or arrangements.