Form 10-Q
period 2005-06-30
SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA INC; ENTERGY GULF STATES INC; ENTERGY CORP /DE/; ENTERGY ARKANSAS INC
filed 2005-08-04
CIK 202584, 71508, 66901, 60527, 44570, 65984, 7323

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005
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
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

	Yes	No
Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States, Inc.		Ö
Entergy Louisiana, Inc.		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
System Energy Resources, Inc.		Ö

Common Stock Outstanding		Outstanding at July 29, 2005
Entergy Corporation	($0.01 par value)	207,579,330

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2004, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2005

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2005

FORWARD-LOOKING INFORMATION

In this filing and from time to time, Entergy makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Entergy believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, Entergy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in the statements. Some of those factors (in addition to others described elsewhere in this report and in subsequent securities filings) include:

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of new Texas legislation, and other regulatory proceedings, including those related to Entergy's System Agreement and Entergy's utility supply plan
  Entergy's ability to manage its operation and maintenance costs the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, the ability to meet credit support requirements, and the prices and availability of power Entergy must purchase for its utility customers
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, and changes in the rating agencies' ratings criteria changes in inflation, interest rates, and foreign currency exchange rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the establishment of a regional transmission organization that includes Entergy's utility service territory, and the application of market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the northeastern United States uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions or modifications of nuclear generating facilities changes in law resulting from the new federal energy legislation, including the repeal of PUHCA changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters advances in technology
  the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EITF	FASB's Emerging Issues Task Force
Energy Commodity Services	Entergy's business segment that includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
firm liquidated damages

Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset); if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	One thousand cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 1935, as amended
PURPA	Public Utility Regulatory Policies Act of 1978
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent

Transaction under which power is supplied from a specific generation asset; if the specified generation asset is unavailable as a result of forced outage or unanticipated event or circumstance, the seller is not liable to the buyer for any damages resulting from the seller's failure to deliver power unit-contingent with availability guarantees

Transaction under which power is supplied from a specific generation asset; if the specified generation asset is unavailable as a result of forced outage or unanticipated event or circumstance, the seller is not liable to the buyer for any damages resulting from the seller's failure to deliver power unless the actual availability over a specified period of time is below an availability threshold specified in the contract

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Entergy's consolidated earnings applicable to common stock for the second quarter and six months ended June 30, 2005 and 2004 were as follows:
	Second Quarter		Six Months Ended
Operating Segment	2005	2004	2005	2004
	(In Thousands)

U.S. Utility	$211,717	$194,964	$302,216	$310,621
Non-Utility Nuclear	58,277	62,994	136,242	131,828
Parent Company & Other Business Segments	16,156	7,224	19,688	29,894
Total	$286,150	$265,182	$458,146	$472,343

Entergy's income before taxes is discussed below according to the operating segments listed above. See Note 8 to the consolidated financial statements herein for more information concerning Entergy's operating segments and their financial results in 2005 and 2004.

Refer to ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS for further information with respect to operating statistics.

U.S. UTILITY

The increase in earnings for the U.S. Utility for the second quarter 2005 compared to the second quarter 2004 from $195.0 million to $211.7 million was primarily due to higher net revenue partially offset by higher other operation and maintenance expenses and lower other income.

The decrease in earnings for the U.S. Utility for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 from $310.6 million to $302.2 million was primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses, partially offset by higher net revenue and lower interest expenses.

Net Revenue

Second Quarter 2005 Compared to Second Quarter 2004

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter of 2005 to the second quarter of 2004.
Amount
(In Millions)

2004 net revenue	$1,100.6
Price applied to unbilled sales	71.0
Volume/weather	10.8
Other	(1.6)
2005 net revenue	$1,180.8

The price applied to unbilled sales variance resulted from an increase in the fuel cost component included in the price applied to unbilled sales. The increase in the fuel cost component is attributable to an increase in the price of natural gas, the nuclear refueling outage at Waterford 3, and the nuclear maintenance outages at River Bend. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the consolidated financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The volume/weather variance is primarily due to an increase in electricity usage totaling 161 GWh in the residential and commercial sectors.  Industrial sales volume declined primarily due to the loss to cogeneration, which had been expected, of one large customer.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased from $2.0 billion for the second quarter 2004 to $2.2 billion for the second quarter 2005. The increase includes an increase in fuel cost recovery revenues of $81.7 million resulting primarily from increases in the market prices of natural gas and purchased power. As such, this revenue increase is offset by increased fuel and purchased power expenses. The increases in the price applied to unbilled sales and volume/weather variances, discussed above, also contributed to the increase in gross operating revenues.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.
Amount
(In Millions)

2004 net revenue	$2,025.4
Price applied to unbilled sales	55.5
Deferred fuel cost revisions	15.5
Rate refund provisions	7.5
Volume/weather	(15.8)
Other	2.3
2005 net revenue	$2,090.4

The price applied to unbilled sales variance resulted from an increase in the fuel cost component included in the price applied to unbilled sales. The increase in the fuel cost component is attributable to an increase in the price of natural gas, the nuclear refueling outage at Waterford 3, and the nuclear maintenance outages at River Bend. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the consolidated financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The deferred fuel cost revisions variance is due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue in the first quarter of 2004 by $11.5 million. The remainder of the variance is due to the 2004 energy cost recovery true-up, made in the first quarter of 2005, which increased net revenue by $4.0 million.

The rate refund provisions variance is due primarily to accruals recorded in 2004 for potential rate action at Entergy New Orleans and Entergy Gulf States. Included in the current period variance are provisions recorded at Entergy Louisiana in 2005 as a result of LPSC-approved settlements in March 2005 and May 2005. The settlements are discussed in Note 2 to the consolidated financial statements.

The volume/weather variance resulted from decreased usage by residential customers and a decrease in usage during the unbilled sales period. Industrial sales volume was relatively unchanged as the loss to cogeneration, which had been expected, of one large customer was offset by an increase in usage by other customers, primarily in the chemical industry.  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the consolidated financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased from $3.8 billion for the six months ended June 30, 2004 to $4.0 billion for the six months ended June 30, 2005. The increase includes an increase in fuel cost recovery revenues of $151 million resulting primarily from increases in the market prices of natural gas and purchased power. As such, this revenue increase is offset by increased fuel and purchased power expenses. The increase in the price applied to unbilled sales, discussed above, also contributed to the increase in gross operating revenues.

Other Income Statement Variances

Second Quarter 2005 Compared to Second Quarter 2004

Other operation and maintenance expenses increased from $391.7 million for the second quarter 2004 to $432.6 million for the second quarter 2005 primarily due to:

  an increase of $17.9 million in payroll and benefits costs;
  an increase of $9.1 million in nuclear expenses for contract and material costs associated with maintenance outages and timing of payroll related expenses; and
  an increase of $5.1 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

Other income decreased from $30.5 million for the second quarter 2004 to $20.1 million for the second quarter 2005 primarily due to:

  a decrease of $10.1 million at Entergy Gulf States due to a reduction in 2004 in the loss provision for an environmental clean-up site; and
  a decrease of $7.1 million at Entergy Louisiana due to the write-off in June 2005 of a portion of the customer care system investment and the related allowance for equity funds used during construction pursuant to an LPSC-approved settlement.

The decrease was partially offset by an increase of $6.2 million in interest and dividend income primarily due to higher interest on temporary cash investments.

Interest on long-term debt decreased from $97.6 million for the second quarter 2004 to $91.2 million for the second quarter 2005 primarily due to the net retirement of $319 million of long-term debt at the domestic utility companies in 2004. Refer to Note 5 to the consolidated financial statements in the Form 10-K and Note 4 to the consolidated financial statements herein for details of long-term debt.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Other operation and maintenance expenses increased from $723 million for the six months ended June 30, 2004 to $798 million for the six months ended June 30, 2005 primarily due to:

  an increase of $33.3 million in payroll and benefits costs;
  an increase of $13.2 million in nuclear expenses for contract and material costs associated with maintenance outages and timing of payroll related expenses;
  an increase of $8.1 million in fossil expenses as a result of additional planned off-peak fossil generation maintenance outages; and
  an increase of $5.1 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

Depreciation and amortization expenses increased from $385.6 million for the six months ended June 30, 2004 to $398.4 million for the six months ended June 30, 2005 due primarily to an increase in plant in service.

Other income, which was $45.4 million for the six months ended June 30, 2005 and $45.5 million for the six months ended June 30, 2004, includes the following:

  a decrease of $10.1 million at Entergy Gulf States due to a reduction in 2004 in the loss provision for an environmental clean-up site;
  a decrease of $7.1 million at Entergy Louisiana due to the write-off in June 2005 of a portion of the customer care system investment and the related allowance for equity funds used during construction pursuant to an LPSC-approved settlement;
  an increase of $10.6 million in interest and dividend income primarily due to higher interest on temporary cash investments; and
  an increase of $9.8 million in the allowance for equity funds used during construction as a result of higher construction expenditures.

Interest on long-term debt decreased from $199.3 million for the six months ended June 30, 2004 to $184.2 million for the six months ended June 30, 2005 primarily due to the net retirement of $319 million of long-term debt at the domestic utility companies in 2004. Refer to Note 5 to the consolidated financial statements in the Form 10-K and Note 4 to the consolidated financial statements herein for details of long-term debt.

NON-UTILITY NUCLEAR

Following are key performance measures for Non-Utility Nuclear for the second quarter and six months ended June 30, 2005 and 2004:

	Second Quarter		Six Months Ended
	2005	2004	2005	2004

Net MW in operation at June 30	4,105	4,001	4,105	4,001
Generation in GWh for the period	8,156	8,196	16,422	16,882
Capacity factor for the period	90.9%	93.6%	92.1%	96.3%
Average realized price per MWh	$42.63	$41.33	$42.09	$40.49

Second Quarter 2005 Compared to Second Quarter 2004

The decrease in earnings for Non-Utility Nuclear from $63.0 million to $58.3 million was primarily due to higher operation and maintenance expenses resulting primarily from increased benefits costs and the effects of lower generation associated with planned and unplanned refueling and maintenance outages. Partially offsetting the decrease was an increase in revenues due to higher contract pricing.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The increase in earnings for Non-Utility Nuclear from $131.8 million to $136.2 million was primarily due to miscellaneous income of $15.8 million net-of-tax resulting from a reduction in the decommissioning liability for a plant, as discussed in Note 1 to the consolidated financial statements. Also contributing to the increase in earnings was higher contract pricing. The increase in earnings was partially offset by the effects of lower generation associated with planned and unplanned refueling and maintenance outages and higher operation and maintenance expenses resulting primarily from increased benefits costs.

PARENT COMPANY & OTHER BUSINESS SEGMENTS

Second Quarter 2005 Compared to Second Quarter 2004

The increase in earnings for Parent Company & Other Business Segments from $7.2 million to $16.2 million was primarily due to $14.4 million of tax benefits in 2005 from the American Jobs Creation Act of 2004 and an increase of $5.5 million from the non-nuclear wholesale assets business primarily due to lower operation and maintenance expenses and proceeds from the sale of SO2 allowances. The increase was partially offset by a decrease of $13.9 million due to the absence of earnings from Entergy's investment in Entergy-Koch because of the sale of Entergy-Koch's energy trading and pipeline businesses in the fourth quarter of 2004, as discussed in the Form 10-K.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The decrease in earnings for Parent Company & Other Business Segments from $29.9 million to $19.7 million was primarily due to a decrease of $30.1 million due to the absence of earnings from Entergy's investment in Entergy-Koch due to the sale of Entergy-Koch's energy trading and pipeline businesses in the fourth quarter of 2004, as discussed in the Form 10-K. Also contributing to the decrease in earnings was the favorable settlement of a tax issue, which increased earnings by $11 million in the first quarter of 2004. The decrease was partially offset by $14.4 million of tax benefits in 2005 from the American Job Creations Act of 2004 and an increase of $14.1 million from the non-nuclear wholesale assets business primarily due to lower operation and maintenance expenses and proceeds from the sale of SO2 allowances.

Income Taxes

The effective income tax rates for the second quarters of 2005 and 2004 were 34.8% and 38.0%, respectively. The effective income tax rates for the six months ended June 30, 2005 and 2004 were 34.8% and 36.0%, respectively. The difference in the effective income tax rate for the second quarter and the six months ended June 30, 2005 versus the federal statutory rate of 35.0% is primarily due to tax benefits from the American Jobs Creation Act of 2004 and investment tax credit amortization, partially offset by state income taxes and regulatory plant differences on utility plant items. Also contributing to the difference for the six months ended June 30, 2005 is a downward revision in the estimate of federal income tax expense related to tax depreciation. The difference in the effective income tax rate for the second quarter and the six months ended June 30, 2004 versus the federal statutory rate of 35.0% is primarily due to state income taxes and regulatory plant differences on utility plant items, partially offset by the favorable settlement of a tax audit issue and investment tax credit amortization.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that discussion.

The Form 10-K reported that Entergy expected to contribute $185.9 million in 2005 to its pension plans. Entergy has elected to make additional contributions, and now expects to contribute $253.3 million to its pension plans in 2005. Entergy contributed $117.7 million to its pension plans during the six months ended June 30, 2005.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of June 30, 2005 is primarily the result of increased debt outstanding due to additional borrowings on Entergy Corporation's revolving credit facility along with a decrease in shareholders' equity, primarily due to repurchases of common stock, both of which are discussed below.

	June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003

Net debt to net capital	48.7%	45.3%	45.6%	45.9%
Effect of subtracting cash from debt	1.9%	2.1%	1.8%	1.6%
Debt to capital	50.6%	47.4%	47.4%	47.5%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders' equity, and preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

In May 2005, Entergy Corporation terminated its two, separate, revolving credit facilities, a $500 million five-year credit facility and a $965 million three-year credit facility. At that time Entergy Corporation entered into a $2 billion, five-year credit facility, which expires in May 2010. As of June 30, 2005, $635 million in borrowings were outstanding on this facility. Entergy also has the ability to issue letters of credit against the borrowing capacity of the credit facility, and letters of credit totaling $83.5 million had been issued against this facility at June 30, 2005. The total unused capacity for this facility as of June 30, 2005 was approximately $1.3 billion. The commitment fee for this facility is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2005

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Louisiana	April 2006	$85 million (a)	-
Entergy Louisiana	May 2006	$15 million (b)	-
Entergy Mississippi	May 2006	$25 million	-
Entergy New Orleans	May 2006	$15 million (b)	-

(a)	The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million.
(b)	The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million.

See Note 4 to the consolidated financial statements for additional discussion of Entergy's short-term credit facilities.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of Entergy's planned construction and other capital investments by operating segment for 2005 through 2007.

In March 2005, Entergy Mississippi signed an agreement to purchase for $88 million the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility owned by Central Mississippi Generating Company (CMGC). Entergy Mississippi plans to invest approximately $20 million in facility upgrades at the Attala plant plus $3 million in other costs, bringing the total capital cost of the project to approximately $111 million. The Attala plant will be 100 percent owned by Entergy Mississippi, and the acquisition is expected to close in late 2005 or early 2006. The purchase of the plant is contingent upon obtaining necessary approvals from various federal agencies, state permitting agencies, and the MPSC, including MPSC approval of investment cost recovery. In May and June 2005, Entergy Mississippi made filings at the MPSC to commence proceedings for MPSC approval both of the acquisition and of the investment cost recovery for the plant. Entergy Mississippi and CMGC had previously executed a purchased power agreement in July 2004 for 100 percent of the plant's output, and this agreement will expire upon the close of the acquisition or in March 2008, whichever occurs earlier. The planned construction and other capital investments table in the Form 10-K includes the estimated cost of the Attala acquisition as a 2006 capital commitment.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
	(In Millions)

Cash and cash equivalents at beginning of period	$620	$507

Cash flow provided by (used in):
Operating activities	767	929
Investing activities	(698)	(484)
Financing activities	(74)	(392)
Effect of exchange rates on cash and cash equivalents	-	(2)
Net increase (decrease) in cash and cash equivalents	(5)	51

Cash and cash equivalents at end of period	$615	$558

Operating Activities

Entergy's cash flow provided by operating activities decreased by $162 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due a decrease at the U.S. Utility. The U.S. Utility provided $535 million in cash from operating activities in 2005 compared to providing $669 million in 2004. The decrease resulted primarily from an increase of $80 million in pension plan contributions, the $90 million refund to customers in the Louisiana jurisdiction made as a result of the global settlement, an increase of $72 million in income tax payments, and changes in the timing of fuel cost recovery compared to the prior period. These increased uses of cash were partially offset by various items, including the timing of receivable collections and vendor payments compared to the prior period. The Non-Utility Nuclear segment also contributed to the decrease. The Non-Utility Nuclear segment provided $235 million in cash from operating activities in 2005 compared to providing $265 million in 2004. This decrease was caused primarily by nuclear refueling outage costs, as this business had one more refueling outage in the first half of 2005 than in the first half of 2004.

Investing Activities

Investing activities used $698 million of cash for the six months ended June 30, 2005 compared to using $484 million of cash for the six months ended June 30, 2004 primarily due to the following activity:

  Construction expenditures were $44 million higher in 2005 than in 2004. The increase is in the U.S. Utility segment, and is primarily due to increases at Entergy Louisiana resulting from an increase in spending on transmission and nuclear projects and an increase of $19.8 million in capacity costs that have been deferred and are expected to be recovered over a period greater than twelve months.
  The non-nuclear wholesale assets business received $22 million in 2004 from the sale of the Crete power plant.
  Entergy Louisiana purchased the Perryville plant in June 2005 for $162.5 million. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of this acquisition. In April 2005, the LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States will purchase 75 percent of the plant's output.
  The non-nuclear wholesale assets business received a return of invested capital of $34 million in 2005 from the Top Deer wind power joint venture after Top Deer obtained debt financing.
  Entergy made an additional capital contribution of approximately $73 million to Entergy-Koch in 2004.
  Approximately $60 million of the cash collateral for a letter of credit that secured the installment obligations owed to NYPA for the acquisition of the FitzPatrick and Indian Point 3 nuclear power plants was released to Entergy in 2004.
  Entergy's net investment in temporary investments decreased by $188 million during the six months ended June 30, 2005 and decreased by $208 million during the six months ended June 30, 2004. See Note 9 to the consolidated financial statements for additional discussion regarding these investments.
  The U.S. Utility used $64 million in 2005 and $31 million in 2004 for other regulatory investments as a result of fuel cost under-recovery. See Note 1 to the consolidated financial statements in the Form 10-K for discussion of the accounting treatment of these fuel cost under-recoveries.

Financing Activities

Financing activities used $74 million of cash for the six months ended June 30, 2005 compared to using $392 million of cash for the six months ended June 30, 2004 primarily due to the following activity:

  Net issuances of long-term debt by the U.S. Utility segment provided $108 million during the six months ended June 30, 2005 compared to retirements of long-term debt net of issuances using $253 million during the six months ended June 30, 2004. See Note 4 to the consolidated financial statements for the details of long-term debt activity in 2005.
  Entergy Corporation repurchased $640 million of its common stock during the six months ended June 30, 2005 compared to $271 million during the six months ended June 30, 2004. See Part II, Item 2 herein and in the First Quarter 2005 Form 10-Q for details regarding Entergy Corporation's common stock repurchases in 2005.
  Entergy Corporation increased the net borrowings on its credit facility by $585 million during the six months ended June 30, 2005 compared to $255 million during the six months ended June 30, 2004. See Note 4 to the consolidated financial statements for a description of the Entergy Corporation credit facility.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation, federal regulation, market and credit risks, utility restructuring, and nuclear matters. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

See the Form 10-K for the chart summarizing material rate proceedings. Following are updates to that chart.

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana had reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Under the settlement, there was no change to Entergy Gulf States' retail rates at that time.

In June 2005, the Alliance for Affordable Energy and an individual plaintiff filed an appeal in the 19th Judicial District Court for the parish of East Baton Rouge, Louisiana. The plaintiffs allege that neither Entergy Gulf States nor the LPSC published notice that a formula rate plan was to be considered as part of the settlement and that the LPSC order should be set aside as null and void and without effect because the Louisiana Constitution requires that notice be published when a utility files a proposed rate schedule that would result in a change in rates. Management believes the plaintiffs' claim is without merit and expects to intervene in the proceeding to oppose the appeal.

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. Subject to the consideration of comments expected to be filed by the LPSC staff and intervenors in the third quarter 2005, rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle in October 2005.  Any disputed issues will be subject to further investigation by the LPSC, with any resolution of such issues being made effective October 2005.

Regarding Entergy Louisiana's January 2004 rate filing, in March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that includes an annual base rate increase of approximately $18.3 million that was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in June 2005 and expects to refund excess revenue collected during May 2005, including interest, in the third quarter of 2005.

The May 2005 rate settlement with the LPSC includes the adoption of a three-year formula rate plan for Entergy Louisiana, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory earnings range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Utility Restructuring." The rider requests $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States has reached an agreement with parties with respect to the date upon which cost recovery and cost reconciliation would begin.  The parties have agreed that Entergy Gulf States will implement the rider after approval by the PUCT which could be up to 185 days from the date of filing but will reconcile and recover incremental purchased capacity costs incurred beginning September 1, 2005. The September 1, 2005 agreed upon date for the beginning of the cost recovery and cost reconciliation as well as the requested amount and the processes for implementing the rider are subject to PUCT action and approval. If approved by the PUCT, the rider would be subject to semi-annual modifications and reconciliation in conjunction with Entergy Gulf States' fuel reconciliation proceedings. Also see "Utility Restructuring" below for discussion of the provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and for recovery of transition to competition costs.

In May 2005, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi regarding Entergy Mississippi's annual formula rate plan filing that provides for no change in rates based on a performance adjusted ROE mid-point of 10.50%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings show that a decrease of $0.2 million in electric revenues is warranted and an increase of $3.9 million in gas revenues is warranted. The filings triggered the prescribed period for review by the City Council's Advisors and other parties, and rate adjustments, if any, could be implemented as soon as September 2005.

In May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plan and generation performance-based rate plan for an additional three years. The filing requests a target equity component of the capital structure of 45%, an increase from the current target of 42%.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production costs to domestic utility companies whose production costs are above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005 forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if these gas prices occur as assumed, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

See the Form 10-K for discussion of the proceeding that the LPSC commenced before itself regarding the System Agreement. As noted above in "State and Local Rate Regulation," the settlement of various issues involving Entergy Gulf States and Entergy Louisiana that was approved by the LPSC has resolved the System Agreement proceeding before the LPSC, which has been dismissed without prejudice.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions and comments on the filing are due by August 5, 2005.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is currently scheduled for August 2005, however certain intervenors have recently requested that the hearing be delayed until mid-September 2005.

FERC's Supply Margin Assessment

See the Form 10-K for a discussion of the FERC's supply margin assessment and, in particular, the order issued by the FERC in December 2004 pursuant to Section 206 of the Federal Power Act (FPA).  On June 30, 2005, the FERC issued an order addressing Entergy's delivered price test (DPT) analysis.  The FERC found that material questions of fact exist that may affect the results of the DPT submitted by Entergy.  These issues include, for example, whether the entire Entergy control area is the appropriate relevant geographic market or whether there exist binding transmission constraints such that it is more appropriate to define more than one geographic market within the Entergy control area.  Accordingly, the FERC initiated an evidentiary hearing to address the impact of any transmission constraints on the appropriate scope of the relevant market; which information will be required prior to the FERC making a determination on whether Entergy has market power within its control area. On July 22, 2005, Entergy notified the FERC that it was withdrawing its request for market-based rate authority for sales within its control area. Instead, the domestic utility companies and their affiliates will transact at cost-based rates for wholesale sales within the Entergy control area. Entergy indicated that it will file the proposed cost-based rate schedules within 60 days. Additionally, Entergy reserves its right to request market-based rate authority for sales within its control area in the future. The FERC ALJ in the proceeding issued an order that cancelled a pre-hearing conference set for July 26, 2005, set a deadline of August 8, 2005 for objections to Entergy's notice of withdrawal, and stated that if no objections were filed by August 8, 2005 Entergy's withdrawal notice will have disposed of all pending issues in the proceeding. The relinquishment of market-based rates for sales within the Entergy control area is not expected to have a material effect on the financial results of Entergy.

Additionally, on May 5, 2005, the FERC issued an order addressing the remaining prongs in the market-based rate proceeding: transmission market power, barriers to entry/reciprocal dealing, and affiliate abuse.  The FERC granted rehearing in part and instituted a proceeding under Section 206 of the FPA to investigate whether Entergy satisfies the FERC's transmission market power and affiliate abuse/reciprocal dealing standards for the granting of market-based rate authority, and established a refund effective date pursuant to the provisions of Section 206, for purposes of the additional issues set for hearing.  However, the FERC decided to hold that investigation in abeyance pending the outcomes of the ICT proceeding and the affiliate purchased power agreements proceeding.  The FERC declined to require a hearing on the remaining prong regarding barriers to entry.  On June 6, 2005, Entergy sought rehearing of the May 5 Order and that request for rehearing is pending.

Interconnection Orders

See the Form 10-K for a discussion of the ALJ Initial Decision and FERC order directing Entergy Louisiana to refund, in the form of transmission credits, approximately $15 million in expenses and tax obligations previously paid by a generator. Entergy's request for rehearing was denied by the FERC.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

Utility Restructuring

Previous developments and information related to electric industry restructuring are presented in Note 2 to the consolidated financial statements in the Form 10-K. The following are updates to the Form 10-K.

Retail-Texas

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "State and Local Regulation," in July 2005 Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges.

Retail-Louisiana

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

Federal Legislation

In late July 2005 the U.S. Congress passed broad new energy legislation, the Energy Policy Act of 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The President is expected to sign the Energy Policy Act in August 2005. The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed.

Market and Credit Risks

Commodity Price Risk

As discussed in the Form 10-K, some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants and the wholesale supply agreements entered into by Entergy's Competitive Retail business contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary may be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where the Non-Utility Nuclear and Competitive Retail businesses sell power. The primary form of the collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2005, based on power prices at that time, Entergy had in place as collateral $922.7 million of Entergy Corporation guarantees, $81.0 million of which support letters of credit. In the event of a decrease in Entergy Corporation's credit rating to specified levels below investment grade, Entergy may be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in 1998, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid the full amount of the settlement to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $18.4 million to Entergy Louisiana.  Management is still analyzing the accounting treatment of the receipts, but expects that some portion of the receipts could result in income for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets, pension and other postretirement benefits, and other contingencies. The following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In the first quarter of 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of when the decommissioning of a plant will begin. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost.

In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that reflected an expected life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$2,124,134	$1,952,049	$3,868,516	$3,653,377
Natural gas	43,660	38,146	130,610	121,962
Competitive businesses	541,725	494,902	1,033,806	961,307
TOTAL	2,709,519	2,485,097	5,032,932	4,736,646

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	474,203	488,368	1,054,284	1,038,495
Purchased power	739,786	555,439	1,239,565	1,004,959
Nuclear refueling outage expenses	39,150	39,099	78,960	80,706
Other operation and maintenance	599,575	567,746	1,134,239	1,068,997
Decommissioning	36,525	37,098	73,524	75,446
Taxes other than income taxes	107,465	103,283	210,454	200,585
Depreciation and amortization	213,902	215,640	438,079	426,289
Other regulatory credits - net	(30,697)	(15,888)	(47,462)	(31,977)
TOTAL	2,179,909	1,990,785	4,181,643	3,863,500

OPERATING INCOME	529,610	494,312	851,289	873,146

OTHER INCOME
Allowance for equity funds used during construction	11,164	8,016	24,049	15,479
Interest and dividend income	34,756	25,823	65,646	54,074
Equity in earnings (loss) of unconsolidated equity affiliates	2,158	20,288	(35)	40,107
Miscellaneous - net	(11,333)	13,571	14,469	18,740
TOTAL	36,745	67,698	104,129	128,400

INTEREST AND OTHER CHARGES
Interest on long-term debt	109,299	116,211	220,052	235,672
Other interest - net	14,058	13,563	26,222	19,778
Allowance for borrowed funds used during construction	(6,181)	(4,970)	(13,690)	(10,124)
TOTAL	117,176	124,804	232,584	245,326

INCOME BEFORE INCOME TAXES	449,179	437,206	722,834	756,220

Income taxes	156,390	166,195	251,425	272,192

CONSOLIDATED NET INCOME	292,789	271,011	471,409	484,028

Preferred dividend requirements and other	6,639	5,829	13,263	11,685

EARNINGS APPLICABLE TO
COMMON STOCK	$286,150	$265,182	$458,146	$472,343

Earnings per average common share:
Basic	$1.36	$1.16	$2.15	$2.06
Diluted	$1.33	$1.14	$2.11	$2.02
Dividends declared per common share	$0.54	$0.45	$1.08	$0.90

Average number of common shares outstanding:
Basic	211,134,467	228,714,654	212,622,976	229,489,646
Diluted	215,568,534	232,775,049	217,091,580	234,007,635

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$471,409	$484,028
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(73,803)	2,407
Other regulatory credits - net	(47,462)	(31,977)
Depreciation, amortization, and decommissioning	511,603	501,735
Deferred income taxes and investment tax credits	95,985	138,574
Equity in earnings (loss) of unconsolidated equity affiliates - net of dividends	35	(13,824)
Changes in working capital:
Receivables	(129,074)	(184,375)
Fuel inventory	13,246	(22,592)
Accounts payable	(25,284)	33,120
Taxes accrued	74,540	111,393
Interest accrued	(18,118)	(18,811)
Deferred fuel	(97,100)	1,911
Other working capital accounts	(54,588)	23,352
Provision for estimated losses and reserves	10,272	(2,239)
Changes in other regulatory assets	25,234	4,217
Other	10,176	(97,849)
Net cash flow provided by operating activities	767,071	929,070

INVESTING ACTIVITIES
Construction/capital expenditures	(639,651)	(595,618)
Allowance for equity funds used during construction	24,049	15,479
Nuclear fuel purchases	(184,445)	(100,229)
Proceeds from sale/leaseback of nuclear fuel	125,680	61,694
Proceeds from sale of assets and businesses	-	21,978
Payment for purchase of plant	(162,075)	-
Investment in non-utility properties	-	(8,442)
Decrease (increase) in other investments	63,193	(11,071)
Purchases of other temporary investments	(1,591,025)	(376,100)
Liquidation of other temporary investments	1,778,975	583,600
Decommissioning trust contributions and realized change in trust assets	(48,527)	(44,588)
Other regulatory investments	(63,800)	(30,696)
Net cash flow used in investing activities	(697,626)	(483,993)

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	637,215	272,977
Preferred stock	30,000	-
Common stock and treasury stock	89,868	107,840
Retirement of long-term debt	(531,919)	(539,779)
Repurchase of common stock	(639,820)	(271,237)
Redemption of preferred stock	(2,250)	(2,250)
Changes in credit line borrowings - net	584,850	255,000
Dividends paid:
Common stock	(229,353)	(202,349)
Preferred stock	(13,261)	(11,913)
Net cash flow used in financing activities	(74,670)	(391,711)

Effect of exchange rates on cash and cash equivalents	129	(2,401)

Net increase (decrease) in cash and cash equivalents	(5,096)	50,965

Cash and cash equivalents at beginning of period	619,786	507,433

Cash and cash equivalents at end of period	$614,690	$558,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$250,302	$259,674
Income taxes	$83,688	$25,729

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$104,992	$79,136
Temporary cash investments - at cost,
which approximates market	509,698	540,650
Total cash and cash equivalents	614,690	619,786
Other temporary investments	-	187,950
Notes receivable	2,051	3,092
Accounts receivable:
Customer	415,382	435,191
Allowance for doubtful accounts	(21,979)	(23,758)
Other	368,400	342,289
Accrued unbilled revenues	597,361	460,039
Total receivables	1,359,164	1,213,761
Deferred fuel costs	223,980	85,911
Accumulated deferred income taxes	8,303	76,899
Fuel inventory - at average cost	114,005	127,251
Materials and supplies - at average cost	579,375	569,407
Deferred nuclear refueling outage costs	159,484	107,782
Prepayments and other	117,862	116,279
TOTAL	3,178,914	3,108,118

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	168,040	231,779
Decommissioning trust funds	2,543,275	2,453,406
Non-utility property - at cost (less accumulated depreciation)	224,545	219,717
Other	76,158	90,992
TOTAL	3,012,018	2,995,894

PROPERTY, PLANT AND EQUIPMENT
Electric	29,710,868	29,053,340
Property under capital lease	732,583	738,554
Natural gas	276,874	262,787
Construction work in progress	1,082,681	1,197,551
Nuclear fuel under capital lease	268,193	262,469
Nuclear fuel	339,446	320,813
TOTAL PROPERTY, PLANT AND EQUIPMENT	32,410,645	31,835,514
Less - accumulated depreciation and amortization	13,431,269	13,139,883
PROPERTY, PLANT AND EQUIPMENT - NET	18,979,376	18,695,631

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	737,906	746,413
Other regulatory assets	1,381,259	1,429,261
Long-term receivables	29,884	39,417
Goodwill	377,172	377,172
Other	884,622	918,871
TOTAL	3,410,843	3,511,134

TOTAL ASSETS	$28,581,151	$28,310,777

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$375,286	$492,564
Notes payable	43	193
Accounts payable	871,244	896,528
Customer deposits	234,223	222,320
Taxes accrued	237,239	224,011
Nuclear refueling outage costs	6,021	-
Interest accrued	126,360	144,478
Obligations under capital leases	135,262	133,847
Other	260,706	218,442
TOTAL	2,246,384	2,332,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,097,025	5,067,381
Accumulated deferred investment tax credits	389,468	399,228
Obligations under capital leases	170,322	146,060
Other regulatory liabilities	378,485	329,767
Decommissioning and retirement cost liabilities	1,959,346	2,066,277
Transition to competition	79,101	79,101
Regulatory reserves	20,174	103,061
Accumulated provisions	560,478	549,914
Long-term debt	7,843,705	7,016,831
Preferred stock with sinking fund	15,150	17,400
Other	1,475,720	1,541,331
TOTAL	17,988,974	17,316,351

Commitments and Contingencies

Preferred stock without sinking fund	395,683	365,356

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2005 and in 2004	2,482	2,482
Paid-in capital	4,845,037	4,835,375
Retained earnings	5,212,985	4,984,302
Accumulated other comprehensive loss	(147,007)	(93,453)
Less - treasury stock, at cost (38,226,127 shares in 2005 and
31,345,028 shares in 2004)	1,963,387	1,432,019
TOTAL	7,950,110	8,296,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,581,151	$28,310,777

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$5,040,655		$4,605,907
Add - Earnings applicable to common stock	286,150	$286,150	265,182	$265,182
Deduct:
Dividends declared on common stock	113,820		102,458
Capital stock and other expenses	-		295
Total	113,820		102,753
Retained Earnings - End of period	$5,212,985		$4,768,336

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($161,446)		($41,997)
Other accumulated comprehensive income items	44,649		48,490
Total	(116,797)		6,493

Net derivative instrument fair value changes
arising during the period	(46,621)	(46,621)	(77,544)	(77,544)

Foreign currency translation adjustments	(85)	(85)	693	693

Net unrealized investment gains (losses)	16,496	16,496	(24,843)	(24,843)

Balance at end of period:
Accumulated derivative instrument fair value changes	($208,067)		($119,541)
Other accumulated comprehensive income items	61,060		24,340
Total	($147,007)		($95,201)
Comprehensive Income		$255,940		$163,488

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,826,797		$4,792,171
Add: Common stock issuances related to stock plans	18,240		26,873
Paid-in Capital - End of period	$4,845,037		$4,819,044

	Six Months Ended
	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$4,984,302		$4,502,508
Add - Earnings applicable to common stock	458,146	$458,146	472,343	$472,343
Deduct:
Dividends declared on common stock	229,448		206,220
Capital stock and other expenses	15		295
Total	229,463		206,515
Retained Earnings - End of period	$5,212,985		$4,768,336

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($141,411)		($25,811)
Other accumulated comprehensive income items	47,958		18,016
Total	(93,453)		(7,795)

Net derivative instrument fair value changes
arising during the period	(66,655)	(66,655)	(93,730)	(93,730)

Foreign currency translation adjustments	(129)	(129)	2,401	2,401

Minimum pension liability adjustment	(2,054)	(2,054)	-	-

Net unrealized investment gains	15,284	15,284	3,923	3,923

Balance at end of period:
Accumulated derivative instrument fair value changes	($208,066)		($119,541)
Other accumulated comprehensive income items	61,059		24,340
Total	($147,007)		($95,201)
Comprehensive Income		$404,592		$384,937

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,835,375		$4,767,615
Add: Common stock issuances related to stock plans	9,662		51,429
Paid-in Capital - End of period	$4,845,037		$4,819,044

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
U.S. Utility Electric Operating Revenues:
Residential	$607	$603	$4	1
Commercial	480	479	1	-
Industrial	560	558	2	-
Governmental	48	48	-	-
Total retail	1,695	1,688	7	-
Sales for resale	105	104	1	1
Other	324	160	164	103
Total	$2,124	$1,952	$172	9

U.S. Utility Billed Electric Energy
Sales (GWh):
Residential	7,005	6,911	94	1
Commercial	6,287	6,220	67	1
Industrial	9,810	9,922	(112)	(1)
Governmental	620	609	11	2
Total retail	23,722	23,662	60	-
Sales for resale	1,938	2,367	(429)	(18)
Total	25,660	26,029	(369)	(1)

	Six Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
U.S. Utility Electric Operating Revenues:
Residential	$1,229	$1,212	$17	1
Commercial	942	914	28	3
Industrial	1,116	1,072	44	4
Governmental	93	92	1	1
Total retail	3,380	3,290	90	3
Sales for resale	200	203	(3)	(1)
Other	288	160	128	80
Total	$3,868	$3,653	$215	6

U.S. Utility Billed Electric Energy
Sales (GWh):
Residential	14,575	14,637	(62)	-
Commercial	12,277	12,107	170	1
Industrial	19,406	19,412	(6)	-
Governmental	1,229	1,209	20	2
Total retail	47,487	47,365	122	-
Sales for resale	3,670	4,785	(1,115)	(23)
Total	51,157	52,150	(993)	(2)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear liability and property and replacement power insurance associated with Entergy's nuclear power plants.

Nuclear Decommissioning and Other Retirement Costs

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning costs. In the first quarter of 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of when the decommissioning of a plant will begin. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated asset retirement cost.

In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that reflected an expected life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

Income Taxes

See Note 8 to the consolidated financial statements in the Form 10-K for information regarding certain material income tax audit matters involving Entergy. Following is an update to that disclosure.

Mark to Market of Certain Power Contracts

As discussed in the Form 10-K, in 2001, Entergy Louisiana changed its method of accounting for income tax purposes related to its wholesale electric power contracts. The most significant of these is the contract to purchase power from the Vidalia hydroelectric project. On audit of Entergy Louisiana's 2001 tax return, the IRS made an adjustment reducing the amount of the deduction associated with this method change. The adjustment had no material impact on Entergy Louisiana's earnings and required no additional cash payment of 2001 income tax. The Vidalia contract method change has resulted in cumulative cash flow benefits of approximately $790 million through June 30, 2005. This benefit is expected to reverse in the years 2005 through 2031. The tax accounting election has had no effect on book income tax expense. The timing of the reversal of this benefit depends on several variables, including the price of power.

CashPoint Bankruptcy

See Note 8 to the consolidated financial statements in the Form 10-K for information regarding the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

Harrison County Plant Fire

On May 13, 2005, an explosion and fire damaged the non-nuclear wholesale assets business's Harrison County power plant.  A catastrophic failure and subsequent natural gas escape from a nearby 36-inch interstate pipeline owned and operated by a third party is believed to have caused the damage.  Current estimates are that the cost to clean-up the site and reconstruct the damaged portions of the plant could be at least $50 million and take until second quarter 2006 to be completed.  The plant's property insurer has acknowledged coverage, subject to a $200 thousand deductible. Entergy does not expect the damage caused to the Harrison County plant to have a material effect on its financial position or results of operations.

Employment Litigation

Entergy Corporation and certain subsidiaries are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

NOTE 2. RATE AND REGULATORY MATTERS

Retail Rate Proceedings

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding retail rate proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Filings with the LPSC

Global Settlement (Entergy Gulf States and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Under the settlement, there was no change to Entergy Gulf States' retail rates at that time.

Retail Rates - Electric

(Entergy Louisiana)

See Note 2 to consolidated financial statements in the Form 10-K for discussion of Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that included an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in June 2005 and expects to refund excess revenue collected during May 2005, including interest, in the third quarter of 2005.

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory earnings range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

(Entergy Gulf States)

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. Subject to the consideration of comments expected to be filed by the LPSC staff and intervenors in the third quarter 2005, rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle in October 2005.  Any disputed issues will be subject to further investigation by the LPSC, with any resolution of such issues being made effective October 2005.

Retail Rates - Gas (Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

Filings with the PUCT (Entergy Gulf States)

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Electric Industry Restructuring and the Continued Application of SFAS 71." The rider requests $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States has reached an agreement with parties with respect to the date upon which cost recovery and cost reconciliation would begin.  The parties have agreed that Entergy Gulf States will implement the rider after approval by the PUCT which could be up to 185 days from the date of filing but will reconcile and recover incremental purchased capacity costs incurred beginning September 1, 2005. The September 1, 2005 agreed upon date for the beginning of the cost recovery and cost reconciliation as well as the requested amount and the processes for implementing the rider are subject to PUCT action and approval. If approved by the PUCT, the rider would be subject to semi-annual modifications and reconciliation in conjunction with Entergy Gulf States' fuel reconciliation proceedings. Also see "Electric Industry Restructuring and the Continued Application of SFAS 71" below for discussion of the provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and for recovery of transition to competition costs.

Filings with the City Council (Entergy New Orleans)

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings show that a decrease of $0.2 million in electric revenues is warranted and an increase of $3.9 million in gas revenues is warranted. The filings triggered the prescribed period for review by the City Council's Advisors and other parties, and rate adjustments, if any, could be implemented as soon as September 2005.

In May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plan and generation performance-based rate plan for an additional three years. The filing requests a target equity component of the capital structure of 45%, an increase from the current target of 42%.

Deferred Fuel Costs

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

In March 2005, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2005 through March 2006. The filed energy cost rate, which accounts for 15 percent of a typical residential customer's bill using 1,000 kWh per month, increased 31 percent primarily attributable to a true-up adjustment for an under-recovery balance of $11.2 million and a nuclear refueling adjustment resulting from outages scheduled in 2005 at ANO 1 and 2.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. This amount includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to reconcile and roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in a January 2001 proceeding that is now on appeal. On January 31, 2005, the ALJ issued a Proposal for Decision that recommended disallowing $10.7 million (excluding interest) related to these two issues. In April 2005, the PUCT issued an order reversing in part the ALJ's Proposal for Decision and allowing Entergy Gulf States to recover a part of its request related to the imputed capacity and River Bend payment issues. The PUCT's order reduced the disallowance in the case to $8.3 million. Both Entergy Gulf States and certain cities served by Entergy Gulf States filed motions for rehearing on these issues which were denied by the PUCT. Entergy Gulf States and certain Cities filed appeals to the Travis County District Court. The appeals are pending. Any disallowance will be netted against Entergy Gulf States' under-recovered costs and will be included in its deferred fuel costs balance.

In January 2001, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States was reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. In August 2002, the PUCT reduced Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at that time. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States is challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The case was argued before the Travis County Texas District Court in August 2003 and the Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals. Oral argument before the appellate court occurred in September 2004 and in May 2005, the appellate court affirmed the lower court's decision affirming the PUCT's disallowance. Entergy Gulf States has filed a motion for rehearing with the appellate court in this case.

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The settlement approved by the LPSC in March 2005, discussed above, resolves the uprate imprudence disallowance and is no longer at issue in this proceeding. Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues. Also, in July 2005, the LPSC expanded the audit to include the years 2002 through 2004. A procedural schedule has been established and LPSC staff and intervenor testimony is due in November 2005.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 31, 2002. Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established, and the LPSC staff has not yet issued its audit report. In June 2005, the LPSC expanded the audit to include the years through 2004.

In January 2005, the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi's fuel over-recoveries for the third quarter of 2004 of $21.3 million will be deferred from the first quarter 2005 energy cost recovery rider adjustment calculation. The deferred amount of $21.3 million plus carrying charges is being refunded through the energy cost recovery rider in the second and third quarters of 2005 at a rate of 45% and 55%, respectively.

As discussed in Note 2 to the consolidated financial statements in the Form 10-K, the City Council passed resolutions implementing a package of measures developed by Entergy New Orleans and the Council Advisors to protect customers from potential gas price spikes during the 2004 - 2005 winter heating season including the deferral of collection of up to $6.2 million of gas costs associated with a cap on the purchased gas adjustment in November and December 2004 and in the event that the average residential customer's gas bill were to exceed a threshold level. The deferrals of $1.7 million resulting from these caps will receive accelerated recovery over a seven-month period that began in April 2005.

In November 2004, the City Council directed Entergy New Orleans to confer with the City Council Advisors regarding possible modification of the current gas cost collection mechanism in order to address concerns regarding its fluctuations particularly during the winter heating season. In June 2005, Entergy New Orleans filed a new purchased gas adjustment tariff with the City Council. If approved by the City Council, the tariff would be effective in the fourth quarter of 2005.

Fuel Adjustment Clause Litigation

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers with the City Council alleging that Entergy New Orleans and certain affiliates engaged in fuel procurement and power purchasing practices and included certain costs in its fuel adjustment charges that could have resulted in its customers being overcharged by more than $100 million over a period of years. In May 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the consolidated financial statements in the Form 10-K. The following are updates to the Form 10-K.

Louisiana

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request.

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "Filings with the PUCT," in July 2005 Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:
	For the Three Months Ended June 30,
	2005		2004
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$286.2		$265.2

Average number of common shares outstanding - basic	211.1	$1.36	228.7	$1.16
Average dilutive effect of:
Stock Options	4.2	(0.027)	3.6	(0.018)
Equity Awards	-	-	0.3	(0.002)
Deferred Units	0.2	(0.001)	0.2	(0.001)
Average number of common shares outstanding - diluted	215.5	$1.33	232.8	$1.14

	For the Six Months Ended June 30,
	2005		2004
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$458.1		$472.3

Average number of common shares outstanding - basic	212.6	$2.15	229.5	$2.06
Average dilutive effect of:
Stock Options	4.3	(0.042)	4.0	(0.035)
Equity Awards	-	-	0.3	(0.003)
Deferred Units	0.2	(0.002)	0.2	(0.002)
Average number of common shares outstanding - diluted	217.1	$2.11	234.0	$2.02

Entergy's stock option and other equity compensation plans are discussed in Note 7 to the consolidated financial statements in the Form 10-K.

Treasury Stock

For the six months ended June 30, 2005, Entergy Corporation issued 2,266,901 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards and repurchased 9,148,000 shares of common stock for a total purchase price of $639.8 million.

Retained Earnings

On July 29, 2005, Entergy Corporation's Board of Directors declared a common stock dividend of $0.54 per share, payable on September 1, 2005, to holders of record as of August 12, 2005.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

In May 2005, Entergy Corporation terminated its two, separate, revolving credit facilities, a $500 million five-year credit facility and a $965 million three-year credit facility. At that time Entergy Corporation entered into a $2 billion, five-year credit facility, which expires in May 2010. As of June 30, 2005, $635 million in borrowings were outstanding on this facility. Entergy also has the ability to issue letters of credit against the borrowing capacity of the credit facility, and letters of credit totaling $83.5 million had been issued against this facility at June 30, 2005. The total unused capacity for this facility as of June 30, 2005 was approximately $1.3 billion. The commitment fee for this facility is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

The short-term borrowings of Entergy's subsidiaries are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2007. In addition to borrowing from commercial banks, Entergy's subsidiaries are authorized to borrow from Entergy's money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As of June 30, 2005, Entergy's subsidiaries' aggregate authorized limit was $1.6 billion and the outstanding borrowings from the money pool were $365.6 million.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have 364-day credit facilities available as follows:
Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2005

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Louisiana	April 2006	$85 million (a)	-
Entergy Louisiana	May 2006	$15 million (b)	-
Entergy Mississippi	May 2006	$25 million	-
Entergy New Orleans	May 2006	$15 million (b)	-

(a)	The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million.
(b)	The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million.

The 364-day credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas and Entergy Louisiana credit facilities each require the respective company to maintain total shareholders' equity of at least 25% of its total assets. In July 2005, Entergy New Orleans granted the lender a security interest in its customer accounts receivables to secure its borrowings under its facility. Under the terms of the security agreement, Entergy New Orleans has the option to withdraw the security interest at any time.

The following long-term debt has been issued by Entergy in 2005:

	Issue Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
5.66% Series due February 2025 - Entergy Arkansas	January 2005	$175,000
6.18% Series due March 2035 - Entergy Gulf States	February 2005	$85,000
5.70% Series due June 2015 - Entergy Gulf States	May 2005	$200,000
4.50% Series due June 2010 - Entergy Arkansas	May 2005	$100,000
4.67% Series due June 2010 - Entergy Louisiana	May 2005	$55,000
4.98% Series due July 2010 - Entergy New Orleans	June 2005	$30,000
Issuance after balance sheet date:
5.12% Series due August 2010 - Entergy Gulf States	July 2005	$100,000

Other Long-Term Debt:
5.00% Series due January 2021, Independence County - Arkansas (Entergy Arkansas)	March 2005	$45,000
Bank term loan due June 2010, avg rate 4.26% (Entergy Corporation)	June 2005	$60,000

The following long-term debt was retired by Entergy thus far in 2005:
	Retirement Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
7.00% Series due October 2023 - Entergy Arkansas	February 2005	$175,000
Retirements after balance sheet date:
6.125% Series due July 2005 - Entergy Arkansas	July 2005	$100,000
8.125% Series due July 2005 - Entergy New Orleans	July 2005	$30,000
6.77% Series due August 2005 - Entergy Gulf States	August 2005	$98,000

Other Long-term Debt:
Grand Gulf Lease Obligation payment (System Energy)	N/A	$28,790
8.75% Junior Subordinated Deferrable Interest Debentures due 2046 - Entergy Gulf States	March 2005	$87,629
6.25% Series due January 2021, Independence County - Arkansas (Entergy Arkansas)	April 2005	$45,000
9.0% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$45,000
7.5% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$41,600
7.7% Series due December 2014, West Feliciana Parish - Louisiana (Entergy Gulf States)	June 2005	$94,000
Bank term loan due June 2005, avg rate 2.98% (Entergy Corporation)	June 2005	$60,000

In June 2005, Entergy Louisiana purchased its $55 million of 4.9% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

NOTE 5. PREFERRED STOCK

In June 2005, Entergy Mississippi issued 1,200,000 shares of $25 par value 6.25% Series Preferred Stock, all of which are outstanding as of June 30, 2005. The dividends are cumulative and will be payable quarterly beginning November 1, 2005. The preferred stock is redeemable on or after July 1, 2010, at Entergy Mississippi's option, at the call price of $25 per share. The proceeds from this issuance were used in the third quarter of 2005 to redeem all $20 million of Entergy Mississippi's $100 par value 8.36% Series Preferred Stock and all $10 million of Entergy Mississippi's $100 par value 7.44% Series Preferred Stock.

NOTE 6. STOCK-BASED COMPENSATION PLANS

Entergy grants stock options, which are described more fully in Note 7 to the consolidated financial statements in the Form 10-K. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. There is no pro forma effect for the second quarter 2005 and the six months ended June 30, 2005 because all non-vested awards are accounted for at fair value. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for the second quarter 2005 and six months ended June 30, 2005 is $2.0 million and $3.8 million, respectively. The following table illustrates the effect on net income and earnings per share for 2004 if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Earnings applicable to common stock	$265,182	$472,343
Add: Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects	1,389	2,362
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	4,271	8,126

Pro forma earnings applicable to common stock	$262,300	$466,579

Earnings per average common share:
Basic	$1.16	$2.06
Basic - pro forma	$1.15	$2.03

Diluted	$1.14	$2.02
Diluted - pro forma	$1.13	$1.99

NOTE 7. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's pension cost, including amounts capitalized, for the second quarters of 2005 and 2004, included the following components:

	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$21,447	$18,527
Interest cost on projected benefit obligation	38,632	35,979
Expected return on assets	(39,513)	(38,580)
Amortization of transition asset	(165)	(190)
Amortization of prior service cost	1,362	1,413
Amortization of loss	7,457	4,407
Net pension costs	$29,220	$21,556

Entergy's pension cost, including amounts capitalized, for the six months ended June 30, 2005 and 2004, included the following components:
	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$42,894	$37,262
Interest cost on projected benefit obligation	77,264	71,994
Expected return on assets	(79,026)	(77,304)
Amortization of transition asset	(330)	(382)
Amortization of prior service cost	2,724	2,826
Amortization of loss	14,914	8,808
Net pension costs	$58,440	$43,204

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the second quarters of 2005 and 2004, included the following components:

	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$9,400	$8,145
Interest cost on APBO	14,290	13,436
Expected return on assets	(4,942)	(4,625)
Amortization of transition obligation	175	205
Amortization of prior service cost	(1,979)	(609)
Amortization of loss	7,083	5,474
Net other postretirement benefit cost	$24,027	$22,026

Entergy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2005 and 2004, included the following components:

	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$18,800	$17,853
Interest cost on APBO	28,580	27,733
Expected return on assets	(9,884)	(9,327)
Amortization of transition obligation	350	1,447
Amortization of prior service cost	(3,958)	(1,498)
Amortization of loss	14,166	11,427
Net other postretirement benefit cost	$48,054	$47,635

Employer Contributions

Entergy previously disclosed in the Form 10-K that it expected to contribute $185.9 million to its pension plans in 2005. Entergy has elected to make additional contributions of $67.4 million to the plan for a total of $253.3 million in 2005. As of June 30, 2005, Entergy contributed $117.7 million to its pension plans. The July 2005 contribution was $28.5 million. Therefore, Entergy presently anticipates contributing an additional $107.1 million to fund its pension plans in 2005.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2004 Accumulated Postretirement Benefit Obligation by $161 million, and reduced the second quarter 2005 and 2004 other postretirement benefit cost by $6.8 million and $4.5 million, respectively. It reduced the six months ended June 30, 2005 and June 30, 2004 other postretirement benefit cost by $13.6 million and $7 million, respectively. Refer to Note 10 to the consolidated financial statements in the Form 10-K for further discussion.

NOTE 8. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of June 30, 2005 are U.S. Utility and Non-Utility Nuclear. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Energy Commodity Services segment, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. The Energy Commodity Services segment was presented as a reportable segment prior to 2005, but it did not meet the quantitative thresholds for a reportable segment in 2004 and, with the sale of Entergy-Koch's businesses in 2004, management does not expect the Energy Commodity Services segment to meet the quantitative thresholds in the foreseeable future. The 2004 information in the table below has been restated to include the Energy Commodity Services segment in the All Other column.

Entergy's segment financial information for the second quarters of 2005 and 2004 is as follows:

	U. S. Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2005
Operating Revenues	$2,168,122	$347,706	$212,624	($18,933)	$2,709,519
Equity in earnings of
unconsolidated equity affiliates	-	-	2,158	-	2,158
Income Taxes (Benefit)	138,136	34,978	(16,724)	-	156,390
Net Income	217,501	58,277	16,984	27	292,789

2004
Operating Revenues	$1,990,644	$338,745	$173,114	($17,406)	$2,485,097
Equity in earnings of
unconsolidated equity affiliates	-	-	20,288	-	20,288
Income Taxes	123,852	40,638	1,705	-	166,195
Net Income	200,793	62,994	7,224	-	271,011

Entergy's segment financial information for the six months ended June 30, 2005 and 2004 is as follows:

	U. S. Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2005
Operating Revenues	$3,999,922	$691,281	$377,722	($35,993)	$5,032,932
Equity in earnings (loss) of
unconsolidated equity affiliates	-	-	(35)	-	(35)
Income Taxes (Benefit)	187,185	86,146	(21,906)	-	251,425
Net Income	313,769	136,242	21,444	(46)	471,409
Total Assets	23,099,834	4,733,230	3,260,502	(2,512,415)	28,581,151

2004
Operating Revenues	$3,776,162	$683,593	$309,667	($32,776)	$4,736,646
Equity in earnings of
unconsolidated equity affiliates	-	-	40,107	-	40,107
Income Taxes (Benefit)	196,530	84,333	(8,671)	-	272,192
Net Income	322,306	131,828	29,894	-	484,028
Total Assets	22,578,669	4,402,482	3,370,325	(1,481,908)	28,869,568

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

NOTE 9. OTHER TEMPORARY INVESTMENTS

The consolidated balance sheet as of December 31, 2004 reflects a reclassification from cash and cash equivalents to other temporary investments of $188 million of instruments used in Entergy's cash management program. A corresponding change was made to the consolidated statement of cash flows for the six months ended June 30, 2004 resulting in reductions of $27 million and $185 million in the amounts presented as cash and cash equivalents as of June 30, 2004 and December 31, 2003. This reclassification is to present certain highly-liquid auction rate securities as short-term investments rather than as cash equivalents due to the stated tenor of the maturities of these investments. Entergy actively invests its available cash balance in financial instruments, which prior to June 2005 included auction rate securities that have stated maturities of 20 years or more. The auction rate securities provided a high degree of liquidity through features such as 7 and 28 day auctions that allow for the redemption of the securities at their face amount plus earned interest. Because Entergy intended to sell these instruments within one year or less, typically within 28 days of the balance sheet date, they are classified as current assets. As of June 30, 2005, Entergy no longer holds any of these auction rate securities.

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

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2005 Compared to Second Quarter 2004

Net income increased $5.0 million primarily due to higher net revenue and other income, partially offset by higher other operation and maintenance expenses and a higher effective income tax rate.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net income increased $17.7 million primarily due to higher net revenue and other income, partially offset by higher other operation and maintenance expenses.

Net Revenue

Second Quarter 2005 Compared to Second Quarter 2004

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter of 2005 to the second quarter of 2004.
Amount
(In Millions)

2004 net revenue	$248.2
Volume/weather	8.9
Net wholesale revenue	4.8
Late payment charges	1.8
Other	2.5
2005 net revenue	$266.2

The volume/weather variance is primarily due to increased usage during the unbilled sales period and a total increase of 74 GWh in weather-adjusted usage, primarily in the residential and commercial sectors. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The net wholesale revenue variance is primarily due to higher wholesale market prices and improved results related to co-owner contracts.

The late payment charges variance is primarily due to late payment charges which Entergy Arkansas began collecting from customers in July 2004.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $15.7 million in fuel cost recovery revenues due to an increase in the energy cost recovery rider effective April 2005. The increases in volume/weather, wholesale revenue, and late payment charges, as discussed above, also contributed to the increase.

Fuel and purchased power expenses increased primarily due to an increase in the market price of purchased power and increased deferred fuel expense resulting primarily from higher fuel revenue as a result of an increase in the energy cost recovery rider effective April 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.
Amount
(In Millions)

2004 net revenue	$455.0
Deferred fuel cost revisions	15.5
Net wholesale revenue	11.0
Volume/weather	7.9
Late payment charges	3.6
Other	(3.1)
2005 net revenue	$489.9

The deferred fuel cost revisions variance is primarily due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue in the first quarter of 2004 by $11.5 million. The remainder of the variance is due to the 2004 energy cost recovery true-up, made in the first quarter of 2005, which increased net revenue by $4.0 million.

The net wholesale revenue variance is primarily due to higher wholesale market prices and improved results related to co-owner contracts.

The volume/weather variance is primarily due to a total increase of 195 GWh in weather-adjusted usage, primarily in the residential and commercial sectors, and increased usage during the unbilled sales period, partially offset by milder weather in 2005. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The late payment charges variance is primarily due to late payment charges which Entergy Arkansas began collecting from customers in July 2004.

Gross operating revenues

Gross operating revenues increased primarily due to an increase of $23 million in fuel cost recovery revenues due to an increase in the energy cost recovery rider effective April 2005. The increases in volume/weather, wholesale revenue, and late payment charges, as discussed above, also contributed to the increase.

Other Income Statement Variances

Second Quarter 2005 Compared to Second Quarter 2004

Other operation and maintenance expenses increased primarily due to higher payroll and benefits costs.

Other income increased primarily due to:

  an increase of $1.2 million in interest earned on temporary cash investments and money pool investments;
  an increase of $1 million in the allowance for equity funds used during construction related to increased construction expenditures for projects including the steam generator and reactor vessel head replacement at ANO 1; and
  an increase of $0.5 million in interest earned on decommissioning trust funds.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Other operation and maintenance expenses increased primarily due to higher payroll and benefits costs.

Other income increased primarily due to:

  an increase of $2.8 million in the allowance for equity funds used during construction related to increased construction expenditures for projects including the steam generator and reactor vessel head replacement at ANO 1;
  an increase of $2.5 million in interest earned on temporary cash investments and money pool investments;
  interest of $0.6 million earned on bond proceeds; and
  an increase of $0.5 million in interest earned on decommissioning trust funds.

Income Taxes

The effective income tax rates for the second quarters of 2005 and 2004 were 37.0% and 34.4%, respectively. The difference in the effective income tax rate for the second quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for funds used during construction. The difference in the effective income tax rate for the second quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to the amortization of investment tax credits and book and tax differences related to the allowance for funds used during construction, partially offset by state income taxes and book and tax differences related to utility plant items.

The effective income tax rates for the six months ended June 30, 2005 and 2004 were 36.3% and 36.4%, respectively. The difference in the effective income tax rate for the six months ended June 30, 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by a downward revision in the estimate of federal income tax expense related to tax depreciation, the amortization of investment tax credits, and book and tax differences related to the allowance for funds used during construction. The difference in the effective income tax rate for the six months ended June 30, 2004 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$89,744	$8,834

Cash flow provided by (used in):
Operating activities	101,516	78,212
Investing activities	(137,478)	(115,838)
Financing activities	57,634	65,412
Net increase in cash and cash equivalents	21,672	27,786

Cash and cash equivalents at end of period	$111,416	$36,620

Operating Activities

Cash flow from operations increased $23.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to the timing of the collection of receivables from customers and an increase in net income. The increase was partially offset by money pool activity and higher income tax payments.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
(In Thousands)

$132,315	$23,561	$23,370	($69,153)

Money pool activity used $108.8 million of Entergy Arkansas' operating cash flows in the six months ended June 30, 2005 and used $92.5 million in the six months ended June 30, 2004. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash flow used in investing activities increased $21.6 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to $16.1 million used for other regulatory investments as a result of fuel cost under-recovery and increased construction expenditures of $7.8 million resulting from the steam generator and reactor vessel head replacement at ANO 1.

Financing Activities

Net cash flow provided by financing activities decreased $7.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to an $85 million borrowing made on Entergy Arkansas' 364-day credit facility during the six months ended June 30, 2004, which provided cash in 2004, and the payment of $15.7 million more in common stock dividends. The decrease was almost entirely offset by the net issuance of $92.9 million of long-term debt in 2005. See Note 3 to the domestic utility companies and System Energy financial statements for details of Entergy Arkansas' long-term debt activity in 2005.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following are updates to the information provided in the Form 10-K.

In April 2005, Entergy Arkansas renewed its 364-day credit facility through April 30, 2006. In May 2005, Entergy Louisiana entered into a separate credit facility with the same lender. Entergy Arkansas and Entergy Louisiana can each borrow up to $85 million under their respective credit facilities, but at no time can the total amount borrowed under these facilities by the two companies combined exceed $85 million. There were no outstanding borrowings under either credit facility as of June 30, 2005.

Entergy Arkansas issued long-term debt in 2005 as follows:
Issue Date	Description	Maturity	Amount
			(In Thousands)

January 2005	5.66% Series	February 2025	$175,000
March 2005	5.00% Series	January 2021	$45,000
May 2005	4.50% Series	June 2010	$100,000

Entergy Arkansas redeemed long-term debt in 2005 as follows:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

February 2005	7.00% Series	October 2023	$175,000
April 2005	6.25% Series	January 2021	$45,000
July 2005	6.125% Series	July 2005	$100,000

The March 2005 issuance and the April 2005 retirement are not shown on the cash flow statement because the proceeds from the issuance were placed in a trust and never held as cash by Entergy Arkansas.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, federal regulation and proceedings, market and credit risks, state and local rate regulatory risks, nuclear matters, and environmental risks. Following are updates to the information presented in the Form 10-K.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production costs to domestic utility companies whose production costs are above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005 forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if these gas prices occur as assumed, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before the APSC and Entergy's other retail regulators. Although the outcome and timing of the FERC, APSC, and other proceedings cannot be predicted at this time, Entergy Arkansas does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions and comments on the filing are due by August 5, 2005.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is currently scheduled for August 2005, however certain intervenors have recently requested that the hearing be delayed until mid-September 2005.

Available Flowgate Capacity Proceeding

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

Federal Legislation

In late July 2005 the U.S. Congress passed broad new energy legislation, the Energy Policy Act of 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The President is expected to sign the Energy Policy Act in August 2005. The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in 1998, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid the full amount of the settlement to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $18.4 million to Entergy Louisiana.  Management is still analyzing the accounting treatment of the  receipts, but expects that some portion of the receipts could result in income for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and pension and other postretirement benefits.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$450,097	$405,509	$817,457	$768,969

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	46,612	35,316	83,415	95,103
Purchased power	139,899	127,828	247,531	230,156
Nuclear refueling outage expenses	7,019	5,453	13,336	11,790
Other operation and maintenance	105,727	94,215	191,556	178,656
Decommissioning	8,246	7,725	16,359	17,069
Taxes other than income taxes	10,051	9,898	19,888	18,294
Depreciation and amortization	48,023	50,269	99,800	99,937
Other regulatory credits - net	(2,589)	(5,864)	(3,384)	(11,270)
TOTAL	362,988	324,840	668,501	639,735

OPERATING INCOME	87,109	80,669	148,956	129,234

OTHER INCOME
Allowance for equity funds used during construction	3,491	2,454	7,450	4,647
Interest and dividend income	5,078	2,989	9,370	5,011
Miscellaneous - net	(47)	(497)	(679)	(1,547)
TOTAL	8,522	4,946	16,141	8,111

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,968	19,769	40,750	39,517
Other interest - net	798	1,166	2,224	2,049
Allowance for borrowed funds used during construction	(1,725)	(1,279)	(3,736)	(2,580)
TOTAL	19,041	19,656	39,238	38,986

INCOME BEFORE INCOME TAXES	76,590	65,959	125,859	98,359

Income taxes	28,300	22,682	45,638	35,807

NET INCOME	48,290	43,277	80,221	62,552

Preferred dividend requirements and other	1,944	1,944	3,888	3,888

EARNINGS APPLICABLE TO
COMMON STOCK	$46,346	$41,333	$76,333	$58,664

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$80,221	$62,552
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(3,384)	(11,270)
Depreciation, amortization, and decommissioning	116,159	117,006
Deferred income taxes and investment tax credits	17,049	54,552
Changes in working capital:
Receivables	(75,186)	(47,755)
Fuel inventory	(773)	(2,586)
Accounts payable	(13,773)	(64,605)
Taxes accrued	11,418	(12,123)
Interest accrued	1,196	(357)
Deferred fuel costs	(720)	(1,794)
Other working capital accounts	(10,700)	(7,342)
Provision for estimated losses and reserves	(3,645)	(6,517)
Changes in other regulatory assets	25,435	7,634
Other	(41,781)	(9,183)
Net cash flow provided by operating activities	101,516	78,212

INVESTING ACTIVITIES
Construction expenditures	(123,690)	(115,882)
Allowance for equity funds used during construction	7,450	4,647
Nuclear fuel purchases	(62,307)	(8,101)
Proceeds from sale/leaseback of nuclear fuel	62,248	8,101
Decommissioning trust contributions and realized
change in trust assets	(5,085)	(4,603)
Other regulatory investments	(16,094)	-
Net cash flow used in investing activities	(137,478)	(115,838)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	272,817	-
Retirement of long-term debt	(179,895)	-
Changes in short-term borrowings	-	85,000
Dividends paid:
Common stock	(31,400)	(15,700)
Preferred stock	(3,888)	(3,888)
Net cash flow provided by financing activities	57,634	65,412

Net increase in cash and cash equivalents	21,672	27,786

Cash and cash equivalents at beginning of period	89,744	8,834

Cash and cash equivalents at end of period	$111,416	$36,620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$37,395	$38,999
Income taxes	$19,450	($5,400)

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,956	$7,133
Temporary cash investments - at cost,
which approximates market	109,460	82,611
Total cash and cash equivalents	111,416	89,744
Accounts receivable:
Customer	74,227	87,131
Allowance for doubtful accounts	(11,225)	(11,039)
Associated companies	155,179	72,472
Other	58,737	72,425
Accrued unbilled revenues	90,900	71,643
Total accounts receivable	367,818	292,632
Deferred fuel costs	24,182	7,368
Accumulated deferred income taxes	13,408	27,306
Fuel inventory - at average cost	5,071	4,298
Materials and supplies - at average cost	85,391	85,076
Deferred nuclear refueling outage costs	28,485	16,485
Prepayments and other	6,509	6,154
TOTAL	642,280	529,063

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,208	11,208
Decommissioning trust funds	393,482	383,784
Non-utility property - at cost (less accumulated depreciation)	1,452	1,453
Other	2,976	2,976
TOTAL	409,118	399,421

UTILITY PLANT
Electric	6,165,950	6,124,359
Property under capital lease	15,664	17,500
Construction work in progress	253,268	226,172
Nuclear fuel under capital lease	102,586	93,855
Nuclear fuel	20,259	12,201
TOTAL UTILITY PLANT	6,557,727	6,474,087
Less - accumulated depreciation and amortization	2,823,727	2,753,525
UTILITY PLANT - NET	3,734,000	3,720,562

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	87,774	101,658
Other regulatory assets	433,374	400,174
Other	46,611	42,514
TOTAL	567,759	544,346

TOTAL ASSETS	$5,353,157	$5,193,392

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$147,000	$147,000
Accounts payable:
Associated companies	50,366	68,829
Other	94,586	89,896
Customer deposits	44,449	41,639
Taxes accrued	32,580	35,874
Interest accrued	22,572	21,376
Obligations under capital leases	51,232	49,816
Other	18,808	19,648
TOTAL	461,593	474,078

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,127,155	1,121,623
Accumulated deferred investment tax credits	66,226	68,452
Obligations under capital leases	66,960	61,538
Other regulatory liabilities	71,975	67,362
Decommissioning	509,103	492,745
Accumulated provisions	31,332	34,977
Long-term debt	1,296,071	1,191,763
Other	234,403	237,447
TOTAL	3,403,225	3,275,907

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2005
and 2004	470	470
Paid-in capital	591,126	591,127
Retained earnings	780,393	735,460
TOTAL	1,488,339	1,443,407

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,353,157	$5,193,392

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 124	$ 115	$ 9	8
Commercial	80	73	7	10
Industrial	84	77	7	9
Governmental	4	4	-	-
Total retail	292	269	23	9
Sales for resale
Associated companies	64	55	9	16
Non-associated companies	50	47	3	6
Other	44	35	9	26
Total	$ 450	$ 406	$ 44	11

Billed Electric Energy
Sales (GWh):
Residential	1,481	1,431	50	3
Commercial	1,305	1,273	32	3
Industrial	1,720	1,714	6	-
Governmental	66	67	(1)	(1)
Total retail	4,572	4,485	87	2
Sales for resale
Associated companies	1,622	1,513	109	7
Non-associated companies	1,065	1,248	(183)	(15)
Total	7,259	7,246	13	-

	Six Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 259	$ 246	$ 13	5
Commercial	149	138	11	8
Industrial	156	145	11	8
Governmental	9	8	1	13
Total retail	573	537	36	7
Sales for resale
Associated companies	105	109	(4)	(4)
Non-associated companies	100	92	8	9
Other	39	31	8	26
Total	$ 817	$ 769	$ 48	6

Billed Electric Energy
Sales (GWh):
Residential	3,371	3,320	51	2
Commercial	2,554	2,486	68	3
Industrial	3,384	3,361	23	1
Governmental	134	131	3	2
Total retail	9,443	9,298	145	2
Sales for resale
Associated companies	2,977	3,185	(208)	(7)
Non-associated companies	2,172	2,533	(361)	(14)
Total	14,592	15,016	(424)	(3)

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2005 Compared to Second Quarter 2004

Net income decreased $11.3 million primarily due to higher other operation and maintenance expenses and lower miscellaneous income, partially offset by higher net revenue.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net income decreased $29.7 million primarily due to higher other operation and maintenance expenses, lower net revenue, and lower miscellaneous income, partially offset by lower interest expense and a lower effective income tax rate.

Net Revenue

Second Quarter 2005 Compared to Second Quarter 2004

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter of 2005 to the second quarter of 2004.
Amount
(In Millions)

2004 net revenue	$296.4
Price applied to unbilled electric sales	14.2
Fuel recovery revenues	(9.5)
Other	1.7
2005 net revenue	$302.8

The price applied to unbilled electric sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales in 2005. The fuel cost component is higher because of an increase in natural gas costs and nuclear maintenance outages at River Bend. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

Fuel recovery revenues represent an under-recovery of fuel charges that are recovered in base rates.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase of $40.3 million in fuel cost recovery revenues due to higher fuel rates;
  an increase of $14.2 million in the price applied to unbilled electric sales; and
  an increase of $10 million in gross wholesale revenue due to increased sales to municipals and co-op customers.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.
Amount
(In Millions)

2004 net revenue	$559.1
Fuel recovery revenues	(7.9)
Volume/weather	(7.8)
Net wholesale revenue	(4.9)
Rate refund provisions	6.8
Other	(0.8)
2005 net revenue	$544.5

Fuel recovery revenues represent an under-recovery of fuel charges that are recovered in base rates.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The net wholesale revenue variance resulted from an increase in the average price of energy allocated to municipal and co-op customers.

The rate refund provisions variance is due to additional provisions recorded in 2004 for potential rate actions and refunds.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $97.5 million in fuel cost recovery revenues due to higher fuel rates and an increase in wholesale revenue of $12.7 million due to an increase in sales volume to municipal and co-op customers.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power.

Other Income Statement Variances

Second Quarter 2005 Compared to Second Quarter 2004

Other operation and maintenance expenses increased $12.6 million primarily due to increases of:

  $6.6 million in generation expenses primarily due to both planned off-peak and unplanned maintenance outages at nuclear and fossil plants;
  $3.9 million in payroll and benefits costs; and
  $1.5 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

Miscellaneous income - net decreased primarily due to a reduction in 2004 in the loss provision of $10.1 million for an environmental clean-up site.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Other operation and maintenance expenses increased $29.5 million primarily due to increases of:

  $11.4 million in generation expenses primarily due to both planned off-peak and unplanned maintenance outages at nuclear and fossil plants;
  $6.4 million in payroll and benefits costs; and
  $1.5 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

Depreciation and amortization expense increased $5 million primarily due to an increase in plant in service as well as an adjustment in 2004 to the salvage value of certain depreciable assets.

Miscellaneous income - net decreased primarily due to a reduction in 2004 in the loss provision of $10.1 million for an environmental clean-up site.

Interest and other charges decreased $8.2 million primarily due to the retirement of $292 million of First Mortgage Bonds in 2004.

Income Taxes

The effective income tax rates for the second quarters of 2005 and 2004 were 38% and 38.2%, respectively. The difference in the effective income tax rate for the second quarter of 2005 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance of funds used during construction. The difference in the effective income tax rate for the second quarter of 2004 versus the federal statutory rate of 35% is primarily due to state income taxes partially offset by the amortization of investment tax credits.

The effective income tax rates for the six months ended June 30, 2005 and 2004 were 32.7% and 35.6%, respectively. The difference in the effective income tax rate for the six months ended June 30, 2005 versus the federal statutory rate of 35% is primarily due to amortization of investment tax credits, book and tax differences related to the allowance for funds used during construction, and a downward revision in the estimate of federal income tax expense related to tax depreciation, partially offset by state income taxes and book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$6,974	$206,030

Cash flow provided by (used in):
Operating activities	186,084	291,317
Investing activities	(175,285)	(152,709)
Financing activities	(15,446)	(327,410)
Net decrease in cash and cash equivalents	(4,647)	(188,802)

Cash and cash equivalents at end of period	$2,327	$17,228

Operating Activities

Cash flow from operations decreased $105.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to the refund of $76 million to retail electricity customers per the March 2005 settlement approved by the LPSC, a decrease of $18.8 million in the recovery of fuel costs, increased pension contributions of $12.4 million, and tax payments of $14.5 million.

Entergy Gulf States' receivables from or (payables to) the money pool were as follows:

June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
(In Thousands)

($149,447)	($59,720)	($27,126)	$69,354

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities increased $22.6 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to the maturity in 2004 of $23.6 million of other investments that provided cash in 2004.

Financing Activities

Net cash used in financing activities decreased $312 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to the retirement of $292 million of First Mortgage Bonds in 2004.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

The following table lists First Mortgage Bonds issued by Entergy Gulf States in 2005:
Issue Date	Description	Maturity	Amount
			(In Thousands)

February 2005	6.18% Series	March 2035	$85,000
May 2005	5.7% Series	June 2015	200,000
July 2005	5.12% Series	August 2010	100,000

The following table lists long-term debt retired by Entergy Gulf States thus far in 2005:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

March 2005	8.75% Series Junior Subordinated Deferrable Interest Debentures	March 2046	$87,629
May 2005	9.0% West Feliciana Parish bonds	May 2015	45,000
May 2005	7.5% West Feliciana Parish bonds	May 2015	41,600
June 2005	7.7% West Feliciana Parish bonds	December 2014	94,000
August 2005	6.77% Series First Mortgage Bonds	August 2005	98,000

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of transition to retail competition, federal regulation and proceedings, state and local rate regulatory risk, industrial, commercial, and wholesale customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits of $76 million to retail electricity customers in Entergy Gulf States' Louisiana service territory. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews. The credits were issued in connection with April 2005 billings. Entergy Gulf States previously reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside the allowed range of 9.9% to 11.4% will be allocated 60% to the customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Under the settlement, there was no change to Entergy Gulf States' retail rates at that time.

In June 2005, the Alliance for Affordable Energy and an individual plaintiff filed an appeal in the 19th Judicial District Court for the parish of East Baton Rouge, Louisiana. The plaintiffs allege that neither Entergy Gulf States nor the LPSC published notice that a formula rate plan was to be considered as part of the settlement and that the LPSC order should be set aside as null and void and without effect because the Louisiana Constitution requires that notice be published when a utility files a proposed rate schedule that would result in a change in rates. Management believes the plaintiffs' claim is without merit and expects to intervene in the proceeding to oppose the appeal.

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. Subject to the consideration of comments expected to be filed by the LPSC staff and intervenors in the third quarter 2005, rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle in October 2005.  Any disputed issues will be subject to further investigation by the LPSC, with any resolution of such issues being made effective October 2005.

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Transition to Retail Competition." The rider requests $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States has reached an agreement with parties with respect to the date upon which cost recovery and cost reconciliation would begin.  The parties have agreed that Entergy Gulf States will implement the rider after approval by the PUCT which could be up to 185 days from the date of filing but will reconcile and recover incremental purchased capacity costs incurred beginning September 1, 2005. The September 1, 2005 agreed upon date for the beginning of the cost recovery and cost reconciliation as well as the requested amount and the processes for implementing the rider are subject to PUCT action and approval. If approved by the PUCT, the rider would be subject to semi-annual modifications and reconciliation in conjunction with Entergy Gulf States' fuel reconciliation proceedings. Also see "Transition to Retail Competition" below for discussion of the provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and for recovery of transition to competition costs.

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production costs to domestic utility companies whose production costs are above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005 forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if these gas prices occur as assumed, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy Gulf States does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

See the Form 10-K for discussion of the proceeding that the LPSC commenced before itself regarding the System Agreement. As noted above in "State and Local Rate Regulation", the settlement of various issues involving Entergy Gulf States and Entergy Louisiana that was approved by the LPSC has resolved the System Agreement proceeding before the LPSC, which has been dismissed without prejudice.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions and comments on the filing are due by August 5, 2005.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is currently scheduled for August 2005, however certain intervenors have recently requested that the hearing be delayed until mid-September 2005.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

Transition to Retail Competition

Texas

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request.

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the annual recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "State and Local Rate Regulation, " in July 2005, Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges.

Jurisdictional Separation Plan

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of the LPSC proceedings regarding the proposed separation of Entergy Gulf States business into a Louisiana-based vertically integrated utility company and a Texas-based vertically integrated utility company. The hearing before the LPSC scheduled for late June 2005 has been postponed.

Federal Legislation

In late July 2005 the U.S. Congress passed broad new energy legislation, the Energy Policy Act of 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The President is expected to sign the Energy Policy Act in August 2005. The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in 1998, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid the full amount of the settlement to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $18.4 million to Entergy Louisiana.  Management is still analyzing the accounting treatment of the  receipts, but expects that some portion of the receipts could result in income for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, SFAS 143, the application of SFAS 71, unbilled revenue, and pension and other postretirement benefits.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY GULF STATES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$746,987	$674,283	$1,399,383	$1,286,654
Natural gas	12,532	11,030	39,387	37,655
TOTAL	759,519	685,313	1,438,770	1,324,309

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	147,889	131,961	367,845	309,674
Purchased power	314,372	260,402	532,108	462,056
Nuclear refueling outage expenses	4,525	3,172	8,596	6,365
Other operation and maintenance	124,428	111,805	233,121	203,634
Decommissioning	2,346	3,798	4,644	7,528
Taxes other than income taxes	28,937	27,335	59,475	57,057
Depreciation and amortization	50,605	48,461	99,341	94,329
Other regulatory credits - net	(5,581)	(3,453)	(5,702)	(6,477)
TOTAL	667,521	583,481	1,299,428	1,134,166

OPERATING INCOME	91,998	101,832	139,342	190,143

OTHER INCOME
Allowance for equity funds used during construction	4,207	2,526	9,006	5,047
Interest and dividend income	3,415	3,172	6,850	7,021
Miscellaneous - net	(24)	10,614	624	12,495
TOTAL	7,598	16,312	16,480	24,563

INTEREST AND OTHER CHARGES
Interest on long-term debt	28,214	29,152	56,438	64,539
Other interest - net	2,397	906	4,382	2,720
Allowance for borrowed funds used during construction	(2,499)	(1,853)	(5,505)	(3,768)
TOTAL	28,112	28,205	55,315	63,491

INCOME BEFORE INCOME TAXES	71,484	89,939	100,507	151,215

Income taxes	27,197	34,348	32,871	53,896

NET INCOME	44,287	55,591	67,636	97,319

Preferred dividend requirements and other	1,063	1,123	2,126	2,273

EARNINGS APPLICABLE TO
COMMON STOCK	$43,224	$54,468	$65,510	$95,046

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$67,636	$97,319
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(62,423)	7,236
Other regulatory credits - net	(5,702)	(6,477)
Depreciation, amortization, and decommissioning	103,985	101,857
Deferred income taxes and investment tax credits	25,014	20,490
Changes in working capital:
Receivables	(28,123)	19,209
Fuel inventory	(259)	(442)
Accounts payable	89,218	18,459
Taxes accrued	3,395	52,369
Interest accrued	266	(6,144)
Deferred fuel costs	(3,267)	15,505
Other working capital accounts	5,914	8,057
Provision for estimated losses and reserves	345	(11,298)
Changes in other regulatory assets	(7,960)	(849)
Other	(1,955)	(23,974)
Net cash flow provided by operating activities	186,084	291,317

INVESTING ACTIVITIES
Construction expenditures	(153,136)	(144,767)
Allowance for equity funds used during construction	9,006	5,047
Nuclear fuel purchases	(371)	(6,672)
Proceeds from sale/leaseback of nuclear fuel	438	6,672
Decommissioning trust contributions and realized
change in trust assets	(5,945)	(5,872)
Changes in other investments - net	2,629	23,579
Other regulatory investments	(27,906)	(30,696)
Net cash flow used in investing activities	(175,285)	(152,709)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	282,772	-
Retirement of long-term debt	(268,229)	(292,000)
Redemption of preferred stock	(2,250)	(2,250)
Dividends paid:
Common stock	(25,600)	(30,900)
Preferred stock	(2,139)	(2,260)
Net cash flow used in financing activities	(15,446)	(327,410)

Net decrease in cash and cash equivalents	(4,647)	(188,802)

Cash and cash equivalents at beginning of period	6,974	206,030

Cash and cash equivalents at end of period	$2,327	$17,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$56,788	$69,897
Income taxes	$14,450	-

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,244	$5,627
Temporary cash investments - at cost,
which approximates market	83	1,347
Total cash and cash equivalents	2,327	6,974
Accounts receivable:
Customer	114,496	124,801
Allowance for doubtful accounts	(1,791)	(2,687)
Associated companies	24,182	13,980
Other	49,092	40,697
Accrued unbilled revenues	156,654	137,719
Total accounts receivable	342,633	314,510
Deferred fuel costs	118,265	90,124
Accumulated deferred income taxes	1,301	14,339
Fuel inventory - at average cost	49,917	49,658
Materials and supplies - at average cost	104,156	101,922
Prepayments and other	17,128	20,556
TOTAL	635,727	598,083

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	301,271	290,952
Non-utility property - at cost (less accumulated depreciation)	94,203	94,052
Other	20,616	22,012
TOTAL	416,090	407,016

UTILITY PLANT
Electric	8,593,692	8,418,119
Natural gas	83,684	78,627
Construction work in progress	272,345	331,703
Nuclear fuel under capital lease	60,703	71,279
TOTAL UTILITY PLANT	9,010,424	8,899,728
Less - accumulated depreciation and amortization	4,115,750	4,047,182
UTILITY PLANT - NET	4,894,674	4,852,546

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	457,090	444,799
Other regulatory assets	285,935	285,017
Long-term receivables	18,651	23,228
Other	33,082	44,713
TOTAL	794,758	797,757

TOTAL ASSETS	$6,741,249	$6,655,402

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$98,000	$98,000
Accounts payable:
Associated companies	261,800	153,069
Other	127,824	147,337
Customer deposits	56,476	53,229
Taxes accrued	31,020	22,882
Nuclear refueling outage costs	6,021	-
Interest accrued	33,008	32,742
Obligations under capital leases	33,516	33,518
Other	18,513	19,912
TOTAL	666,178	560,689

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,555,524	1,533,804
Accumulated deferred investment tax credits	135,762	138,616
Obligations under capital leases	27,187	37,711
Other regulatory liabilities	36,947	34,009
Decommissioning and retirement cost liabilities	158,859	152,095
Transition to competition	79,098	79,098
Regulatory reserves	15,871	81,455
Accumulated provisions	69,645	66,875
Long-term debt	1,908,013	1,891,478
Preferred stock with sinking fund	15,150	17,400
Other	200,269	229,408
TOTAL	4,202,325	4,261,949

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2005 and 2004	114,055	114,055
Paid-in capital	1,157,486	1,157,486
Retained earnings	553,092	513,182
Accumulated other comprehensive income	786	714
TOTAL	1,872,746	1,832,764

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,741,249	$6,655,402

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$531,068		$453,368

Add: Net Income	44,287	$44,287	55,591	$55,591

Deduct:
Dividends declared on common stock	21,200		24,000
Preferred dividend requirements and other	1,063	1,063	1,123	1,123
	22,263		25,123

Retained Earnings - End of period	$553,092		$483,836

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$722		$3,369

Net derivative instrument fair value changes
arising during the period	64	64	799	799

Balance at end of period:
Accumulated derivative instrument fair value changes	$786		$4,168
Comprehensive Income		$43,288		$55,267

	Six Months Ended
	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$513,182		$419,690

Add: Net Income	67,636	$67,636	97,319	$97,319

Deduct:
Dividends declared on common stock	25,600		30,900
Preferred dividend requirements and other	2,126	2,126	2,273	2,273
	27,726		33,173

Retained Earnings - End of period	$553,092		$483,836

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$714		$3,912

Net derivative instrument fair value changes
arising during the period	72	72	256	256

Balance at end of period:
Accumulated derivative instrument fair value changes	$786		$4,168
Comprehensive Income		$65,582		$95,302

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$174	$185	($11)	(6)
Commercial	146	155	(9)	(6)
Industrial	223	233	(10)	(4)
Governmental	9	9	-	-
Total retail	552	582	(30)	(5)
Sales for resale
Associated companies	21	8	13	163
Non-associated companies	43	47	(4)	(9)
Other	131	37	94	254
Total	$747	$674	$73	11

Billed Electric Energy
Sales (GWh):
Residential	2,124	2,068	56	3
Commercial	2,013	1,985	28	1
Industrial	3,879	4,049	(170)	(4)
Governmental	109	103	6	6
Total retail	8,125	8,205	(80)	(1)
Sales for resale
Associated companies	729	239	490	205
Non-associated companies	726	984	(258)	(26)
Total	9,580	9,428	152	2

	Six Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$370	$369	$1	-
Commercial	305	297	8	3
Industrial	467	445	22	5
Governmental	19	18	1	6
Total retail	1,161	1,129	32	3
Sales for resale
Associated companies	47	21	26	124
Non-associated companies	75	92	(17)	(18)
Other	116	45	71	158
Total	$1,399	$1,287	$112	9

Billed Electric Energy
Sales (GWh):
Residential	4,279	4,256	23	1
Commercial	3,927	3,847	80	2
Industrial	7,860	7,972	(112)	(1)
Governmental	214	214	-	-
Total retail	16,280	16,289	(9)	-
Sales for resale
Associated companies	1,294	550	744	135
Non-associated companies	1,265	2,006	(741)	(37)
Total	18,839	18,845	(6)	-

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2005 Compared to Second Quarter 2004

Net income increased $30.5 million primarily due to higher net revenue and lower depreciation and amortization expenses, partially offset by higher other operation and maintenance expenses and lower other income.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net income increased $11.0 million primarily due to higher net revenue partially offset by higher other operation and maintenance expenses.

Net Revenue

Second Quarter 2005 Compared to Second Quarter 2005

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter of 2005 to the second quarter of 2004.
Amount
(In Millions)

2004 net revenue	$253.1
Price applied to unbilled sales	56.6
Other	1.1
2005 net revenue	$310.8

The price applied to unbilled sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales in 2005. The fuel cost component is higher because of an increase in natural gas costs and a Waterford 3 refueling outage. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

  an increase of $34.6 million in fuel cost recovery revenues due to higher fuel rates; and
  an increase in the price applied to unbilled sales, as discussed above.

Fuel and purchased power expenses increased primarily due to a shift to higher priced gas and purchased power generation from lower priced nuclear generation due to a refueling outage. The increase was also due to an increase in the market price of natural gas.

Other regulatory credits increased primarily due to the deferral as allowed by the LPSC of capacity charges related to generation resource planning.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.

Amount
(In Millions)

2004 net revenue	$450.4
Price applied to unbilled sales	55.9
Volume/weather	(12.6)
Rate refund provisions	(8.4)
Other	10.2
2005 net revenue	$495.5

The price applied to unbilled sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales in 2005. The fuel cost component is higher because of an increase in natural gas costs and a Waterford 3 refueling outage. #9; See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The volume/weather variance is due to decreased usage primarily during the unbilled sales period.

The rate refund provisions variance is primarily due to additional provisions recorded in 2005 related to LPSC-approved settlements in March 2005 and May 2005.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

  an increase in the price applied to unbilled sales, as discussed above;
  an increase of $36.6 million in fuel cost recovery revenues due to higher fuel rates; and
  an increase of $7.4 million in gross wholesale revenue due to increased sales to affiliated systems.

The increase was partially offset by the volume/weather variance and the rate refund provisions variance discussed above.

Fuel and purchased power expenses increased primarily due to a shift from lower priced nuclear generation to higher priced gas and purchased power generation as a result of a refueling outage. The increase was partially offset by a decrease in the recovery from customers of deferred fuel costs.

Other regulatory credits increased primarily due to the deferral as allowed by the LPSC of capacity charges related to generation resource planning.

Other Income Statement Variances

Second Quarter 2005 Compared to Second Quarter 2004

Other operation and maintenance expenses increased primarily due to:

  an increase of $5.2 million in payroll and benefits costs; and
  an increase of $1.8 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

The increase was partially offset by a decrease of $4.1 million in contract costs as a result of maintenance outages at fossil plants in 2004.

Depreciation and amortization expenses decreased primarily due to a change in the depreciation rate for Waterford 3 as approved by the LPSC effective April 2005.

Other income decreased primarily due to the write-off of $7.1 million in June 2005 of a portion of the customer care system investment and the related allowance for equity funds used during construction pursuant to an LPSC-approved settlement. The decrease was partially offset by an increase of $2.1 million in interest income earned primarily on deferred fuel and capacity charges.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Other operation and maintenance expenses increased primarily due to:

  an increase of $5.9 million in payroll and benefits costs;
  an increase of $5.0 million in nuclear expenses due to the timing of contract and material costs; and
  an increase of $1.8 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

Other income decreased primarily due to the write-off of $7.1 million in June 2005 of a portion of the customer care system investment and the related allowance for equity funds used during construction pursuant to an LPSC-approved settlement. The decrease was substantially offset by the following:

  an increase in the allowance for equity funds used during construction due to an increase in construction expenditures; and
  an increase in interest and dividend income primarily due to interest earned on deferred capacity charges and on temporary cash investments.

Income Taxes

The effective income tax rates for the second quarters of 2005 and 2004 were 40.0% and 38.5%, respectively. The effective income tax rates for the six months ended June 30, 2005 and 2004 were 39.8% and 38.1%, respectively. The difference in the effective income tax rate for the second quarter 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes, book and tax differences related to utility plant items, and a federal tax reserve estimate revision necessary to appropriately provide for prior tax periods. The difference in the effective income tax rate for the six months ended June 30, 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance for funds used during construction. The difference in the effective income tax rate for the second quarter 2004 and the six months ended June 30, 2004 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$146,049	$8,787

Cash flow provided by (used in):
Operating activities	220,270	89,012
Investing activities	(335,554)	(98,594)
Financing activities	(28,246)	53,144
Net increase (decrease) in cash and cash equivalents	(143,530)	43,562

Cash and cash equivalents at end of period	$2,519	$52,349

Operating Activities

Cash flow from operations increased $131.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to money pool activity, which provided $151.2 million of Entergy Louisiana's operating cash flows in the first six months of 2005 and used $84.9 million in the first six months of 2004. The increase was partially offset by decreased recovery of deferred fuel costs. Entergy Louisiana's receivables from or (payables to) the money pool were as follows:
June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
(In Thousands)

($110,658)	$40,549	$43,577	($41,317)

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

The increase of $237.0 million in net cash used in investing activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is primarily due to:

  Entergy Louisiana purchasing the Perryville plant in June 2005 for $162.5 million. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of this acquisition. In April 2005, the LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States will purchase 75 percent of the plant's output.
  An increase in spending on transmission and nuclear projects, including the Waterford 3 uprate project completed in June 2005.
  An increase of $19.8 million in capacity costs that have been deferred and are expected to be recovered over a period greater than twelve months.

Financing Activities

Entergy Louisiana used $28.2 million of cash for financing activities for the six months ended June 30, 2005 compared to providing $53.1 million for the six months ended June 30, 2004 primarily due to the issuance of $100 million of 5.5% Series First Mortgage Bonds in March 2004, partially offset by a principal payment of $14.8 million in 2004 on the Waterford 3 Lease Obligation. See Note 3 to the domestic utility companies and System Energy financial statements for the details of Entergy Louisiana's long-term debt activity in 2005.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. Following are updates to the information provided in the Form 10-K.

In May 2005, Entergy Louisiana entered into a credit facility for $85 million and Entergy Arkansas renewed its $85 million credit facility with the same lender. Either company can borrow up to the full amount on its respective facility, but at no time can the combined amount of outstanding borrowings on the two facilities exceed $85 million. There were no outstanding borrowings under either credit facility as of June 30, 2005.

In July 2005, Entergy Louisiana and Entergy New Orleans renewed their 364-day credit facilities with the same lender through May 2006. Entergy New Orleans increased the amount of its credit facility to $15 million, the same amount as Entergy Louisiana's facility. Either company can borrow up to the full amount on its respective facility, but at no time can the combined amount of outstanding borrowings on the two facilities exceed $15 million. There were no outstanding borrowings under either credit facility as of June 30, 2005.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state rate regulation, federal regulation and proceedings, industrial and commercial customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits of $14 million for retail electricity customers of Entergy Louisiana. The settlement dismissed, among other dockets, dockets established to consider issues concerning power purchases for Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Louisiana reserved for the approximate refund amounts.

Refer to "State Rate Regulation" in the Form 10-K for discussion of Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that included an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in June 2005 and expects to refund excess revenue collected during May 2005, including interest, in the third quarter of 2005.

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory earnings range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production costs to domestic utility companies whose production costs are above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005 forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if these gas prices occur as assumed, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy Louisiana does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

See the Form 10-K for discussion of the proceeding that the LPSC commenced before itself regarding the System Agreement. As noted above in "State and Local Rate Regulation," the settlement of various issues involving Entergy Gulf States and Entergy Louisiana that was approved by the LPSC has resolved the System Agreement proceeding before the LPSC, which has been dismissed without prejudice.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions and comments on the filing are due by August 5, 2005.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is currently scheduled for August 2005, however certain intervenors have recently requested that the hearing be delayed until mid-September 2005.

Interconnection Orders

See the Form 10-K for a discussion of the ALJ Initial Decision and FERC order directing Entergy Louisiana to refund, in the form of transmission credits, approximately $15 million in expenses and tax obligations previously paid by a generator. Entergy's request for rehearing was denied by the FERC.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

Federal Legislation

In late July 2005 the U.S. Congress passed broad new energy legislation, the Energy Policy Act of 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The President is expected to sign the Energy Policy Act in August 2005. The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in 1998, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid the full amount of the settlement to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $18.4 million to Entergy Louisiana.  Management is still analyzing the accounting treatment of the  receipts, but expects that some portion of the receipts could result in income for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana.

Entergy Louisiana Corporate Restructuring

On July 13, 2005, Entergy Louisiana filed with the LPSC an application for authorization to implement a plan of internal restructuring that would, in effect, result in the conversion of its form of business organization from a corporation to a limited liability company. The proposed restructuring is intended to reduce Entergy Louisiana's corporate franchise taxes. The proposed restructuring implements a recommendation from the LPSC staff and, if successfully completed, will result in a decrease in Entergy Louisiana's rates to Louisiana retail customers.

In accordance with the terms of the proposed restructuring, Entergy Louisiana will be converted to a Texas corporation and will hold all the common membership interests in Entergy Louisiana, LLC ("ELL"), a newly organized Texas limited liability company that will be allocated substantially all the assets and liabilities, including debt and lease obligations, of Entergy Louisiana immediately prior to the proposed restructuring. ELL's utility operations would remain subject to the jurisdiction of the LPSC and the FERC to the same extent that they were subject to the jurisdiction of the LPSC and the FERC when they were held by Entergy Louisiana. The proposed restructuring may not be implemented without various authorizations by certain governmental regulatory agencies, including the LPSC, the SEC, the FERC, and the NRC.

In its application to the LPSC, Entergy Louisiana noted that it may redeem a portion of the Entergy Louisiana preferred stock prior to the proposed restructuring and that, if the proposed restructuring is implemented, it anticipates redeeming any remaining Entergy Louisiana preferred stock within three to six months following the implementation of the proposed restructuring.

Any redemption of Entergy Louisiana preferred stock by Entergy Louisiana in connection with the proposed restructuring will be made at the following respective redemption prices as provided in the Entergy Louisiana amended and restated articles of incorporation, whether the redemption occurs before or after the implementation of the proposed restructuring:
Series of Entergy Louisiana Preferred Stock	Redemption Price Per Share

4.96% Preferred Stock, Cumulative, $100.00 par value	$104.25
4.16% Preferred Stock, Cumulative, $100.00 par value	$104.21
4.44% Preferred Stock, Cumulative, $100.00 par value	$104.06
5.16% Preferred Stock, Cumulative, $100.00 par value	$104.18
5.40% Preferred Stock, Cumulative, $100.00 par value	$103.00
6.44% Preferred Stock, Cumulative, $100.00 par value	$102.92
7.84% Preferred Stock, Cumulative, $100.00 par value	$103.78
7.36% Preferred Stock, Cumulative, $100.00 par value	$103.36
8% Preferred Stock, Cumulative, $25.00 par value	$ 25.00

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and pension and other postretirement costs. The following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that assumes a life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY LOUISIANA, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$647,748	$555,511	$1,128,421	$1,043,557

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	127,564	129,885	265,341	267,664
Purchased power	226,690	178,102	397,996	335,832
Nuclear refueling outage expenses	3,397	3,455	6,821	6,632
Other operation and maintenance	99,518	93,671	188,156	171,369
Decommissioning	5,155	5,443	10,872	10,799
Taxes other than income taxes	18,300	18,259	36,657	34,333
Depreciation and amortization	43,645	47,951	95,453	94,537
Other regulatory credits - net	(17,323)	(5,612)	(30,407)	(10,284)
TOTAL	506,946	471,154	970,889	910,882

OPERATING INCOME	140,802	84,357	157,532	132,675

OTHER INCOME
Allowance for equity funds used during construction	1,840	1,519	4,377	2,869
Interest and dividend income	5,074	1,931	8,140	3,658
Miscellaneous - net	(6,481)	1,282	(6,848)	144
TOTAL	433	4,732	5,669	6,671

INTEREST AND OTHER CHARGES
Interest on long-term debt	16,852	17,878	34,691	34,336
Other interest - net	1,804	1,074	4,823	2,058
Allowance for borrowed funds used during construction	(990)	(905)	(2,489)	(1,881)
TOTAL	17,666	18,047	37,025	34,513

INCOME BEFORE INCOME TAXES	123,569	71,042	126,176	104,833

Income taxes	49,406	27,329	50,242	39,908

NET INCOME	74,163	43,713	75,934	64,925

Preferred dividend requirements and other	1,678	1,678	3,357	3,357

EARNINGS APPLICABLE TO
COMMON STOCK	$72,485	$42,035	$72,577	$61,568

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$75,934	$64,925
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(11,724)	-
Other regulatory credits - net	(30,407)	(10,284)
Depreciation, amortization, and decommissioning	106,325	105,336
Deferred income taxes and investment tax credits	38,961	30,803
Changes in working capital:
Receivables	(52,011)	(50,835)
Accounts payable	119,141	(58,301)
Taxes accrued	23,337	32,834
Interest accrued	(715)	(3,503)
Deferred fuel costs	(80,330)	(17,039)
Other working capital accounts	(22,957)	(6,575)
Provision for estimated losses and reserves	2,179	2,953
Changes in other regulatory assets	17,229	(11,137)
Other	35,308	9,835
Net cash flow provided by operating activities	220,270	89,012

INVESTING ACTIVITIES
Construction expenditures	(151,902)	(93,864)
Allowance for equity funds used during construction	4,377	2,869
Nuclear fuel purchases	(54,158)	-
Proceeds from the sale/leaseback of nuclear fuel	54,158	-
Payment for purchase of plant	(162,075)	-
Decommissioning trust contributions and realized
change in trust assets	(6,153)	(7,599)
Other regulatory investments	(19,801)	-
Net cash flow used in investing activities	(335,554)	(98,594)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	54,611	99,210
Retirement of long-term debt	(55,000)	(14,809)
Dividends paid:
Common stock	(24,500)	(27,900)
Preferred stock	(3,357)	(3,357)
Net cash flow provided by (used in) financing activities	(28,246)	53,144

Net increase (decrease) in cash and cash equivalents	(143,530)	43,562

Cash and cash equivalents at beginning of period	146,049	8,787

Cash and cash equivalents at end of period	$2,519	$52,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$38,574	$38,446
Income taxes	$11,114	-

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
ASSETS
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,519	$3,875
Temporary cash investments - at cost,
which approximates market	-	142,174
Total cash and cash equivalents	2,519	146,049
Accounts receivable:
Customer	102,973	88,154
Allowance for doubtful accounts	(2,486)	(3,135)
Associated companies	10,425	43,121
Other	13,684	13,070
Accrued unbilled revenues	212,078	143,453
Total accounts receivable	336,674	284,663
Deferred fuel costs	88,984	8,654
Accumulated deferred income taxes	-	12,712
Materials and supplies - at average cost	74,501	77,665
Deferred nuclear refueling outage costs	23,246	5,605
Prepayments and other	12,497	6,861
TOTAL	538,421	542,209

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	14,230	14,230
Decommissioning trust funds	180,999	172,083
Non-utility property - at cost (less accumulated depreciation)	21,110	21,176
Other	4	4
TOTAL	216,343	207,493

UTILITY PLANT
Electric	6,264,851	5,985,889
Property under capital lease	246,853	250,964
Construction work in progress	111,383	188,848
Nuclear fuel under capital lease	75,353	31,655
TOTAL UTILITY PLANT	6,698,440	6,457,356
Less - accumulated depreciation and amortization	2,829,721	2,799,936
UTILITY PLANT - NET	3,868,719	3,657,420

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	124,252	132,686
Other regulatory assets	215,051	302,456
Long-term receivables	8,222	10,736
Other	27,267	25,994
TOTAL	374,792	471,872

TOTAL ASSETS	$4,998,275	$4,878,994

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$55,000
Accounts payable:
Associated companies	174,522	57,681
Other	130,823	128,523
Customer deposits	67,558	66,963
Taxes accrued	34,718	7,268
Accumulated deferred income taxes	24,967	-
Interest accrued	17,723	18,438
Obligations under capital leases	22,753	22,753
Other	10,827	10,428
TOTAL	483,891	367,054

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,795,528	1,805,410
Accumulated deferred investment tax credits	94,081	96,130
Obligations under capital leases	52,600	8,903
Other regulatory liabilities	59,702	51,260
Decommissioning	204,497	347,255
Accumulated provisions	94,832	92,653
Long-term debt	985,707	930,695
Other	106,541	106,815
TOTAL	3,393,488	3,439,121

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	100,500	100,500
Common stock, no par value, authorized 250,000,000
shares; issued 165,173,180 shares in 2005
and 2004	1,088,900	1,088,900
Capital stock expense and other	(1,718)	(1,718)
Retained earnings	53,214	5,137
Less - treasury stock, at cost (18,202,573 shares in 2005 and 2004)	120,000	120,000
TOTAL	1,120,896	1,072,819

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,998,275	$4,878,994

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$172	$162	$10	6
Commercial	122	116	6	5
Industrial	198	191	7	4
Governmental	10	9	1	11
Total retail	502	478	24	5
Sales for resale
Associated companies	32	28	4	14
Non-associated companies	3	3	-	-
Other	111	47	64	136
Total	$648	$556	$92	17

Billed Electric Energy
Sales (GWh):
Residential	1,894	1,888	6	-
Commercial	1,361	1,357	4	-
Industrial	3,341	3,274	67	2
Governmental	108	104	4	4
Total retail	6,704	6,623	81	1
Sales for resale
Associated companies	285	316	(31)	(10)
Non-associated companies	31	28	3	11
Total	7,020	6,967	53	1

	Six Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$337	$332	$5	2
Commercial	237	230	7	3
Industrial	387	377	10	3
Governmental	20	18	2	11
Total retail	981	957	24	3
Sales for resale
Associated companies	47	38	9	24
Non-associated companies	5	7	(2)	(29)
Other	95	42	53	126
Total	$1,128	$1,044	$84	8

Billed Electric Energy
Sales (GWh):
Residential	3,823	3,895	(72)	(2)
Commercial	2,647	2,640	7	-
Industrial	6,457	6,406	51	1
Governmental	226	213	13	6
Total retail	13,153	13,154	(1)	-
Sales for resale
Associated companies	430	422	8	2
Non-associated companies	45	122	(77)	(63)
Total	13,628	13,698	(70)	(1)

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2005 Compared to Second Quarter 2004

Net income decreased $3.1 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expense, and higher taxes other than income taxes, partially offset by lower interest expense.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net income decreased $4.5 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expense, and higher taxes other than income taxes, partially offset by higher net revenue and lower interest expense.

Net Revenue

Second Quarter 2005 Compared to Second Quarter 2004

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Net revenue was relatively unchanged comparing the second quarter of 2005 to the second quarter of 2004.

Amount
(In Millions)

2004 net revenue	$116.5
Miscellaneous items	(0.1)
2005 net revenue	$116.4

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.
Amount
(In Millions)

2004 net revenue	$204.0
Reserve equalization	3.8
Other	0.1
2005 net revenue	$207.9

The reserve equalization variance is primarily due to purchase power agreement contracts during 2005 which were not in place during 2004.

Other Income Statement Variances

Second Quarter 2005 Compared to Second Quarter 2004

Other operation and maintenance expenses increased primarily due to:

  an increase of $1.7 million in payroll and benefits costs; and
  an increase of $0.9 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

The increase was partially offset by a decrease of $1.1 million in customer service support costs.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Taxes other than income taxes increased primarily due to higher assessment of ad valorem and franchise taxes.

Interest expense decreased primarily due to net redemption of $35 million of First Mortgage Bonds during 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Other operation and maintenance expenses increased primarily due to:

  an increase of $2.9 million in payroll and benefits costs; and
  an increase of $2.5 million in fossil plant planned off-peak maintenance outage costs; and
  an increase of $0.9 million in reserves recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

The increase was partially offset by a decrease of $1.0 million in customer service support costs.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Taxes other than income taxes increased primarily due to higher assessment of ad valorem and franchise taxes.

Interest expense decreased primarily due to net redemption of $35 million of First Mortgage Bonds during 2004.

Income Taxes

The effective income tax rates for the second quarters of 2005 and 2004 were 34.9% and 37.0%, respectively. The difference in the effective tax rate for the second quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits and book and tax differences related to the allowance of equity funds used during construction. The effective income tax rates for the six months ended June 30, 2005 and 2004 were 33.5% and 35.8%, respectively. The difference in the effective tax rate for the six months ended June 30, 2005 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to the allowance of equity funds used during construction and the amortization of investment tax credits, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$80,396	$63,838

Cash flow provided by (used in):
Operating activities	16,495	51,564
Investing activities	(67,416)	(69,180)
Financing activities	16,255	(28,296)
Net decrease in cash and cash equivalents	(34,666)	(45,912)

Cash and cash equivalents at end of period	$45,730	$17,926

Operating Activities

Cash flow from operations decreased $35.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to money pool activity.

Entergy Mississippi's receivables from the money pool were as follows:

June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
(In Thousands)

$53,488	$21,584	$12,000	$22,076

Money pool activity used $31.9 million of Entergy Mississippi's operating cash flow for the six months ended June 30, 2005 and provided $10.1 million of Entergy Mississippi's operating cash flow for the six months ended June 30, 2004. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities decreased $1.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Decreased capital expenditures as a result of decreased spending on transmission and fossil plant projects was offset by the maturity in 2004 of $7.5 million of other temporary investments that had been made in 2003, which provided cash in 2004.

Financing Activities

Financing activities provided $16.3 million for the six months ended June 30, 2005 compared to using $28.3 million for the six months ended June 30, 2004 primarily due to a $30 million issuance of preferred stock in 2005 and the net retirement of $39.5 million of long-term debt during 2004, partially offset by cash provided by a $25 million draw on Entergy Mississippi's short term bank credit facility in 2004. See Note 4 to the domestic utility companies and System Energy financial statements for the details of Entergy Mississippi's preferred stock activity in 2005.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following are updates to the information presented in the Form 10-K.

See the table in the Form 10-K under "Uses of Capital" which sets forth the amounts of Entergy Mississippi's planned construction and other capital investments for 2005 through 2007. In March 2005, Entergy Mississippi signed an agreement to purchase for $88 million the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility owned by Central Mississippi Generating Company (CMGC). Entergy Mississippi plans to invest approximately $20 million in facility upgrades at the Attala plant plus $3 million in other costs, bringing the total capital cost of the project to approximately $111 million. The Attala plant will be 100 percent owned by Entergy Mississippi, and the acquisition is expected to close in late 2005 or early 2006. The purchase of the plant is contingent upon obtaining necessary approvals from various federal agencies, state permitting agencies, and the MPSC, including MPSC approval of investment cost recovery. In May and June 2005, Entergy Mississippi made filings at the MPSC to commence proceedings for MPSC approval both of the acquisition and of the investment cost recovery for the plant. Entergy Mississippi and CMGC had previously executed a purchased power agreement in July 2004 for 100 percent of the plant's output, and this agreement will expire upon the close of the acquisition or in March 2008, whichever occurs earlier. The planned construction and other capital investments line in the table in the Form 10-K includes the estimated cost of the Attala acquisition as a 2006 capital commitment.

In June 2005, Entergy Mississippi issued 1,200,000 shares of $25 par value 6.25% Series Preferred Stock, all of which are outstanding as of June 30, 2005. The dividends are cumulative and will be payable quarterly beginning November 1, 2005. The preferred stock is redeemable on or after July 1, 2010, at Entergy Mississippi's option, at the call price of $25 per share. The proceeds from this issuance were used in the third quarter of 2005 to redeem $20 million of Entergy Mississippi's $100 par value 8.36% Series Preferred Stock and $10 million of Entergy Mississippi's $100 par value 7.44% Series Preferred Stock.

In April 2005, Entergy Mississippi renewed its 364-day credit facility through May 31, 2006. The amount available under the credit facility is $25 million, of which none was drawn at June 30, 2005.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state and local rate regulation, federal regulation and proceedings, market and credit risks, state and local regulatory risks, and litigation risks. The following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In May 2005, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi regarding Entergy Mississippi's annual formula rate plan filing that provides for no change in rates based on a performance-adjusted ROE mid-point of 10.50%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production costs to domestic utility companies whose production costs are above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005 forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if these gas prices occur as assumed, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy Mississippi does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions and comments on the filing are due by August 5, 2005.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is currently scheduled for August 2005, however certain intervenors have recently requested that the hearing be delayed until mid-September 2005.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

Federal Legislation

In late July 2005 the U.S. Congress passed broad new energy legislation, the Energy Policy Act of 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The President is expected to sign the Energy Policy Act in August 2005. The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for pension and other retirement costs.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$288,244	$289,573	$539,490	$526,402

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	29,924	73,171	73,291	132,345
Purchased power	144,226	100,591	260,284	193,293
Other operation and maintenance	47,750	44,835	88,731	81,883
Taxes other than income taxes	14,900	13,764	28,666	26,562
Depreciation and amortization	17,982	15,716	35,919	30,625
Other regulatory credits - net	(2,331)	(661)	(1,966)	(3,188)
TOTAL	252,451	247,416	484,925	461,520

OPERATING INCOME	35,793	42,157	54,565	64,882

OTHER INCOME
Allowance for equity funds used during construction	1,060	867	2,061	1,634
Interest and dividend income	690	830	1,328	1,546
Miscellaneous - net	(322)	162	(691)	(478)
TOTAL	1,428	1,859	2,698	2,702

INTEREST AND OTHER CHARGES
Interest on long-term debt	9,839	11,047	19,673	21,976
Other interest - net	828	540	1,445	940
Allowance for borrowed funds used during construction	(681)	(596)	(1,344)	(1,203)
TOTAL	9,986	10,991	19,774	21,713

INCOME BEFORE INCOME TAXES	27,235	33,025	37,489	45,871

Income taxes	9,516	12,217	12,548	16,425

NET INCOME	17,719	20,808	24,941	29,446

Preferred dividend requirements and other	858	842	1,700	1,685

EARNINGS APPLICABLE TO
COMMON STOCK	$16,861	$19,966	$23,241	$27,761

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$24,941	$29,446
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(1,966)	(3,188)
Depreciation and amortization	35,919	30,625
Deferred income taxes and investment tax credits	(499)	61,417
Changes in working capital:
Receivables	(30,332)	(8,986)
Fuel inventory	(776)	1,072
Accounts payable	(8,553)	486
Taxes accrued	(8,091)	(60,754)
Interest accrued	525	(1,528)
Deferred fuel costs	8,056	15,042
Other working capital accounts	(9)	3,427
Provision for estimated losses and reserves	319	(771)
Changes in other regulatory assets	(4,326)	(3,448)
Other	1,287	(11,276)
Net cash flow provided by operating activities	16,495	51,564

INVESTING ACTIVITIES
Construction expenditures	(69,477)	(78,320)
Allowance for equity funds used during construction	2,061	1,634
Changes in other temporary investments - net	-	7,506
Net cash flow used in investing activities	(67,416)	(69,180)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	178,625
Proceeds from the issuance of preferred stock	29,340	-
Retirement of long-term debt	-	(218,136)
Changes in short-term borrowings	-	25,000
Dividends paid:
Common stock	(11,400)	(12,100)
Preferred stock	(1,685)	(1,685)
Net cash flow provided by (used in) financing activities	16,255	(28,296)

Net decrease in cash and cash equivalents	(34,666)	(45,912)

Cash and cash equivalents at beginning of period	80,396	63,838

Cash and cash equivalents at end of period	$45,730	$17,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$19,549	$21,843
Income taxes	$4,446	$2,950

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,482	$4,716
Temporary cash investment - at cost,
which approximates market	44,248	75,680
Total cash and cash equivalents	45,730	80,396
Accounts receivable:
Customer	59,790	68,821
Allowance for doubtful accounts	(761)	(1,126)
Associated companies	57,323	22,616
Other	8,121	12,133
Accrued unbilled revenues	42,651	34,348
Total accounts receivable	167,124	136,792
Accumulated deferred income taxes	27,438	27,924
Fuel inventory - at average cost	4,913	4,137
Materials and supplies - at average cost	18,444	18,414
Prepayments and other	11,246	15,413
TOTAL	274,895	283,076

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,259	6,465
TOTAL	11,790	11,996

UTILITY PLANT
Electric	2,431,311	2,385,465
Property under capital lease	73	95
Construction work in progress	97,967	89,921
TOTAL UTILITY PLANT	2,529,351	2,475,481
Less - accumulated depreciation and amortization	893,450	870,188
UTILITY PLANT - NET	1,635,901	1,605,293

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	19,009	17,628
Other regulatory assets	88,529	82,674
Long-term receivable	3,270	4,510
Other	31,813	31,009
TOTAL	142,621	135,821

TOTAL ASSETS	$2,065,207	$2,036,186

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$ 42,469	$ 65,806
Other	40,327	25,543
Customer deposits	40,232	37,333
Taxes accrued	28,261	40,106
Interest accrued	13,012	12,487
Deferred fuel costs	30,849	22,793
Obligations under capital leases	46	43
Other	2,001	8,341
TOTAL	197,197	212,452

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	443,158	438,321
Accumulated deferred investment tax credits	13,023	13,687
Obligations under capital leases	27	52
Accumulated provisions	13,037	12,718
Long-term debt	695,109	695,073
Other	74,663	76,071
TOTAL	1,239,017	1,235,922

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	80,381	50,381
Common stock, no par value, authorized 12,000,000
shares in 2005 and 15,000,000 shares in 2004;
issued and outstanding 8,666,357 shares in 2005 and 2004	199,326	199,326
Capital stock expense and other	(719)	(59)
Retained earnings	350,005	338,164
TOTAL	628,993	587,812

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,065,207	$2,036,186

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 99	$ 102	($ 3)	(3)
Commercial	91	92	(1)	(1)
Industrial	46	49	(3)	(6)
Governmental	9	9	-	-
Total retail	245	252	(7)	(3)
Sales for resale
Associated companies	12	8	4	50
Non-associated companies	8	8	-	-
Other	23	22	1	5
Total	$ 288	$ 290	($ 2)	(1)

Billed Electric Energy
Sales (GWh):
Residential	1,060	1,074	(14)	(1)
Commercial	1,057	1,060	(3)	-
Industrial	708	746	(38)	(5)
Governmental	94	91	3	3
Total retail	2,919	2,971	(52)	(2)
Sales for resale
Associated companies	104	65	39	60
Non-associated companies	109	101	8	8
Total	3,132	3,137	(5)	-

	Six Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 195	$ 196	($ 1)	(1)
Commercial	176	173	3	2
Industrial	90	91	(1)	(1)
Governmental	18	17	1	6
Total retail	479	477	2	-
Sales for resale
Associated companies	18	11	7	64
Non-associated companies	17	13	4	31
Other	25	25	-	-
Total	$ 539	$ 526	$ 13	2

Billed Electric Energy
Sales (GWh):
Residential	2,256	2,299	(43)	(2)
Commercial	2,078	2,064	14	1
Industrial	1,400	1,422	(22)	(2)
Governmental	186	182	4	2
Total retail	5,920	5,967	(47)	(1)
Sales for resale
Associated companies	121	78	43	55
Non-associated companies	177	167	10	6
Total	6,218	6,212	6	-

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2005 Compared to Second Quarter 2004

Net income decreased $3.9 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net income decreased $5.3 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2005 Compared to Second Quarter 2004

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges. Net revenue was relatively unchanged comparing the second quarter of 2005 to the second quarter of 2004.

Amount
(In Millions)

2004 net revenue	$67.2
Miscellaneous items	0.6
2005 net revenue	$67.8

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges. Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.
Amount
(In Millions)

2004 net revenue	$120.8
Volume/weather	(2.3)
Price applied to unbilled electric sales	(2.3)
Rate refund provisions	4.0
Other	(0.2)
2005 net revenue	$120.0

The volume/weather variance is due to a decrease in electricity usage in the service territory primarily during the unbilled sales period. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The price applied to unbilled electric sales variance is due to a decrease in the fuel cost component of the price applied to unbilled sales. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The rate refund provisions variance is due to provisions recorded in the first quarter of 2004 primarily as a result of a resolution adopted by the City Council in February 2004.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $24.3 million in gross wholesale revenue as a result of increased sales to affiliates. The increase is due to increased generation resulting in more energy available for resale.

Fuel and purchased power expenses increased primarily due to an increase in electricity generated in addition to an increase in the price of natural gas.

Other Income Statement Variances

Second Quarter 2005 Compared to Second Quarter 2004

Other operation and maintenance expenses increased primarily due to the following:

  an increase of $1.3 million in payroll and benefits costs; and
  an increase of $1.2 million in regulatory commission expense as a result of higher consultant costs.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Other operation and maintenance expenses increased primarily due to the following:

  an increase of $1.9 million in payroll and benefits costs; and
  an increase of $1.4 million in regulatory commission expense as a result of higher consultant costs.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Income Taxes

The effective income tax rates for the second quarters of 2005 and 2004 were 41.9% and 38.9%, respectively. The effective income tax rates for the six months ended June 30, 2005 and 2004 were 40.4% and 38.6%, respectively. The differences in the effective income tax rates for the periods presented versus the federal statutory rate of 35.0% are primarily due to state income taxes and book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$7,954	$4,669

Cash flow provided by (used in):
Operating activities	(4,481)	20,014
Investing activities	(23,119)	(22,258)
Financing activities	27,704	(1,524)
Net increase (decrease) in cash and cash equivalents	104	(3,768)

Cash and cash equivalents at end of period	$8,058	$901

Operating Activities

Operating activities used $4.5 million of cash for the six months ended June 30, 2005 compared to providing $20.0 million of cash for the six months ended June 30, 2004 primarily due to a pension fund contribution of $12.0 million made in April 2005, money pool activity, and an income tax refund of $5.0 million received in the first quarter of 2004. Money pool activity used $6.3 million of Entergy New Orleans' operating cash flow for the six months ended June 30, 2005 compared to providing $3.6 million for the six months ended June 30, 2004.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
(In Thousands)

$7,758	$1,413	($1,805)	$1,783

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Financing Activities

Financing activities provided $27.7 million of cash for the six months ended June 30, 2005 compared to using $1.5 million of cash for the six months ended June 30, 2004 primarily because in June 2005, Entergy New Orleans issued $30 million of 4.98% Series First Mortgage Bonds due July 2010. The proceeds were used to retire, at maturity, $30 million of 8.125% Series First Mortgage Bonds due July 2005.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital.

In July 2005, Entergy Louisiana and Entergy New Orleans renewed their 364-day credit facilities with the same lender through May 2006. Entergy New Orleans increased the amount of its credit facility to $15 million, the same amount as Entergy Louisiana's facility. Either company can borrow up to the full amount on its respective facility, but at no time can the combined amount of outstanding borrowings on the two facilities exceed $15 million. There were no borrowings outstanding on either facility as of June 30, 2005. In July 2005, Entergy New Orleans granted the lender a security interest in its customer accounts receivables to secure its borrowings under this facility. Under the terms of the security agreement, Entergy New Orleans has the option to withdraw the security interest at any time.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation and proceedings, market and credit risks, environmental risks, and litigation risks. Following are updates to the information presented in the Form 10-K.

State and Local Rate Regulation

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings show that a decrease of $0.2 million in electric revenues is warranted and an increase of $3.9 million in gas revenues is warranted. The prescribed period for review by the City Council's Advisors and other parties has now commenced, and rate adjustments, if any, could be implemented as soon as September 2005.

In May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plan and generation performance-based rate plan for an additional three years. The filing requests a target equity component of the capital structure of 45%, an increase from the current target of 42%.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are below Entergy System average production costs to domestic utility companies whose production costs are above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005 forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if these gas prices occur as assumed, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy New Orleans does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

See the Form 10-K for discussion of the City Council resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies, and the state court decision dismissing the City Council's claims for lack of subject matter jurisdiction. The City Council has appealed that decision to the Louisiana Court of Appeal for the Fourth Circuit.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. Separately, Entergy submitted a letter advising the FERC that it intended to submit on or about May 27, 2005 the filing to implement the ICT proposal. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions and comments on the filing are due by August 5, 2005.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal is currently scheduled for August 2005, however certain intervenors have recently requested that the hearing be delayed until mid-September 2005.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

Federal Legislation

In late July 2005 the U.S. Congress passed broad new energy legislation, the Energy Policy Act of 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The President is expected to sign the Energy Policy Act in August 2005. The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and pension and other retirement costs.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$158,799	$159,221	$289,971	$271,797
Natural gas	31,128	27,116	91,223	84,307
TOTAL	189,927	186,337	381,194	356,104

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	54,843	53,078	135,939	109,589
Purchased power	66,001	65,398	122,783	124,317
Other operation and maintenance	30,143	27,235	50,990	48,551
Taxes other than income taxes	10,693	10,069	21,373	20,064
Depreciation and amortization	9,059	6,969	17,145	13,800
Other regulatory charges - net	1,254	708	2,509	1,416
TOTAL	171,993	163,457	350,739	317,737

OPERATING INCOME	17,934	22,880	30,455	38,367

OTHER INCOME
Allowance for equity funds used during construction	246	197	528	415
Interest and dividend income	308	157	526	327
Miscellaneous - net	(254)	1,106	(377)	812
TOTAL	300	1,460	677	1,554

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,518	3,844	7,004	7,710
Other interest - net	484	539	868	955
Allowance for borrowed funds used during construction	(185)	(190)	(417)	(412)
TOTAL	3,817	4,193	7,455	8,253

INCOME BEFORE INCOME TAXES	14,417	20,147	23,677	31,668

Income taxes	6,043	7,828	9,567	12,235

NET INCOME	8,374	12,319	14,110	19,433

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO
COMMON STOCK	$8,133	$12,078	$13,628	$18,951

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)
OPERATING ACTIVITIES
Net income	$14,110	$19,433
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	2,509	1,416
Depreciation and amortization	17,145	13,800
Deferred income taxes and investment tax credits	3,407	19,510
Changes in working capital:
Receivables	(2,215)	(2,936)
Fuel inventory	4,181	5,580
Accounts payable	(13,223)	(16,799)
Taxes accrued	6,045	(1,637)
Interest accrued	(403)	(413)
Deferred fuel costs	(20,837)	(9,802)
Other working capital accounts	(5,334)	6,138
Provision for estimated losses and reserves	(317)	(269)
Changes in pension liability	(9,955)	850
Changes in other regulatory assets	3,936	698
Other	(3,530)	(15,555)
Net cash flow provided by (used in) operating activities	(4,481)	20,014

INVESTING ACTIVITIES
Construction expenditures	(23,647)	(23,279)
Allowance for equity funds used during construction	528	415
Changes in other temporary investments - net	-	606
Net cash flow used in investing activities	(23,119)	(22,258)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	29,791	-
Retirement of long-term debt	(5)	-
Dividends paid:
Common stock	(1,600)	(800)
Preferred stock	(482)	(724)
Net cash flow provided by (used in) financing activities	27,704	(1,524)

Net increase (decrease) in cash and cash equivalents	104	(3,768)

Cash and cash equivalents at beginning of period	7,954	4,669

Cash and cash equivalents at end of period	$8,058	$901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$7,882	$8,782
Income taxes	-	($5,010)

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,640	$2,998
Temporary cash investments - at cost,
which approximates market	6,418	4,956
Total cash and cash equivalents	8,058	7,954
Accounts receivable:
Customer	40,156	47,356
Allowance for doubtful accounts	(3,444)	(3,492)
Associated companies	9,355	12,223
Other	5,691	7,329
Accrued unbilled revenues	38,721	24,848
Total accounts receivable	90,479	88,264
Deferred fuel costs	23,396	2,559
Fuel inventory - at average cost	-	4,181
Materials and supplies - at average cost	9,468	9,150
Prepayments and other	8,685	3,467
TOTAL	140,086	115,575

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259

UTILITY PLANT
Electric	717,279	699,072
Natural gas	192,759	183,728
Construction work in progress	25,315	33,273
TOTAL UTILITY PLANT	935,353	916,073
Less - accumulated depreciation and amortization	448,562	435,519
UTILITY PLANT - NET	486,791	480,554

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	37,101	40,354
Long term receivables	1,812	2,492
Other	21,629	20,540
TOTAL	60,542	63,386

TOTAL ASSETS	$690,678	$662,774

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$30,000	$30,000
Accounts payable:
Associated companies	30,807	30,563
Other	30,682	44,149
Customer deposits	18,005	17,187
Taxes accrued	2,219	2,592
Accumulated deferred income taxes	7,546	1,906
Interest accrued	4,354	4,757
Energy Efficiency Program provision	6,776	6,611
Other	2,696	3,477
TOTAL	133,085	141,242

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	52,582	47,062
Accumulated deferred investment tax credits	3,782	3,997
SFAS 109 regulatory liability - net	45,300	46,406
Accumulated provisions	9,006	9,323
Pension liability	26,890	36,845
Long-term debt	229,910	199,902
Other	3,853	3,755
TOTAL	371,323	347,290

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2005
and 2004	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	96,452	84,424
TOTAL	186,270	174,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$690,678	$662,774

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$38	$41	($3)	(7)
Commercial	40	42	(2)	(5)
Industrial	9	8	1	13
Governmental	17	18	(1)	(6)
Total retail	104	109	(5)	(5)
Sales for resale
Associated companies	35	30	5	17
Other	20	20	-	-
Total	$159	$159	$ -	-

Billed Electric Energy
Sales (GWh):
Residential	447	450	(3)	(1)
Commercial	552	545	7	1
Industrial	162	138	24	17
Governmental	243	245	(2)	(1)
Total retail	1,404	1,378	26	2
Sales for resale
Associated companies	400	390	10	3
Non-associated companies	6	5	1	20
Total	1,810	1,773	37	2

	Six Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$67	$71	($4)	(6)
Commercial	74	76	(2)	(3)
Industrial	16	14	2	14
Governmental	29	31	(2)	(6)
Total retail	186	192	(6)	(3)
Sales for resale
Associated companies	81	57	24	42
Non-associated companies	1	1	-	-
Other	22	22	-	-
Total	$290	$272	$18	7

Billed Electric Energy
Sales (GWh):
Residential	847	867	(20)	(2)
Commercial	1,071	1,070	1	-
Industrial	306	250	56	22
Governmental	468	470	(2)	-
Total retail	2,692	2,657	35	1
Sales for resale
Associated companies	1,006	750	256	34
Non-associated companies	10	15	(5)	(33)
Total	3,708	3,422	286	8

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income remained relatively unchanged for the second quarter, increasing $0.4 million, and increased slightly by $2.0 million for the six months ended June 30, 2005, compared to the same respective periods in 2004. The increase for the six months ended is primarily due to higher interest income earned on temporary cash investments.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$216,355	$52,536

Cash flow provided by (used in):
Operating activities	18,468	98,371
Investing activities	(18,035)	(24,944)
Financing activities	(81,590)	(69,943)
Net increase (decrease) in cash and cash equivalents	(81,157)	3,484

Cash and cash equivalents at end of period	$135,198	$56,020

Operating Activities

Cash flow from operations decreased $79.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to money pool activity. Money pool activity used $101.8 million of System Energy's operating cash flows for the six months ended June 30, 2005 and used $29.0 million for the six months ended June 30, 2004. System Energy's receivables from the money pool were as follows:

June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
(In Thousands)

$163,416	$61,592	$48,082	$19,064

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

The decrease of $6.9 million in net cash used in investing activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to a decrease of $14.0 million in construction expenditures resulting from the reclassification of inventory items to capital in 2004. The decrease was partially offset by the maturity of $6.5 million of other temporary investments, which provided cash in 2004.

Financing Activities

The increase of $11.6 million in net cash used in financing activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to an increase of $22.4 million in the January 2005 principal payment made on the Grand Gulf sale-leaseback compared to the January 2004 principal payment. The increase was partially offset by $13.2 million in bond refunding premiums and costs paid in 2004 related to System Energy refunding the bonds in May 2004 associated with its Grand Gulf Lease Obligation.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of market risks, nuclear matters, litigation risks, and environmental risks.

Federal Legislation

In late July 2005 the U.S. Congress passed broad new energy legislation, the Energy Policy Act of 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The President is expected to sign the Energy Policy Act in August 2005. The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and pension and other retirement benefits.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$126,364	$132,720	$251,154	$259,888

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	10,139	10,278	19,858	17,524
Nuclear refueling outage expenses	3,026	2,891	6,019	6,518
Other operation and maintenance	27,346	23,127	50,482	44,638
Decommissioning	6,240	5,805	12,368	11,505
Taxes other than income taxes	6,322	6,211	12,371	12,156
Depreciation and amortization	24,158	25,829	50,702	52,370
Other regulatory credits - net	(4,126)	(1,006)	(8,511)	(2,175)
TOTAL	73,105	73,135	143,289	142,536

OPERATING INCOME	53,259	59,585	107,865	117,352

OTHER INCOME
Allowance for equity funds used during construction	321	453	627	867
Interest and dividend income	3,672	1,569	6,517	2,925
Miscellaneous - net	(108)	(151)	(221)	(372)
TOTAL	3,885	1,871	6,923	3,420

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,812	15,949	25,668	31,189
Other interest - net	6	146	8	356
Allowance for borrowed funds used during construction	(102)	(146)	(199)	(281)
TOTAL	12,716	15,949	25,477	31,264

INCOME BEFORE INCOME TAXES	44,428	45,507	89,311	89,508

Income taxes	18,503	19,975	37,154	39,309

NET INCOME	$25,925	$25,532	$52,157	$50,199

See Notes to Respective Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$52,157	$50,199
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(8,511)	(2,175)
Depreciation, amortization, and decommissioning	63,070	63,875
Deferred income taxes and investment tax credits	(12,140)	(166,003)
Changes in working capital:
Receivables	(95,645)	(18,986)
Accounts payable	(4,750)	(6,032)
Taxes accrued	28,065	194,383
Interest accrued	(27,831)	(17,109)
Other working capital accounts	153	(3,605)
Provision for estimated losses and reserves	50	(1,886)
Changes in other regulatory assets	(9,080)	11,319
Other	32,930	(5,609)
Net cash flow provided by operating activities	18,468	98,371

INVESTING ACTIVITIES
Construction expenditures	(7,982)	(22,011)
Allowance for equity funds used during construction	627	867
Nuclear fuel purchases	-	(45,460)
Proceeds from sale/leaseback of nuclear fuel	-	45,640
Decommissioning trust contributions and realized
change in trust assets	(10,680)	(10,462)
Changes in other temporary investments - net	-	6,482
Net cash flow used in investing activities	(18,035)	(24,944)

FINANCING ACTIVITIES
Retirement of long-term debt	(28,790)	(6,348)
Other financing activities	-	(13,195)
Dividends paid:
Common stock	(52,800)	(50,400)
Net cash flow used in financing activities	(81,590)	(69,943)

Net increase (decrease) in cash and cash equivalents	(81,157)	3,484

Cash and cash equivalents at beginning of period	216,355	52,536

Cash and cash equivalents at end of period	$135,198	$56,020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$50,605	$46,318
Income taxes	$14,522	-

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$10	$399
Temporary cash investments - at cost,
which approximates market	135,188	215,956
Total cash and cash equivalents	135,198	216,355
Accounts receivable:
Associated companies	208,818	111,588
Other	2,148	3,733
Total accounts receivable	210,966	115,321
Materials and supplies - at average cost	55,591	53,427
Deferred nuclear refueling outage costs	3,982	9,510
Prepayments and other	4,378	1,007
TOTAL	410,115	395,620

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	220,696	205,083

UTILITY PLANT
Electric	3,238,587	3,232,314
Property under capital lease	469,993	469,993
Construction work in progress	29,345	28,743
Nuclear fuel under capital lease	51,265	65,572
TOTAL UTILITY PLANT	3,789,190	3,796,622
Less - accumulated depreciation and amortization	1,834,908	1,780,450
UTILITY PLANT - NET	1,954,282	2,016,172

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	95,081	96,047
Other regulatory assets	307,354	296,305
Other	19,223	19,578
TOTAL	421,658	411,930

TOTAL ASSETS	$3,006,751	$3,028,805

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$22,989	$25,266
Accounts payable:
Associated companies	3,071	3,880
Other	17,110	21,051
Taxes accrued	113,840	46,468
Accumulated deferred income taxes	1,330	3,477
Interest accrued	15,167	42,998
Obligations under capital leases	27,716	27,716
Other	1,781	1,621
TOTAL	203,004	172,477

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	367,694	421,466
Accumulated deferred investment tax credits	73,874	75,612
Obligations under capital leases	23,548	37,855
Other regulatory liabilities	246,722	210,863
Decommissioning	348,261	335,893
Accumulated provisions	2,428	2,378
Long-term debt	823,123	849,593
Other	24,156	28,084
TOTAL	1,909,806	1,961,744

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2005 and 2004	789,350	789,350
Retained earnings	104,591	105,234
TOTAL	893,941	894,584

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,006,751	$3,028,805

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

NOTES TO RESPECTIVE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Nuclear Insurance (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear liability and property and replacement power insurance associated with Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear power plants.

Nuclear Decommissioning and Other Retirement Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear decommissioning costs. In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that reflected an expected life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

Income Taxes (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding certain material income tax audit matters involving the domestic utility companies and System Energy. Following is an update to that disclosure.

Mark to Market of Certain Power Contracts

As discussed in the Form 10-K, in 2001, Entergy Louisiana changed its method of accounting for income tax purposes related to its wholesale electric power contracts. The most significant of these is the contract to purchase power from the Vidalia hydroelectric project. On audit of Entergy Louisiana's 2001 tax return, the IRS made an adjustment reducing the amount of the deduction associated with this method change. The adjustment had no material impact on Entergy Louisiana's earnings and required no additional cash payment of 2001 income tax. The Vidalia contract method change has resulted in cumulative cash flow benefits of approximately $790 million through June 30, 2005. This benefit is expected to reverse in the years 2005 through 2031. The tax accounting election has had no effect on book income tax expense. The timing of the reversal of this benefit depends on several variables, including the price of power.

CashPoint Bankruptcy (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

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

Employment Litigation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy New Orleans, and Entergy Mississippi as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently, there are approximately 480 lawsuits involving approximately 10,000 claims. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the domestic utility companies involved in these lawsuits.

NOTE 2. RATE AND REGULATORY MATTERS

Retail Rate Proceedings

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding retail rate proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Filings with the LPSC

Global Settlement (Entergy Gulf States and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Under the settlement, there was no change to Entergy Gulf States' retail rates at that time.

Retail Rates - Electric

(Entergy Louisiana)

Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase in January 2004. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that included an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in June 2005 and expects to refund excess revenue collected during May 2005, including interest, in the third quarter of 2005.

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

(Entergy Gulf States)

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. Subject to the consideration of comments expected to be filed by the LPSC staff and intervenors in the third quarter 2005, rate changes associated with the formula rate plan are scheduled to take effect with the first billing cycle in October 2005.  Any disputed issues will be subject to further investigation by the LPSC, with any resolution of such issues being made effective October 2005.

Retail Rates - Gas (Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

Filings with the PUCT (Entergy Gulf States)

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Electric Industry Restructuring and the Continued Application of SFAS 71." The rider requests $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States has reached an agreement with parties with respect to the date upon which cost recovery and cost reconciliation would begin.  The parties have agreed that Entergy Gulf States will implement the rider after approval by the PUCT which could be up to 185 days from the date of filing but will reconcile and recover incremental purchased capacity costs incurred beginning September 1, 2005. The September 1, 2005 agreed upon date for the beginning of the cost recovery and cost reconciliation as well as the requested amount and the processes for implementing the rider are subject to PUCT action and approval. If approved by the PUCT, the rider would be subject to semi-annual modifications and reconciliation in conjunction with Entergy Gulf States' fuel reconciliation proceedings. Also see "Electric Industry Restructuring and the Continued Application of SFAS 71" below for discussion of the provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and for recovery of transition to competition costs.

Filings with the City Council (Entergy New Orleans)

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings show that a decrease of $0.2 million in electric revenues is warranted and an increase of $3.9 million in gas revenues is warranted. The prescribed period for review by the City Council's Advisors and other parties has now commenced, and rate adjustments, if any, could be implemented as soon as September 2005.

In May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plan and generation performance-based rate plan for an additional three years. The filing requests a target equity component of the capital structure of 45%, an increase from the current target of 42%.

Deferred Fuel Costs

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

(Entergy Arkansas)

In March 2005, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2005 through March 2006. The filed energy cost rate, which accounts for 15 percent of a typical residential customer's bill using 1,000 kWh per month, increased 31 percent primarily attributable to a true-up adjustment for an under-recovery balance of $11.2 million and a nuclear refueling adjustment resulting from outages scheduled in 2005 at ANO 1 and 2.

(Entergy Gulf States)

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. This amount includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to reconcile and roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in a January 2001 proceeding that is now on appeal. On January 31, 2005, the ALJ issued a Proposal for Decision that recommended disallowing $10.7 million (excluding interest) related to these two issues. In April 2005, the PUCT issued an order reversing in part the ALJ's Proposal for Decision and allowing Entergy Gulf States to recover a part of its request related to the imputed capacity and River Bend payment issues. The PUCT's order reduced the disallowance in the case to $8.3 million. Both Entergy Gulf States and certain cities served by Entergy Gulf States filed motions for rehearing on these issues which were denied by the PUCT. Entergy Gulf States and certain Cities filed appeals to the Travis County District Court. The appeals are pending. Any disallowance will be netted against Entergy Gulf States' under-recovered costs and will be included in its deferred fuel costs balance.

In January 2001, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States was reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. In August 2002, the PUCT reduced Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at that time. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States is challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The case was argued before the Travis County Texas District Court in August 2003 and the Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals. Oral argument before the appellate court occurred in September 2004 and in May 2005, the appellate court affirmed the lower court's decision affirming the PUCT's disallowance. Entergy Gulf States has filed a motion for rehearing with the appellate court in this case.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 31, 2002. Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established, and the LPSC staff has not yet issued its audit report. In June 2005, the LPSC expanded the audit to include the years through 2004.

(Entergy Louisiana)

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The settlement approved by the LPSC in March 2005, discussed above, resolves the uprate imprudence disallowance and is no longer at issue in this proceeding. Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues. Also, in July 2005, the LPSC expanded the audit to include the years 2002 through 2004. A procedural schedule has been established and LPSC staff and intervenor testimony is due in November 2005.

(Entergy Mississippi)

In January 2005, the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi's fuel over-recoveries for the third quarter of 2004 of $21.3 million will be deferred from the first quarter 2005 energy cost recovery rider adjustment calculation. The deferred amount of $21.3 million plus carrying charges is being refunded through the energy cost recovery rider in the second and third quarters of 2005 at a rate of 45% and 55%, respectively.

(Entergy New Orleans)

As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, the City Council passed resolutions implementing a package of measures developed by Entergy New Orleans and the Council Advisors to protect customers from potential gas price spikes during the 2004 - 2005 winter heating season including the deferral of collection of up to $6.2 million of gas costs associated with a cap on the purchased gas adjustment in November and December 2004 and in the event that the average residential customer's gas bill were to exceed a threshold level. The deferrals of $1.7 million resulting from these caps will receive accelerated recovery over a seven-month period that began in April 2005.

In November 2004, the City Council directed Entergy New Orleans to confer with the City Council Advisors regarding possible modification of the current gas cost collection mechanism in order to address concerns regarding its fluctuations particularly during the winter heating season. In June 2005, Entergy New Orleans filed a new purchased gas adjustment tariff with the City Council. If approved by the City Council, the tariff would be effective in the fourth quarter of 2005.

Fuel Adjustment Clause Litigation

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers with the City Council alleging that Entergy New Orleans and certain affiliates engaged in fuel procurement and power purchasing practices and included certain costs in its fuel adjustment charges that could have resulted in its customers being overcharged by more than $100 million over a period of years. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiff's claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

Louisiana (Entergy Gulf States and Entergy Louisiana)

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

Texas (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request.

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "Filings with the PUCT," in July 2005 Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2007. In addition to borrowing from commercial banks, the domestic utility companies and System Energy are authorized to borrow from Entergy's money pool. The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. The following are the short-term borrowings from the money pool and the SEC-authorized limits for short-term borrowings for the domestic utility companies and System Energy as of June 30, 2005:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$235	-
Entergy Gulf States	$340	$149.4
Entergy Louisiana	$225	$110.7
Entergy Mississippi	$160	-
Entergy New Orleans	$100	-
System Energy	$140	-

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2005

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Louisiana	April 2006	$85 million (a)	-
Entergy Louisiana	May 2006	$15 million (b)	-
Entergy Mississippi	May 2006	$25 million	-
Entergy New Orleans	May 2006	$15 million (b)	-

(a)	The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million.
(b)	The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million.

The 364-day credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas and Entergy Louisiana credit facilities each require the respective company to maintain total shareholders' equity of at least 25% of its total assets. In July 2005, Entergy New Orleans granted the lender a security interest in its customer accounts receivables to secure its borrowings under its facility. Under the terms of the security agreement, Entergy New Orleans has the option to withdraw the security interest at any time.

The following long-term debt has been issued by the domestic utility companies and System Energy in 2005:
	Issue Date	Amount
		(In Thousands)
Mortgage Bonds:
5.66% Series due February 2025 - Entergy Arkansas	January 2005	$175,000
6.18% Series due March 2035 - Entergy Gulf States	February 2005	$85,000
5.70% Series due June 2015 - Entergy Gulf States	May 2005	$200,000
4.50% Series due June 2010 - Entergy Arkansas	May 2005	$100,000
4.67% Series due June 2010 - Entergy Louisiana	May 2005	$55,000
4.98% Series due July 2010 - Entergy New Orleans	June 2005	$30,000
Issuances after balance sheet date:
5.12% Series due August 2010 - Entergy Gulf States	July 2005	$100,000

Other Long-Term Debt:
5.00% Series due January 2021, Independence County - Arkansas (Entergy Arkansas)	March 2005	$45,000

The following long-term debt was retired by the domestic utility companies and System Energy thus far in 2005:

	Retirement Date	Amount
		(In Thousands)
Mortgage Bonds:
7.00% Series due October 2023 - Entergy Arkansas	February 2005	$175,000
Retirements after balance sheet date:
6.125% Series due July 2005 - Entergy Arkansas	July 2005	$100,000
8.125% Series due July 2005 - Entergy New Orleans	July 2005	$30,000
6.77% Series due August 2005 - Entergy Gulf States	August 2005	$98,000

Other Long-Term Debt:
Grand Gulf Lease Obligation payment, (System Energy)	N/A	$28,790
8.75% Junior Subordinated Deferrable Interest Debentures due 2046 (Entergy Gulf States)	March 2005	$87,629
6.25% Series due January 2021, Independence County - Arkansas (Entergy Arkansas)	April 2005	$45,000
9.0% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$45,000
7.5% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$41,600
7.7% Series due December 2014, West Feliciana Parish - Louisiana (Entergy Gulf States)	June 2005	$94,000

Entergy Arkansas used the proceeds from the March 2005 issuance to redeem, prior to maturity, $45 million of 6.25% Series of Independence County bonds in April 2005. The issuance and retirement do not appear on the cash flow statement because the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

In June 2005, Entergy Louisiana purchased its $55 million of 4.9% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

Tax Exempt Bond Audit (Entergy Louisiana)

The Internal Revenue Service (IRS) is auditing certain Tax Exempt Bonds (Bonds) issued by St. Charles Parish, State of Louisiana (the Issuer). The Bonds were issued to finance previously unfinanced acquisition costs expended by Entergy Louisiana to acquire certain radioactive solid waste disposal facilities (the Facilities) at the Waterford Steam Electric Generating Station. In March and April 2005, the IRS issued proposed adverse determinations that the Issuer's 7.0% Series bonds due 2022, 7.5% Series bonds due 2021, and 7.05% Series bonds due 2022 are not tax exempt. The stated basis for these determinations was that radioactive waste did not constitute "solid waste" within the provisions of the Internal Revenue Code and therefore the Facilities did not qualify as solid waste disposal facilities. The Issuer has requested administrative appeals of the proposed adverse determinations with respect to the Bonds to the IRS Office of Appeals. The Issuer and Entergy Louisiana intend to continue to contest vigorously these matters. The three series of Bonds are the only series of bonds issued by the Issuer for the benefit of Entergy Louisiana that are the subject of audits by the IRS.

NOTE 4. PREFERRED STOCK

(Entergy Mississippi)

In June 2005, Entergy Mississippi issued 1,200,000 shares of $25 par value 6.25% Series Preferred Stock, all of which are outstanding as of June 30, 2005. The dividends are cumulative and will be payable quarterly beginning November 1, 2005. The preferred stock is redeemable on or after July 1, 2010, at Entergy Mississippi's option, at the call price of $25 per share. The proceeds from this issuance were used in the third quarter of 2005 to redeem all $20 million of Entergy Mississippi's $100 par value 8.36% Series Preferred Stock and all $10 million of Entergy Mississippi's $100 par value 7.44% Series Preferred Stock.

NOTE 5. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the second quarters of 2005 and 2004, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,329	$2,704	$1,957	$1,005	$436	$944
Interest cost on projected
benefit obligation	9,115	7,235	5,525	2,998	1,148	1,413
Expected return on assets	(9,009)	(9,709)	(6,666)	(3,566)	(731)	(1,324)
Amortization of transition asset	-	-	-	-	-	(69)
Amortization of prior service cost	415	378	163	128	57	17
Amortization of loss	1,613	1,213	730	527	151	229
Net pension cost	$5,463	$1,821	$1,709	$1,092	$1,061	$1,210

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,923	$2,416	$1,715	$946	$424	$824
Interest cost on projected
benefit obligation	8,616	7,108	5,178	2,890	1,041	1,231
Expected return on assets	(9,288)	(9,931)	(6,937)	(3,694)	(625)	(1,053)
Amortization of transition asset	-	-	-	-	-	(79)
Amortization of prior service cost	417	465	189	141	57	18
Amortization of loss	762	32	82	132	151	193
Net pension cost	$3,430	$90	$227	$415	$1,048	$1,134

The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the six months ended June 30, 2005 and 2004, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,658	$5,408	$3,914	$2,010	$872	$1,888
Interest cost on projected
benefit obligation	18,230	14,470	11,050	5,996	2,296	2,826
Expected return on assets	(18,018)	(19,418)	(13,332)	(7,132)	(1,462)	(2,648)
Amortization of transition asset	-	-	-	-	-	(138)
Amortization of prior service cost	830	756	326	256	114	34
Amortization of loss	3,226	2,426	1,460	1,054	302	458
Net pension cost	$10,926	$3,642	$3,418	$2,184	$2,122	$2,420

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,926	$4,870	$3,440	$1,900	$850	$1,670
Interest cost on projected
benefit obligation	17,232	14,218	10,362	5,782	2,082	2,464
Expected return on assets	(18,534)	(19,822)	(13,732)	(7,384)	(1,552)	(2,088)
Amortization of transition asset	-	-	-	-	-	(160)
Amortization of prior service cost	834	930	378	282	114	36
Amortization of loss	1,632	674	376	414	208	304
Net pension cost	$7,090	$870	$824	$994	$1,702	$2,226

Components of Net Other Postretirement Benefit Cost

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the second quarters of 2005 and 2004, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,157	$1,634	$689	$363	$192	$415
Interest cost on APBO	2,589	2,924	1,673	833	789	394
Expected return on assets	(1,637)	(1,366)	-	(669)	(579)	(387)
Amortization of transition obligation	205	947	95	88	435	4
Amortization of prior service cost	(173)	-	18	(46)	10	(139)
Amortization of loss	1,276	770	691	471	211	146
Net other postretirement benefit cost	$3,417	$4,909	$3,166	$1,040	$1,058	$433

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$827	$1,415	$614	$245	$178	$341
Interest cost on APBO	2,394	2,871	1,644	703	810	371
Expected return on assets	(1,529)	(1,256)	-	(631)	(558)	(316)
Amortization of transition obligation	(132)	1,147	300	(43)	529	4
Amortization of prior service cost	63	-	56	26	20	(83)
Amortization of loss	1,112	514	457	349	99	99
Net other postretirement benefit cost	$2,735	$4,691	$3,071	$649	$1,078	$416

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2005 and 2004, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,314	$3,268	$1,378	$726	$384	$830
Interest cost on APBO	5,178	5,848	3,346	1,666	1,578	788
Expected return on assets	(3,274)	(2,732)	-	(1,338)	(1,158)	(774)
Amortization of transition obligation	410	1,894	190	176	870	8
Amortization of prior service cost	(346)	-	36	(92)	20	(278)
Amortization of loss	2,552	1,540	1,382	942	422	292
Net other postretirement benefit cost	$6,834	$9,818	$6,332	$2,080	$2,116	$866

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,459	$2,944	$1,333	$721	$382	$729
Interest cost on APBO	5,227	5,812	3,344	1,581	1,637	759
Expected return on assets	(3,131)	(2,491)	-	(1,284)	(1,124)	(626)
Amortization of transition obligation	477	2,295	600	211	1,058	7
Amortization of prior service cost	63	-	56	26	20	(175)
Amortization of loss	2,185	1,163	1,020	697	256	231
Net other postretirement benefit cost	$7,280	$9,723	$6,353	$1,952	$2,229	$925

Employer Contributions

The domestic utility companies and System Energy expect to contribute the following to pension plans in 2005:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2005 pension contributions disclosed in Form 10-K	$20,560	$18,948	$2,622	$3,416	$15,667	$9,266
Revised expected 2005 pension contributions	$13,802	$21,893	-	$3,416	$21,281	$12,305
Pension contributions made through July 2005	$4,003	$14,818	-	$1,025	$14,404	$7,694
Remaining estimated pension contributions to be made in 2005	$9,799	$7,075	-	$2,391	$6,877	$4,611

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2004 Accumulated Postretirement Benefit Obligation (APBO), the second quarter 2005 and 2004 other postretirement benefit cost, and the six months ended June 30, 2005 and 2004 other postretirement benefit cost for the domestic utility companies and System Energy as follows:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Reduction in 12/31/2004 APBO	($35,928)	($31,846)	($20,085)	($12,227)	($9,742)	($4,982)
Reduction in second quarter 2005
other postretirement benefit cost	($1,446)	($1,269)	($790)	($476)	($350)	($245)
Reduction in second quarter 2004
other postretirement benefit cost	($777)	($821)	($605)	($250)	($261)	($161)
Reduction in six months ended June 30, 2005 other postretirement benefit cost	($2,892)	($2,538)	($1,580)	($952)	($700)	($490)
Reduction in six months ended June 30, 2004 other postretirement benefit cost	($1,275)	($1,375)	($837)	($406)	($405)	($214)

For further information on the Medicare Act refer to Note 10 to the domestic utility companies and System Energy's financial statements in the Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2005, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Following is an update to that discussion.

Entergy New Orleans Fuel Clause Lawsuit

See "Entergy New Orleans Fuel Clause Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the complaint filed with the City Council by a group of ratepayers alleging that Entergy New Orleans and certain affiliates engaged in fuel procurement and power purchasing practices and included certain costs in its fuel adjustment charges that could have resulted in its customers being overcharged by more than $100 million over a period of years. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiff's claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.

Entergy New Orleans Rate of Return Lawsuit

See "Entergy New Orleans Rate of Return Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the hearing set before the City Council regarding the effect of the provision of the 1922 Ordinance in setting lawful rates. The hearing concluded in June 2005.

Texas Power Price Lawsuit

See "Texas Power Price Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the lawsuit filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. The plaintiff's appeal of the district court's dismissal of the lawsuit has been briefed and oral arguments are expected to be heard by the Court of Appeals this year.

Entergy Louisiana Formula Ratemaking Plan Lawsuit

See "Entergy Louisiana Formula Ratemaking Plan Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the complaint filed against Entergy Louisiana and the LPSC in state court in East Baton Rouge Parish on behalf of a group of Entergy Louisiana ratepayers. This case has been abandoned by operation of law.

Fiber Optic Cable Litigation

See "Fiber Optic Cable Litigation" in Part I, Item 1 of the Form 10-K for a discussion of the litigation filed by several property owners in state court in St. James Parish, Louisiana against Entergy Louisiana, Entergy Services, Entergy Technology Holding Company (ETHC), and Entergy Technology Company (ETC) purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants. The Louisiana Fifth Circuit Court of Appeal has denied Entergy's appeal of the trial court's order certifying a class. Entergy is seeking appellate review before the Louisiana Supreme Court.

With respect to the separate lawsuits filed by several property owners against Entergy Corporation, Entergy Mississippi, Entergy Services, ETHC, and ETC in state court in various counties in Mississippi alleging that Entergy Mississippi installed fiber optic cable across their properties without obtaining appropriate easements, plaintiffs in some of the lawsuits have agreed to dismiss the lawsuits based on evidence that there was no fiber optic cable running across their property.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

4/01/2005-4/30/2005	1,082,100	$71.56	1,082,100	$668,580,091
5/01/2005-5/31/2005	2,039,400	$72.14	2,039,400	$531,610,303
6/01/2005-6/30/2005	432,900	$75.36	432,900	$520,169,627
Total	3,554,400	$72.35	3,554,400

(1)

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. See Note 7 to the consolidated financial statements in the Form 10-K for additional discussion of the stock-based compensation plans. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date. In August 2004, Entergy announced a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. The program extends through the end of 2006. This repurchase program is incremental to the existing authority to repurchase shares to fund the exercise of employee stock options. The amount of repurchases under the program may vary as a result of material changes in business results or capital spending, or as a result of material new investment opportunities.

(2)

Maximum amount of shares that may yet be repurchased relates only to the $1.5 billion plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

Election of Board of Directors

Entergy Corporation

The annual meeting of stockholders of Entergy Corporation was held on May 13, 2005. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

  Election of Directors:

Name of Nominee	Votes For	Votes Withheld

Maureen S. Bateman	189,249,148	2,266,155
W. Frank Blount	185,747,483	5,767,820
Simon D. deBree	189,220,546	2,294,757
Claiborne P. Deming	189,372,818	2,142,485
Alexis M. Herman	189,015,162	2,500,141
Donald C. Hintz	187,510,762	4,004,541
J. Wayne Leonard	187,755,699	3,759,604
Robert v.d. Luft	187,644,635	3,870,668
Kathleen A. Murphy	189,219,495	2,295,808
James R. Nichols	187,612,722	3,902,581
William A. Percy, II	189,167,248	2,348,055
Dennis H. Reilley*	189,064,868	2,450,435
Steven V. Wilkinson	189,221,507	2,293,796

  * Mr. Reilley resigned from the Board effective May 20, 2005.

  Ratify the appointment of independent public accountants, Deloitte & Touche LLP for the year 2005: 189,485,156 votes for; 558,689 votes against; 1,471,459 abstentions; and 1 broker non-vote.

  Stockholder proposal regarding Independent Chairman of the Board: 65,527,431 votes for; 105,745,046 votes against; 2,279,345 abstentions; and 17,963,481 broker non-votes.

  Stockholder proposal regarding Majority Election of Directors: 70,538,898 votes for; 100,532,385 votes against; 2,480,539 abstentions; and 17,963,481 broker non-votes.

Entergy Arkansas

A consent in lieu of a meeting of common stockholders was executed on May 27, 2005. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

Entergy Gulf States

A consent in lieu of a meeting of common stockholders was executed on May 27, 2005. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Joseph F. Domino, Chairman, E. Renae Conley, Leo P. Denault, Mark Savoff, and Richard J. Smith.

Entergy Louisiana

A consent in lieu of a meeting of common stockholders was executed on May 27, 2005. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

Entergy Mississippi

A consent in lieu of a meeting of common stockholders was executed on May 27, 2005. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

Entergy New Orleans

A consent in lieu of a meeting of common stockholders was executed on May 27, 2005. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

System Energy

A consent in lieu of a meeting of common stockholders was executed on May 27, 2005. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Gary J. Taylor, Chairman, Steven C. McNeal, and Leo P. Denault.

Item 5. Other Information

Property and Other Generation Resources

See "Part I, Item 1" in the Form 10-K for a discussion of the affiliate purchased power agreements (PPAs) filed by Entergy with the FERC. On June 30, 2005, the FERC ALJ issued an initial decision finding, among other things, that the PPAs are just and reasonable and not unduly discriminatory, except for the Entergy Arkansas retained share of Grand Gulf portion (19MW) of the Entergy Arkansas 110MW PPAs with Entergy Louisiana and Entergy New Orleans. The ALJ therefore removed the 19MW attributable to the Entergy Arkansas retained share from the PPA with Entergy Louisiana. Because the City Council desired to keep the retained share in the PPA with Entergy New Orleans, the ALJ did not remove the 19MW from that PPA. There is no deadline with respect to when a final decision will be issued by the FERC.

On June 28, 2005, a proposed recommendation was issued by an LPSC ALJ regarding the River Bend PPA between Entergy Gulf States and Entergy Louisiana and the PPA between Entergy Arkansas and Entergy Louisiana for capacity from a portion of Entergy Arkansas' coal and nuclear fueled base load resources (EAI WBL).  The ALJ found that once certain transmission issues are resolved, Entergy Louisiana should be encouraged to acquire as much of the 30% share of River Bend as Entergy Gulf States receives authorization to make available. The ALJ further found that the River Bend PPA offers the lowest cost when compared to proposals submitted in response to the Entergy Fall 2002 and Spring 2003 requests for proposal for supply side resources, that it should be dispatchable by the Entergy System, and that it provides Entergy Louisiana with a diverse solid fuel resource that should offer price stability during a time of rising gas prices.  Entergy believes that the transmission issues have been resolved.  With respect to the EAI WBL, the LPSC ALJ found that because there are no transmission issues with respect to this contract and because the pricing of the PPA is to be at the revised MSS-4 price (except for the Grand Gulf related portion of the PPA, which would be priced at $46) the PPA is attractive to ratepayers.  The LPSC ALJ also determined that the FERC is the regulatory body with jurisdiction to determine whether a right of first refusal to the underlying EAI WBL resources exists under the System Agreement and that if the FERC were to determine that such a right of first refusal does exist, the LPSC may want to direct Entergy Louisiana to exercise that right.  In a June 30, 2005 decision, the presiding FERC ALJ determined that such a right of first refusal does not exist.  A final decision from the LPSC is expected in the late third quarter or fourth quarter of 2005.

Federal Regulation

FERC Audits

See "FERC Audits" in Part I, Item 1 in the Form 10-K for a discussion of audits and reviews initiated by the FERC. The FERC is currently reviewing certain wholesale sales and purchases involving EPMC that occurred during the 1998-2001 time period and similar transactions that Entergy-Koch Trading may have undertaken. EPMC was an Entergy subsidiary engaged in non-regulated wholesale marketing and trading activities prior to the formation of Entergy-Koch. Entergy is working with the FERC investigation staff to provide information regarding these transactions.

Other Customer-initiated Proceedings at the FERC

See the Form 10-K for a discussion of the complaint filed with the FERC in February 2005 by ExxonMobil Chemical Company and ExxonMobil Refining & Supply Company (ExxonMobil) against Entergy Services and the domestic utility companies. On April 18, 2005, the FERC (1) rejected as unfounded ExxonMobil's allegation concerning the netting of its station power needs; and (2) set for hearing the question of whether the facility upgrades and related charges are subject to FERC jurisdiction and, if so, when they became subject to FERC jurisdiction, whether the monthly facility charge violated FERC pricing policy, and whether any refunds are appropriate. The FERC then held the hearing in abeyance in order to provide the parties an opportunity to settle their dispute before hearing procedures commence. Settlement discussions are underway.

On January 24, 2005 Cottonwood Energy Company, L.P., an independent generator, filed with the FERC a rate schedule for reactive power that proposes to impose on Entergy Gulf States a rate for reactive supply service allegedly supplied by Cottonwood's electric generating facility. Cottonwood has proposed a fixed monthly charge ($3.4 million annually), which according to Cottonwood represents its revenue requirement for reactive power service. Entergy believes that independent generators should only be compensated for reactive power to the extent that they have an affirmative and continual obligation to provide reactive power support beyond their power factor range when directed to do so by the transmission provider, and is opposing Cottonwood's rate schedule. On March 23, 2005, the FERC accepted Cottonwood's proposed reactive power rate schedule for filing effective on February 1, 2005, subject to refund, and established hearing and settlement judge procedures. A hearing in this proceeding is currently scheduled to commence in January 2006, with an ALJ initial decision scheduled to be issued by April 2006. A similar filing was made by Union Power Partners in May 2005 requesting $4.15 million annually. On July 15, 2005, the FERC accepted Union Power Partners' proposed reactive power rate schedule for filing, effective May 18, subject to refund and established hearing and settlement judge procedures. In the event that Cottonwood and UPP are successful, Entergy anticipates that other merchant plants located on Entergy's transmission system may request similar compensation.

Environmental Regulation

See "PART I, Item 1, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K for information related to the hazardous air pollutant emissions reduction programs. In March 2005, the EPA issued a rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule establishes "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons beginning in 2010. The rule has been challenged in the United States Court of Appeals for the District of Columbia Circuit. Unless the rule is stayed, however, the compliance deadlines remain in effect. The rule is also being challenged by various members of the U.S. Senate through a process called the Congressional Review Act. Entergy will continue to monitor these developments.

Entergy owns units that will be subject to the mercury emissions regulations and is studying compliance options in order to determine the best control alternative. Entergy estimates that any necessary capital expenditures for its coal facilities will occur through 2009 and will be approximately $26 million, including $15.4 million at Entergy Arkansas, $4.9 million at Entergy Gulf States, and $5.3 million at Entergy Mississippi. Ongoing operating costs will increase beginning in 2010.

See "PART I, Item 1, Clean Air Act and Subsequent Amendments, Interstate Air Transport" in the Form 10-K for information related to SO2 and NOX emissions reduction programs. In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which will reduce SO2 and NOX emissions from electric generation plants in order to improve air quality in 29 eastern states. The rule will require a combination of capital investment to install pollution control equipment and increased operating costs. Entergy's capital investment and annual operation and maintenance allowance purchase costs will depend on the economic assessment of NOX and SO2 allowance markets, the cost of control technologies, and unit usage. Entergy estimates that the capital expenditures for its Fossil generation fleet will occur through 2009 and will be approximately $90 million, including $2.9 million at Entergy Arkansas, $17 million at Entergy Gulf States, $36.1 million at Entergy Louisiana, $6.2 million at Entergy Mississippi, and $27.4 million at Entergy New Orleans.

The capital financial impact could be offset by emission markets which allow for purchases or use of allocated credits; however, the allocation of the emission allowances and the set up of the market will determine the ultimate cost to Entergy. Entergy believes that the allocation is unfairly skewed towards states with relatively higher emissions by the use of a fuel-adjustment factor in the final rule that was not included in the draft rule. Entergy will continue to study the final rule's impact to its generation fleet and will work to ensure that all states are treated fairly in the allocation of emission credits. Entergy has filed a Petition for Reconsideration with the EPA and a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit concerning the final rule's use of fuel-adjustment factors.

Election of Directors

On July 29, 2005, the Board elected two new members, Gary W. Edwards and Stuart L. Levenick.  There is no arrangement or understanding between either of the newly-elected directors and any person pursuant to which each was selected as a director.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:
	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2000	2001	2002	2003	2004	2005

Entergy Arkansas	3.01	3.29	2.79	3.17	3.37	3.64
Entergy Gulf States	2.60	2.36	2.49	1.51	3.04	2.82
Entergy Louisiana	3.33	2.76	3.14	3.93	3.60	3.80
Entergy Mississippi	2.33	2.14	2.48	3.06	3.41	3.34
Entergy New Orleans	2.66	(a)	(b)	1.73	3.60	3.28
System Energy	2.41	2.12	3.25	3.66	3.95	4.25

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends
	Twelve Months Ended
	December 31,					June 30,
	2000	2001	2002	2003	2004	2005

Entergy Arkansas	2.70	2.99	2.53	2.79	2.98	3.22
Entergy Gulf States	2.39	2.21	2.40	1.45	2.90	2.69
Entergy Louisiana	2.93	2.51	2.86	3.46	3.16	3.34
Entergy Mississippi	2.09	1.96	2.27	2.77	3.07	3.00
Entergy New Orleans	2.43	(a)	(b)	1.59	3.31	2.99

(a)

Earnings for the twelve months ended December 31, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.

(b)

Earnings for the twelve months ended December 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

Item 6. Exhibits *

**	4(a)	Sixtieth Supplemental Indenture, dated as of May 1, 2005, to Entergy Louisiana's Mortgage and Deed of Trust, dated as of April 1, 1944 (A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086).

**	4(b)

Seventieth Supplemental Indenture, dated as of May 1, 2005, to Entergy Gulf States' Indenture of Mortgage, dated as of September 1, 1926 (A-3(iv) to Rule 24 Certificate dated June 2, 2005 in 70-10158).

	4(c)	Sixty-fifth Supplemental Indenture, dated as of May 1, 2005, to Entergy Arkansas' Mortgage and Deed of Trust, dated as of October 1, 1944.

4(d)

Credit Agreement, dated as of May 25, 2005, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., BNP Paribas, J. P. Morgan Chase Bank, The Royal Bank of Scotland plc, Barclays Bank PLC, Calyon New York Branch, KeyBank National Association, Morgan Stanley Bank, The Bank of New York, Wachovia Bank, N.A., Credit Suisse First Boston (Cayman Islands Branch), Lehman Brothers Bank (FSB), Regions Bank, Societe Generale, Union Bank of California, N.A., Bayerische Hypo-und Vereinsbank AG (New York Branch), Mellon Bank, N.A., KBC Bank N.V., Mizuho Corporate Bank Limited, West LB AG, New York Branch, and UFJ Bank Limited, Citibank, N.A., as Administrative Agent and LC Issuing Bank, and ABN AMRO Bank, N.V., as LC Issuing Bank.

	4(e)	Fourteenth Supplemental Indenture, dated as of June 1, 2005, to Entergy New Orleans' Mortgage and Deed of Trust, dated as of May 1, 1987.

4(f)

Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent.

4(g)

Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent.

**	4(h)

Seventy-first Supplemental Indenture, dated as of July 1, 2005, to Entergy Gulf States' Indenture of Mortgage, dated as of September 1, 1926 (A-3(v) to Rule 24 Certificate dated July 21, 2005 in 70-10158).

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	31(j) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	32(a) -	Section 1350 Certification for Entergy Corporation.

	32(b) -	Section 1350 Certification for Entergy Corporation.

	32(c) -	Section 1350 Certification for Entergy Arkansas.

	32(d) -	Section 1350 Certification for Entergy Gulf States.

	32(e) -	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

	32(f) -	Section 1350 Certification for Entergy Mississippi.

	32(g) -	Section 1350 Certification for Entergy New Orleans.

	32(h) -	Section 1350 Certification for System Energy.

	32(i) -	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	32(j) -	Section 1350 Certification for System Energy.

	99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of the total assets of Entergy Corporation and its subsidiaries on a consolidated basis.
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2005, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2005.

**	Incorporated herein by reference as indicated.

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

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: August 4, 2005